Form 10QSB
period 1998-09-30
CENTRAL AMERICAN EQUITIES INC
filed 1998-12-08
CIK 1060426

                       US SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended September 30, 1998.

(   )  Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from                to                   .

                         Commission File Number 0-24185

                         CENTRAL AMERICAN EQUITIES CORP.

Florida                                                               65-0636168
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporated or organization)

19200 Van Karmen Ste. 850
Irvine, California                                                         92612
(Address of Principal Executive Offices)                              (Zip Code)

                                  (949)757-0222
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Class A Common Stock, $.001 Par Value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding twelve (12) months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES ( X ) NO ( ).

                      Applicable only to Corporate Issuers

         State the number of shares outstanding of each of the issuers' classes of common equity:

           12,205,252 Shares of Class A Common Stock, $.001 Par Value

                  Transitional Small Business Disclosure Format

                                YES ( ) NO ( X )

                         CENTRAL AMERICAN EQUITIES CORP.

                                TABLE OF CONTENTS


Part I

                                                                                             Page

Item 1-Financial Information

         Central American Equities Corp.'s Balance sheet as of 09/30/98 and
         12/31/97.  (Nine month period ended 09/30/97 not available).                          1

         Statement of Operations for the nine month period ended 09/30/98, the twelve month period ended 12/31/97, and cumulative period from 01/23/96
         (date of inception) to 09/30/98. (Nine month period
         ended 09/30/97 not available).                                                        2

         Statements of Stockholders' Equity                                                    3

         Statement of Cash Flows for the nine month period ended 09/30/98, the twelve month period ended 12/31/97, and cumulative period
         from 01/23/96 (date of inception) to 09/30/98.  (Nine month period
         ended 09/30/97 not available).                                                        4

         Notes to Financial Statements.                                                      5-7

Item 2-Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                            7-12

Part II

Item 1-Legal Proceedings                                                                   12-13

Item 2-Changes in Securities                                                                  13

Item 3-Defaults upon Senior Securities                                                        13

Item 4-Submission of Matter to a Vote of Security Holders                                     13

Item 5-Other Information                                                                      13

Item 6-Exhibits and Reports on Form S-K                                                       13

Item 1-Financial Statements

         The Financial Statements of the Company are set forth below:

                         CENTRAL AMERICAN EQUITIES CORP.

                                  BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)

                                                                 For the Nine Month
                                                                 Period Ended           For the Year Ended
                                                                 September 30, 1998     December 31, 1997
                                                                 ------------------     -----------------
Current Assets
     Cash                                                        $    10,945            $    11,978
     Inventory                                                        35,482                 16,812
                                                                 -----------            -----------
Total Current Assets                                             $    46,427            $    28,790

Property and Equipment
     Buildings and other depreciable assets,
     at cost, net of depreciation of $361,478                      7,899,615              7,821,051
                                                                 -----------            -----------

Other Assets
     Organization costs, net of accumulated
     amortization of $97,142                                       1,051,254              1,099,825
                                                                 -----------            -----------

Total Assets                                                     $ 8,997,296            $ 8,949,666
                                                                 ===========            ===========


                       Liability and Stockholders' Equity

Current Liabilities
     Accounts Payable                                            $    76,568            $    20,500
     Line of credit-Banco del Comercio                               500,000                250,000
     Accrued Expenses                                                 81,443                 50,000
     Accrued Interest Expense                                         14,985                 11,793
                                                                 -----------            -----------
Total Current Liabilities                                            672,996                332,293
                                                                 -----------            -----------

Long Term Debt                                                        50,601                 61,000
                                                                 -----------            -----------

Due to Stockholders                                                  763,991                344,314
                                                                 -----------            -----------

Stockholders' Equity
     Common Stock                                                $    12,205            $    12,205
     Additional Paid-In Capital                                    8,772,842              8,772,842
     Retained earnings (Deficit)                                  (1,275,339)              (572,988)
                                                                 -----------            -----------
Total Stockholders' Equity                                         7,509,708              8,212,059
                                                                 -----------            -----------

Total Liabilities and Stockholders' Equity                       $ 8,997,296            $ 8,949,666
                                                                 ===========            ===========

                       (See Notes to Financial Statements)

                         CENTRAL AMERICAN EQUITIES CORP.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                Cumulative
                                                                                Period from
                                     Nine Month Period      Twelve Months     January 23, 1996
                                           Ended                Ended        (Date of Inception)
                                       Sept. 30, 1998       Dec. 31, 1997   to September 30, 1998
                                       --------------       -------------   ---------------------
Revenues                                $    778,869         $    369,281         $  1,148,150
                                        ------------         ------------         ------------

Cost of Sales
     Salaries & Wages                        459,257              107,413              566,670
     Payroll Taxes                            59,383               20,000               79,383
     Repairs & Maintenance                    24,942                 --                 24,942
     Utilities                               117,487                 --                117,487
     Insurance                                20,523                 --                 20,523
     Other                                   305,104                 --                305,104
                                        ------------         ------------         ------------
Total Cost of Sales                     $    986,696         $    127,413         $  1,114,109
                                        ------------         ------------         ------------

Gross Profit                            $   (207,827)        $    241,868         $     34,041
                                        ------------         ------------         ------------

General & Administrative
     Salaries & Wages                   $     14,550         $       --           $     14,550
     Consulting Fees                            --                119,918              119,918
     Management Fees                            --                100,100              100,100
     Legal & Professional Fees                85,984              116,366              202,350
     Advertising                              27,075               76,508              103,583
     Commission Expense                         --                  7,360                7,360
     Postage & Delivery                        4,195               11,160               15,355
     Travel                                   76,325              137,491              213,816
     Office Expense                            1,947                3,870                5,817
     Utilities                                   442                2,612                3,054
     Dues & Subscriptions                       --                  1,840                1,840
     Depreciation & Amortization             237,458              221,162              458,620
     Other Expenses                           11,100                4,561               15,661
                                        ------------         ------------         ------------
Total General & Administrative          $    463,271         $    802,948         $  1,266,219
                                        ------------         ------------         ------------

Operating Loss                          $   (672,098)        $   (561,080)        $ (1,232,178)

Interest Expense                             (30,253)             (11,908)             (42,161)
                                        ------------         ------------         ------------

Loss before provision for
income taxes                            $   (702,351)        $   (572,988)        $ (1,275,339)

Provision for income taxes                      --                   --                   --
                                        ============         ============         ============


Net Loss                                $   (702,351)        $   (572,988)        $ (1,275,339)
                                        ============         ============         ============

Net Loss per Common Share               $       (.06)        $       (.05)        $       (.11)
                                        ============         ============         ============


Weighted Average share of
Common Stock Outstanding                  12,205,252           11,891,052           12,048,152
                                        ============         ============         ============

                       (See Notes to Financial Statements)

                         CENTRAL AMERICAN EQUITIES CORP.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                      Common           Paid In           Retained
                                      Stock            Capital           Earnings            Total
                                    ----------        ----------        ----------         ----------
Balance
01/23/96                                  --                --                --                 --

Capital Contribution                    11,356         7,248,316              --            7,259,672
                                    ----------        ----------        ----------         ----------

Balance
12/31/96                                11,356         7,248,316              --            7,259,672

Capital Contribution                       749         1,424,626              --            1,425,375

Common Stock Issued for
Consulting Services Rendered               100            99,900              --              100,000

Net Loss                                  --                --            (572,988)          (572,988)
                                    ----------        ----------        ----------         ----------

Balance
12/31/97                                12,205         8,772,842          (575,988)         8,212,059

Net Loss                                  --                --            (702,351)          (702,351)
                                    ----------        ----------        ----------         ----------

Balance
09/30/98                                12,205         8,772,842        (1,275,339)         7,509,708
                                    ==========        ==========        ==========         ==========

                       (See Notes to Financial Statements)

                         CENTRAL AMERICAN EQUITIES CORP.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                        Cumulative
                                                                                        Period From
                                            For the Nine Month                          Jan. 23, 1996
                                            Period Ended            Year Ended          (Date of Inception)
                                            Sept. 30, 1998          Dec. 31, 1997       Dec. 31, 1997
                                            --------------          -------------       -------------
Cash Flows from Operating Activities
     Net Loss                                  $   (702,351)        $   (572,988)        $ (1,275,339)

     Adjustment to Reconcile Net
     Loss to Net Cash Provided by
     Operating Activities:
     Depreciation and Amortization                  237,458              221,162              458,620

     Change in Assets and Liabilities:
     (Increase) in Inventory                        (18,670)             (16,812)             (35,482)
     Increase in Accrued Expenses/Other              31,443               50,000               81,443
     Increase in Accounts Payable                    56,068                 --                 56,068
     Increase in Accrued Interest
     Expense                                          3,192               11,793               14,985
                                               ------------         ------------         ------------

Net Cash Used in Operating Activities:         $   (392,860)        $   (306,845)        $   (699,705)
                                               ------------         ------------         ------------

Cash Flows from Investing Activities:
     Organization & Start-Up Costs                     --             (1,148,396)          (1,148,396)
     Capital Expenditure                           (267,451)          (7,993,642)          (8,261,093)

Net Cash Used in Investing Activities:         $   (267,451)        $ (9,142,038)        $ (9,409,489)
                                               ------------         ------------         ------------

Cash Flows from Financing Activities:
     Proceeds from Loans Payable                    659,278              675,814            1,335,092
     Proceeds from Issuance of
     Common Stock                                      --                 12,501               12,501
     Proceeds from Additional
     Paid-In Capital                                   --              8,672,942            8,672,942
     Common Stock Issued for
     Consulting Services                               --                100,000              100,000
                                               ------------         ------------         ------------


Net Cash Provided by Financing
Activities:                                         659,278            9,460,861           10,120,139
                                               ------------         ------------         ------------

Net Increase/Decrease in Cash                        (1,033)              11,978               10,945

Cash - Beginning of Period                           11,978                 --                   --
Cash - End of Period                                 10,945               11,978               10,945
                                               ============         ============         ============

Supplemental Schedule of Cash
Flow Information

     Interest Paid                                   30,252               11,908               42,161
                                               ============         ============         ============

     Income Taxes Paid                                 --                   --                   --
                                               ============         ============         ============

                       (See Notes to Financial Statements)

                         CENTRAL AMERICAN EQUITIES CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1-Summary of Accounting Policies
       Nature of Business

         Central American Equities Corp. (the "Company" or "CAE") was incorporated under the laws of the State of Florida on January 23, 1996. The Company acquired Cal Tico, L.P. ("Cal Tico"). Ecolodge Partners L.P. ("Ecolodge") and Marine Lodge Partners, L.P. ("Marine Lodge" and together with Cal Tico and Ecolodge, the "Partnerships"). The Company provides an integrated eco-vacation experience in Costa Rica, and is in the business of owning and operating hotels and real property in Costa Rica.

         Use of Estimates

         Management uses estimates and assumptions in preparing the financial statements in accordance with generally accepted principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

         Organization Costs

         Organization costs are amortized on a straight-line basis over five (5) years. Amortization expense for the nine (9) months ended September 30, 1998 was $48,571.

         Equipment

         Equipment is recorded at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets by using the straight line method of depreciation.

         Repairs and maintenance costs are expensed as incurred while additions and betterments are capitalized. The costs and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gain and losses are reflected in earnings.

         Per Share Data

         The primary income (loss) per share was computed on the weighted numbers of shares of common stock outstanding during the period. Common share equivalents were not included as their inclusion would have been anti-dilutive.

Income Taxes

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry forwards.

         The Company has a net operating loss carry-over of approximately $573,000 as of December 31, 1997, expiring through 2012.

Note 2-Long Term Debt

         Line of credit with Banco del Comercio advanced on June 30, 1998 with a one (1) year term. Principal is due and payable on June 30, 1999. Interest only at the rate of prime plus 2 1/2% is due and payable on the last day of each month. As of September 30, 1998, a total of $27,061 of interest has been paid and is reflected as Interest Expense in the Financial Statements. Subject to review and acceptance by the lending institution, this line of credit can be renewed for an additional one (1) year period. The funds advanced under this Line of Credit were utilized to supplement cash flow for operating expenses and construction costs. As of September 30, 1998, the amount due on this indebtedness is $500,000.

         Note payable with principal and interest due to an individual at the rate of 8.00% due and payable on February 1, 1999. This note is for the purchase of the beach land at the Marinelodge Resort. Accordingly, $3,192 is reflected in the Financial Statements as Interest Expense. The Inception Date of the note is August 1, 1995. As of September 30, 1998, the amount due on this indebtedness is $50,601.

         TOTAL DEBT                                  $550,601
         LESS:  CURRENT MATURITIES                   $500,000
                                                     --------
         LONG TERM DEBT                              $ 50,601
                                                    ---------

         The aggregate amount of debt maturing during the next five (5) years is as follows:

         1999                                        $550,601
                                                     ========

Note 3-Related Party Transactions

         During the period January 23, 1996 (date of inception) to September 30, 1998, two (2) shareholders each advanced to the Company approximately $381,995 for a total of $763,991. There are no stated terms for repayment. The two (2) stockholders each hold 6.0% of the issued and outstanding Class A Common Stock and are the Company's two (2) largest shareholders. In addition, these two (2) shareholders are also members of the Board of Directors of the Company.

         During the twelve (12) month period ended December 31, 1997, the Company paid $100,100 in management fees to Talley King & Company. Talley King & Company is jointly owned by Messers Richard William Talley and Paul King, each of whom are 6.0% shareholders of the Company's Class A Common Stock and are also directors. The fees paid were for management and supervision of the Company's operations. The management contract agreement was not renewed for 1998 and accordingly, no management fees have been paid during 1998.

Note 4-Capital Stock

         The following is a summary of the classes of Capital Stock at September 30, 1998:

         Common Stock
         Class A-Par Value $.001 Per Share:
                  Authorized 20,000,000 Shares;
                  12,205,252 issued and outstanding                    $12,205

         The holders of Class A Common Stock possess the voting power of one (1) vote of each share of stock held. The holder of Class A Common Stock do not possess cumulative voting rights. Class A Common stockholders having a majority of the outstanding shares of common stock voting for the election of directors can elect all members of the directors of the corporation.

         The Class A Common Stock has no preemptive rights or subscriptions, redemption or commission privileges. All of the outstanding shares of common stock are fully paid and non-assessable.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

         The following is management's discussion and analysis of significant factors, which have affected the Company's financial position and operations during the nine (9) month period that ended September 30, 1998.

OVERVIEW

         CAE is a US hospitality company, based in Irvine, California and incorporated in the State of Florida. The Company specializes in providing high-quality food and lodging in unique natural settings in Costa Rica.

         CAE includes among its assets three (3) hotels: Hotel Alta in Santa Ana (a suburb of the capital city of San Jose), Ecolodge San Luis and Biological Station (in the San Luis Valley near the world famous Monteverde Cloud Forest), and Sunset Reef (on the Pacific Ocean in Mal Pais adjacent to the protected Cabo Blanco Reserve). CAE also owns and operates La Luz Restaurant (located in Hotel
Alta), Restaurant Playa Carmen (on the beach near Sunset Reef), and Alta Travel Planners (a full service travel agency and marketing operation with headquarters in California).

         With the opening of Hotel Alta in December of 1997, 1998 marked the beginning of the first year of full operation of the Company's hotels. All Company owned facilities, except for Restaurant Playa Carmen (see below), were opened and operating in 1998.

OVERALL COMPANY PERFORMANCE

         CAE's performance during the first nine (9) months of 1998 were below expectations, but reasonable for the start-up of a new hotel group. Although initial occupancy levels were low, management remains steadfast in its belief that the fundamentals for superior performance continue to be in place. Costa Rica is a highly desirable tourist destination, which continues to increase in popularity. Soft adventure and eco-travel remain among the most rapidly growing segments in the travel market. And, CAE operates three (3) uniquely attractive properties, which have been repeatedly praised by the writers and tour wholesalers who have visited them.

         With marketing efforts accelerating, management has projected increased occupancy for 1999: 60% for Hotel Alta, 34% for Ecolodge San Luis, and a modest 23% for Sunset Reef. Using these occupancy projections, management forecasts that revenues could grow to more than $2.5 million in 1999. From 1999 to 2002 annual CAE revenues are projected to increase at a compound annual rate of about 25%. In 1999 management expects to be in a profitable position.

HOTEL ALTA

         Revenues at the three (3) hotels are primarily dependent upon the occupancy rates and per room charges (although other services are sold). The occupancy for the first nine months of 1998 was about 33% at Hotel Alta. Reflecting attractive introductory rates, the average room rate was about $83. Break-even occupancy at an average room rate of $120 is about 48%; at an average room rate of $180 (the high-season deluxe-room rack rate), break-even occupancy is about 33%.

         With marketing efforts accelerating, management has projected occupancy should reach 60% in 1999. Several marketing accomplishments have occurred:

         American Airlines Vacations, which provides Costa Rican accommodations for about 4000 guests annually, has listed Hotel Alta as one of only eight San Jose area hotels available from its select vacation program.

         British Airways has named Hotel Alta as the only San Jose hotel option in their Costa Rican vacation program. British Airways Worldwide Vacations anticipates booking accommodations for more than 1000 guests in Costa Rica during 1999.

         Hayes and Jarvis, a large British wholesaler, has included Hotel Alta among its four San Jose options. Hayes and Jarvis has booked 40 seats per week on British Airways' direct flight to San Jose from London.

         Several large US wholesalers have incorporated Hotel Alta in their brochures and east coast-based Apple Vacations (125 sales representative) has guaranteed a six-room allotment at Hotel Alta from January to April 1999.

         Hotel Alta has received significant complimentary press in dozens of magazines and newspapers in the United States and Costa Rica.

LA LUZ RESTAURANT

         La Luz Restaurant, the 75-seat restaurant in Hotel Alta, has been operating since August of 1997. Even though Hotel Alta was not open during the first five months of La Luz operation, and the occupancy at Hotel Alta has been low, the restaurant has begun to establish itself, receiving support from local businesses and residents. During the first nine (9) months of 1998, La Luz essentially broke even.

         La Luz has received substantial positive press since its opening. For example, Conde Nast Traveler has named La Luz one of the best restaurants in Central America and Costa Rica's major newspaper, La Nacion, has rated La Luz one of the top three (3) restaurants in the country, giving it the newspaper's coveted Five-Fork Rating.

         Because of the attention it has received, management plans in 1999 to add to La Luz a sophisticated club and bar in space currently available above the restaurant.

ECOLODGE SAN LUIS

         Ecolodge San Luis and Biological Station is an integrated ecotourism, research, education project directed on-site by two (2) renowned tropical biologists. The 162-acre Ecolodge San Luis property borders on the famous Monteverde Cloud Forest Reserve (acclaimed as "one of the most outstanding wildlife sanctuaries in the New World Tropics and named as one of the top ten ecotourism destinations in the world).

         The occupancy at Ecolodge San Luis for the first nine (9) months of 1998 was about 16%. Indicating significant expenditure tightening (and future opportunity), the break-even occupancy (at the current mix of average room rates) at Ecolodge San Luis is about 17%. Management has projected that occupancy in 1999 should reach about 34%.

         Several large US wholesalers have incorporated Ecolodge San Luis in their brochures. Apple Vacations has guaranteed a four-cabin allotment at 12 cabin Ecolodge San Luis. TUI, a large German wholesaler, has been allotted at least 60 room nights at Ecolodge San Luis from November to March for their Fly and Drive program.

         The more than forty (40) writers who have visited Ecolodge San Luis have been effusive in their praise. For example, the Adventure Guide to Costa Rica has said, "this beautiful designed lodge-research complex is in a gorgeous location. Whereas there are a number of avowedly ecological lodges in Costa Rica, there is only one (1) Ecolodge San Luis, a place created with the avowed intention of bringing together researchers to mingle and share their work with visitors.

SUNSET REEF AND PLAYA CARMEN

         Hotel Sunset Reef is located in the small Pacific beach-front town of Mal Pais on the southern tip of the Nicoya Peninsula. The hotel lies on the northern border of the renowned Absolute Natural Reserve of Cabo Blanco - the jewel of nature at the very tip of the Nicoya Peninsula (The Costa Rica Handbook).

         Occupancy at Sunset Reef for the first nine (9) months of 1998 was about 11%. The average room rate was about $56. Break-even occupancy at a $60 average room rate is about 23%. At an $80 average room rate, the hotel breaks even at about 17% occupancy.

         In August of 1998, a new general manager, Alberto Carazzo, was hired to improve the operations and marketing of Sunset Reef. Mr. Carazzo has, over the past ten (10) years, acquired extensive management experience at such well known Costa Rican hotels as Villa Caletas, Hotel Jungle Lodge, and Lapa Rios. With marketing efforts just beginning, and new management in place, the Company conservatively projects occupancy could reach about 23% occupancy for Sunset Reef during 1999.

         The Playa Carmen restaurant and bar is located about four (4) miles away from Sunset Reef on the broad, white, sandy beach of Playa Carmen, known as one of the best surfing beaches in Costa Rica. Management is preparing to open the 100-seat restaurant during the 1998-99 high season. Adjacent to the restaurant, CAE plans to construct a tent camp for surfers and low budget travelers.

NEW MANAGEMENT AND NEW MARKETING PLAN

         Management has resolved several problems, which it believes, prevented the Company from reaching its goal during the first nine (9) months of 1998.

New Management

         Management experienced considerable turmoil during late 1997 and early 1998 with the unanticipated resignation of Warren Francis, the CEO of CAE and General Manager for Hotel Alta. Mr. Francis resigned because of personal reasons. Management is currently pursuing legal action against Mr. Francis for breach of contract and failure to perform (see Item 1-Legal Proceedings).

         Mr. Francis' departure and related hotel construction difficulties delayed the opening of Hotel Alta, originally scheduled for June 1997. Operating cash was limited as the hotel had hired and trained staff in preparation for a June opening that was delayed until December. Mr. Francis' departure was also related to the closure of Ecolodge San Luis and Sunset Reef just prior to the beginning of the all-important 1997-98 high season.

         During the Summer of 1998, the Board of Directors hired Michael N. Caggiano, Ph.D., as an operational liaison to the board. Caggiano had been Executive Vice President in Charge of Consulting Operations at a large independent, US hospitality and real estate consulting firm. Caggiano holds a Ph.D. from the RAND Corporation and a B.A. from Pomona College.

         Caggiano's role has been to increase revenues and profits through expanded occupancy at each CAE hotel. He is also expected to reduce costs and guide the company through the completion of several property enhancement projects. Pending the success of the public offering, the Company is actively examining several other Costa Rican vacation properties as future investment opportunities.

Marketing

         Mr. Francis' departure, led to delays in the creation and implementation of the marketing strategy necessary for the 1997-98 high season and contributed to the resulting lack of market exposure for the three (3) hotels. Management has responded to this problem by creating a strong management team, which has successfully implemented a marketing plan that has already begun to build a client base among tour wholesalers and tour operators.

         There are several other significant marketing decisions that will positively impact the coming 1998-99 high season. First, marketing functions, which had previously been directed by an outside consultant, were brought in-house. Second, the Company's public relations firm was placed under the direct control of management.

         In addition to the successes discussed above, more than forty (40) travel writers have visited CAE hotels. Scores of magazine articles have been published or are anticipated over the next few months. Management anticipates these articles will boost occupancy at each of CAE's hotels. Some results have already been experienced, all three (3) hotels are nearing 100% occupancy for Christmas week 1998.

APPOINTMENT OF NEW CEO AND PRESIDENT

         In late August of 1998, Michael N. Caggiano, Ph.D. was appointed consulting CEO and President of CAE.

         Caggiano has worked with CAE for the past several years: first as a financial consultant in the construction stage of the company and more recently as an operational liaison to the Board of Directors. Currently he is President of a small, Los Angeles-based financial and management consulting firm that has provided advice to corporations investing in Costa Rica. He specializes in analyzing economic performance, corporate strategy, acquisitions, and organizational change. His clients have included hospitality, real estate, health care, international exporting, electronics, and manufacturing companies.

         In his new post, Caggiano will oversee all US and Costa Rican operations for the company. Brian Frazee, Managing Director for the AltA Group, will continue to manage Hotel Alta and will report to Caggiano.

         Prior to establishing his own consulting firm, Dr. Caggiano was Executive Vice President in Charge of Consulting Operations at Robert Charles Lesser & Co. (RCLCo) a 50-person, 5-office, national hospitality and real estate consulting firm based in Los Angeles. While at RCLCo, he oversaw the management of several hundred consulting engagements annually concerning real estate and hospitality development, economic development, public policy issues, feasibility, and corporate strategy.

         In 1990, Dr. Caggiano was elected to the first City Council of Malibu and later served as its Mayor Pro Tem. Before serving as an elected official, Dr. Caggiano was a Fellow and Policy Analyst with The RAND Corporation. While at RAND, he specialized in solving state and local government finance problems. He devised methodologies to forecast revenues and costs, designed administrative and accounting structures necessary to allow a public entities to operate as private enterprises, and created action plans for the operation and marketing of governmental services. During his nine years at RAND, Dr. Caggiano authored nearly 20 publications.

         During the past five years, Dr. Caggiano served as the President of Heal the Bay, one of Southern California's most successful environmental groups. This 15,000-member volunteer organization is dedicated to improving ocean water quality and cleaning up beaches in Southern California.

         Dr. Caggiano holds a Ph.D. in Public Policy Analysis from the RAND Graduate School of The RAND Corporation, an M.P.A. from the University of Southern California, and a B.A. in Government from Pomona College.

LIMITED LIQUIDITY AND CAPITAL RESOURCES

         The Company had relied on sales of shares of common stock to fund operations and make capital improvements. To date, operations have resulted in losses and the Company has limited cash liquidity and capital resources. During the second and third quarters of 1998, capitalization was not sufficient to fund necessary expenses and management sought and succeeded in acquiring about $1.25 million in bridge loans.

         However, the Company has a positive net worth of over $7.5 million and a current asset ratio of over 11 to 1 through the nine (9) month period ended September 30, 1998.


RESULTS OF OPERATIONS

         The Company's revenues from its date of inception until September 30, 1998 is $1,148,150. The Company's revenues for the nine (9) month period that ended September 30, 1998 were $778,869.

         The Company has incurred a net loss of $1,275,339 since its date of inception and has also incurred a net loss of $702,351 for the nine (9) month period that ended September 30, 1998.

Part II

Item 1-Legal Proceedings

         CAE has brought claims against its former CEO, Warren Francis, for breach of contract and breach of the covenant of good faith and fair dealing under California law. The action is entitled Central American Equities, a Florida Corporation vs. Warren Francis. These claims are pending in the United States District Court for the Central District of California, case number 98-0485WJR (Mcx) and have been assigned to the Honorable William J.
Rae for all purposes, including trial.

         CAE's claim against Mr. Francis arise in part out of his alleged failure to perform his contractual duties from approximately April through August 1997 and his abrupt departure without notice on or about September 2, 1997. It is alleged that Mr. Francis breached his employment contract by, among other things, allowing a personal relationship to interfere significantly with his job performance in Cost Rica, failing to market and promote the business of CAE, failing to create and develop tour operator and travel agent relationships in order to maximize occupancy levels in the hotels by the 1997-98 high season, failing responsibly to manage physical improvements and construction of the Hotel Alta, thus causing delays in its opening to the public, failing responsibly to hire and train appropriate staff, and failing to direct and supervise CAE employees and staff in the performance of their duties. It is alleged that an improper and inappropriate relationship between Mr. Francis and a member of the staff of the Hotel Alta resulted in a breach of the covenant of good faith and fair dealing.

         CAE is seeking special and general damages from Mr. Francis in excess of $400,000. It is alleged, among other things, that Mr. Francis' breach of contract and breach of the covenant of good faith and fair dealing caused significant delays in opening Hotel Alta and, once it finally opened, that occupancy levels were substantially depressed due to his failure to adequately market and promote the hotels during the Spring and Summer of 1997.

         The action will be tried before a jury, with trial presently set to commence in March 1999.

         There are no existing lawsuits against the Company.

Item 2-Changes in Securities

         The Company did not sell or issue any securities of any kind during the period that ended on September 30, 1998.

Item 3-Defaults Upon Senior Securities

         For the period that ended on September 30, 1998, there was no defaults upon senior securities of any kind by the Company.

Item 4-Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders by the Company for the period ended September 30, 1998.

Item 5-Other Information

         There is no other information that the Company believes is necessary to be included in this report.

Item 6-Exhibits and Reports on Form S-K

      (a) Exhibits filed herewith:

          None

      (b) Current reports on Form 10KSB, dated July 15, 1998, filed with the Securities and Exchange Commission.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CENTRAL AMERICAN EQUITIES CORP.



                                            By: /s/ MICHAEL N. CAGGIANO
                                                --------------------------------
                                                    MICHAEL N. CAGGIANO
                                                    President and CEO