Form 10KSB
period 1998-12-31
CENTRAL AMERICAN EQUITIES INC
filed 1999-04-09
CIK 1060426

                       US SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(X) Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal period ended December 31, 1998.

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

19100 Van Karmen Ste. 1020
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [ ]

                                   $1,140,726

              (Issuer's revenues for its most recent fiscal year).

     (Aggregate market value of the voting stock held by non-affiliates of
                                   Registrant)

             12,230,252 Shares Class A Common Stock, $.001 par value

  (Number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 1998)

            Transitional Small Business disclosure format (check one)
                               YES [ X ]  NO [   ]

                 DOCUMENTS INCORPORATED BY REFERENCE INTO PART I

  Annual Report on Form 10K of Registrant for the year ended December 31, 1998

                                     PART I

ITEM 1.  BUSINESS

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

OVERALL COMPANY PERFORMANCE

         CAE's performance during the twelve (12) months of 1998 were below expectations, but reasonable for the start-up of a new hotel group. Although initial occupancy levels were low, management remains steadfast in its belief that the fundamentals for superior performance continue to be in place. Costa Rica is a highly desirable tourist destination, which continues to increase in popularity. Soft adventure and eco-travel remain among the most rapidly growing segments in the travel market. And, CAE operates three (3) uniquely attractive properties, which have been repeatedly praised by the writers and tour wholesalers who have visited them.

ITEM 2.  PROPERTIES AND EQUIPMENT

HOTEL ALTA

         Revenues at the three (3) hotels are primarily dependent upon the occupancy rates and per room charges (although other services are sold). The occupancy for the twelve (12) months of 1998 was about 33% at Hotel Alta. Reflecting attractive introductory rates, the average room rate was about $83. Break-even occupancy at an average room rate of $120 is about 48%; at an average room rate of $180 (the high-season deluxe-room rack rate), break-even occupancy is about 33%.

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

LA LUZ RESTAURANT

         La Luz Restaurant, the 75-seat restaurant in Hotel Alta, has been operating since August of 1997. Even though Hotel Alta was not open during the first five months of La Luz operation, and the occupancy at Hotel Alta has been low, the restaurant has begun to establish itself, receiving support from local businesses and residents. During the twelve (12) months of 1998, La Luz essentially broke even.

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

         The occupancy at Ecolodge San Luis for the twelve (12) months of 1998 was about 16%. Indicating significant expenditure tightening (and future opportunity), the break-even occupancy (at the current mix of average room rates) at Ecolodge San Luis is about 17%.

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

         Occupancy at Sunset Reef for the twelve (12) months of 1998 was about 12%. The average room rate was about $56. Break-even occupancy at a $60 average room rate is about 23%. At an $80 average room rate, the hotel breaks even at about 17% occupancy.

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

ITEM 3.  LEGAL PROCEEDINGS

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

         The action is scheduled to be tried before a jury, with trial presently set to commence in June 1999. However, a settlement conference is scheduled for the first week of June 1999 and if an appropriate settlement occurs as a result of this conference all litigation will be cancelled.

         There are no other existing lawsuits against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company submitted no mater to a vote of its security holders during its fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no market for the Company's common stock, $.001 par value, and there has been none since inception. In the event that a market for the common stock of the Company should develop, initial trading will be in the over-the-counter market. In such event, the Company will endeavor to take all action necessary to have the trading of the stock quoted on the OTC Bulletin Board of the National association of Securities Dealers Inc.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the fiscal year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had relied on sales of shares of common stock to fund operations and make capital improvements. To date, operations have resulted in losses and the Company has limited cash liquidity and capital resources. During the second, third and fourth quarters of 1998, capitalization was not sufficient to fund necessary expenses and management sought and succeeded in acquiring about $1.425 million in bridge loans.

         However, the Company has a positive net worth of over $7.3 million through the fiscal year ended December 31, 1998.

RESULTS OF OPERATIONS

         The Company's revenues from its date of inception through December 31, 1998 is $1,510,007. The Company's revenues for the twelve (12) month period that ended December 31, 1998 were $1,140,726.

         The Company has incurred a net loss of $1,508,990 since its date of inception and has also incurred a net loss of $936,002 for the twelve (12) month period that ended December 31, 1998.

NEW MANAGEMENT AND NEW MARKETING PLAN

         Management has resolved several problems, which it believes, prevented the Company from reaching its goal during the twelve (12) months of 1998.

New Management

         Management experienced considerable turmoil during late 1997 and early 1998 with the unanticipated resignation of Warren Francis, the CEO of CAE and General Manager for Hotel Alta. Mr. Francis resigned because of personal reasons. Management is currently pursuing legal action against Mr. Francis for breach of contract and failure to perform (see Item 3-Legal Proceedings).

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

         During the Summer of 1998, the Board of Directors hired Michael N. Caggiano, Ph.D., as an operational liaison to the board. In addition, in late August 1998 the board also appointed Mr. Caggiano as a Consulting CEO/President. Caggiano had been Executive Vice President in Charge of Consulting Operations at a large independent, US hospitality and real estate consulting firm. Caggiano holds a Ph.D. from the RAND Corporation and a B.A. from Pomona College.

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

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company, required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below:

Independent Auditor's Report

Board of Directors
Central American Equities Corp.

         I have audited the accompanying balance sheet of Central American Equities Corporation (a development stage company) as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flow for the years ended December 31, 1998 and for the cumulative period January 26, 1996 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standard require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central American Equities Corporation at December 31, 1998, and the results of their operations, and their cash flows for the years ended December 31, 1998 and for the cumulative period from January 22, 1996 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.

                                                  Steven J. Gannuscio
                                                  Certified Public Accountant

March 31, 1999
Vernon, NJ

                         CENTRAL AMERICAN EQUITIES CORP.

                                  BALANCE SHEET
                                     ASSETS

                                                 For the Year Ended    For the Year Ended
                                                 December 31, 1998     December 31, 1997
                                                 ------------------    ------------------
Current Assets
     Cash                                           $     8,450           $    11,978
     Inventory                                           28,901                16,812
                                                    -----------           -----------
Total Current Assets                                $    37,351           $    28,790

Property and Equipment
     Buildings and other depreciable assets,
     at cost, net of depreciation of $424,440         7,836,653             7,821,051
                                                    -----------           -----------


Other Assets
     Organization costs, net of accumulated
     amortization of $113,332                         1,035,064             1,099,825
                                                    -----------           -----------

Total Assets                                        $ 8,909,068           $ 8,949,666
                                                    ===========           ===========


                          Liability and Stockholders' Equity

Current Liabilities
     Accounts Payable                               $    59,034           $    20,500
     Line of credit-Banco del Comercio                  500,000               250,000
     Notes payable - Other                               50,601                    --
     Accrued Expenses                                    66,894                50,000
     Accrued Interest Expense                             7,491                11,793
                                                    -----------           -----------
Total Current Liabilities                               684,020               332,293
                                                    -----------           -----------

Long Term Debt                                               --                61,000
                                                    -----------           -----------

Due to Stockholders                                     923,991               344,314
                                                    -----------           -----------

Stockholders' Equity
     Common Stock                                   $    12,230           $    12,205
     Additional Paid-In Capital                       8,797,817             8,772,842
     Retained earnings (Deficit)                     (1,508,990)             (572,988)
                                                    -----------           -----------
Total Stockholders' Equity                            7,301,057             8,212,059
                                                    -----------           -----------

Total Liabilities and Stockholders' Equity          $ 8,909,068           $ 8,949,666
                                                    ===========           ===========




                       (See Notes to Financial Statements)

                         CENTRAL AMERICAN EQUITIES CORP.
                             STATEMENT OF OPERATIONS


                                                                                       Cumulative Period from
                                                                                          January 23, 1996
                                                  Year Ended December 31,               (Date of Inception)
                                               1998                    1997             to December 31, 1998
                                               ----                    ----             --------------------
Revenues                                   $  1,140,726            $    369,281            $  1,510,007
                                           ------------            ------------            ------------

Cost of Sales
     Salaries & Wages                           588,783                 107,413                 696,196
     Payroll Taxes                               95,367                  20,000                 115,367
     Repairs & Maintenance                       32,943                      --                  32,943
     Utilities                                  146,015                      --                 146,015
     Insurance                                   31,983                      --                  31,983
     Other                                      494,948                      --                 494,948
                                           ------------            ------------            ------------

Total Cost of Sales                        $  1,390,039            $    127,413            $  1,517,452
                                           ------------            ------------            ------------


Gross Profit                               $   (249,313)           $    241,868            $     (7,445)
                                           ------------            ------------            ------------

General & Administrative
     Salaries & Wages                      $     27,630            $         --            $     27,360
     Consulting Fees                             40,060                 119,918                 159,978
     Management Fees                                 --                 100,100                 100,100
     Legal & Professional Fees                   97,706                 116,366                 214,072
     Advertising                                 28,875                  76,508                 105,383
     Commission Expense                           6,835                   7,360                  14,195
     Postage & Delivery                           4,505                  11,160                  15,665
     Travel                                      97,471                 137,491                 234,962
     Office Expense                               2,842                   3,870                   6,712
     Utilities                                    3,358                   2,612                   5,970
     Dues & Subscriptions                           527                   1,840                   2,367
     Depreciation & Amortization                316,610                 221,162                 537,772
     Other Expenses                              16,901                   4,561                  21,462
                                           ------------            ------------            ------------

Total General & Administrative             $    643,320            $    802,948            $  1,446,268
                                           ------------            ------------            ------------

Operating Loss                             $   (892,633)           $   (561,080)           $ (1,453,713)

Interest Expense                                (43,369)                (11,908)                (55,277)
                                           ------------            ------------            ------------


Loss before provision for
income taxes                               $   (936,002)           $   (572,988)           $ (1,508,990)

Provision for income taxes                           --                      --                      --
                                           ============            ============            ============


Net Loss                                   $   (936,002)           $   (572,988)           $ (1,508,990)
                                           ============            ============            ============


Net Loss per Common Share                  $       (.08)           $       (.05)           $       (.13)
                                           ============            ============            ============


Weighted Average share of
Common Stock Outstanding                     12,230,252              11,891,052              12,060,652
                                           ============            ============            ============


                       (See Notes to Financial Statements)

                         CENTRAL AMERICAN EQUITIES CORP.

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                   Common           Paid In          Retained
                                   Stock            Capital          Earnings          Total
                                   -----            -------          --------          -----
Balance
01/23/96                                   --               --               --                --

Capital Contribution                   11,356        7,248,316               --         7,259,672
                                   ----------       ----------       ----------        ----------


Balance
12/31/96                               11,356        7,248,316               --         7,259,672

Capital Contribution                      749        1,424,626               --         1,425,375

Common Stock Issued for
Consulting Services Rendered              100           99,900               --           100,000

Net Loss                                   --               --         (572,988)         (572,988)
                                   ----------       ----------       ----------        ----------


Balance
12/31/97                               12,205        8,772,842         (572,988)        8,212,059

Net Loss                                   --               --         (936,002)         (936,002)
                                   ----------       ----------       ----------        ----------

Common Stock Issued for
Consulting Services Rendered               25           24,975               --                --
                                   ----------       ----------       ----------        ----------

Balance
12/31/98                               12,230        8,797,817       (1,508,990)        7,301,057
                                   ==========       ==========       ==========        ==========




                       (See Notes to Financial Statements)

                         CENTRAL AMERICAN EQUITIES CORP.
                             STATEMENTS OF CASH FLOW

                                                                                           Cumulative
                                                                                           Period From
                                                   For the             For the             Jan. 23, 1996
                                                   Year Ended          Year Ended          (Date of Inception)
                                                   Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1998
                                                   -------------       -------------       -------------
Cash Flows from Operating Activities
     Net Loss                                      $   (936,002)       $   (572,988)       $ (1,508,990)

     Adjustment to Reconcile Net
     Loss to Net Cash Provided by
     Operating Activities:
     Depreciation and Amortization                      316,610             221,162             537,772

     Change in Assets and Liabilities:
     (Increase) in Inventory                            (12,089)            (16,812)            (28,901)
     Increase in Accrued Expenses/Other                  16,894              50,000              66,894
     Increase in Accounts Payable                        38,534                  --              38,534
     (Decrease) Increase in Accrued Interest
     Expense                                             (4,302)             11,793               7,491
                                                   ------------        ------------        ------------

Net Cash Used in Operating Activities:             $   (580,355)       $   (306,845)       $   (887,200)
                                                   ------------        ------------        ------------


Cash Flows from Investing Activities:
     Organization & Start-Up Costs                           --          (1,148,396)         (1,148,396)
     Capital Expenditure                               (267,451)         (7,993,642)         (8,261,093)
                                                   ------------        ------------        ------------

Net Cash Used in Investing Activities:             $   (267,451)       $ (9,142,038)       $ (9,409,489)
                                                   ------------        ------------        ------------


Cash Flows from Financing Activities:
     Proceeds from Loans Payable                        819,278             675,814           1,495,092
     Proceeds from Issuance of
     Common Stock                                            --              12,501              12,501
     Proceeds from Additional
     Paid-In Capital                                         --           8,672,942           8,672,942
     Common Stock Issued for
     Consulting Services                                 25,000             100,000             125,000
                                                   ------------        ------------        ------------


Net Cash Provided by Financing
Activities:                                             844,278           9,460,861          10,305,189
                                                   ------------        ------------        ------------


Net Increase/Decrease in Cash                            (3,528)             11,978               8,450

Cash - Beginning of Period                               11,978                  --                  --
Cash - End of Period                                      8,450              11,978               8,450
                                                   ============        ============        ============


Supplemental Schedule of Cash
Flow Information

     Interest Paid                                       43,369              11,908              55,277
                                                   ============        ============        ============


     Income Taxes Paid                                       --                  --                  --
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

         Organization Costs

         Organization costs are amortized on a straight-line basis over five (5) years. Amortization expense for the twelve (12) months ended December 31, 1998 was $64,761.

         Equipment

         Equipment is recorded at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets by using the straight line method of depreciation. Depreciation expense for the twelve
(12) months ended December 31, 1998 was $251,849.

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

         The Company has a net operating loss carry-over of approximately $1,509,000 as of December 31, 1998, expiring through 2013.

Note 2-Long Term Debt

         Line of credit with Banco del Comercio advanced on June 30, 1998 with a one (1) year term. Principal is due and payable on June 30, 1999. Interest only at the rate of prime plus 2 1/2% is due and payable on the last day of each month. As of December 31, 1998, a total of $39,113 of interest has been paid and is reflected as Interest Expense in the Financial Statements. Subject to review and acceptance by the lending institution, this line of credit can be renewed for an additional one (1) year period. The funds advanced under this Line of Credit were utilized to supplement cash flow for operating expenses and construction costs. As of December 31, 1998, the amount due on this indebtedness is $500,000.

         Note payable with principal and interest due to an individual at the rate of 8.00% due and payable on February 1, 1999. This note is for the purchase of the beach land at the Marinelodge Resort. Accordingly, $4,256 is reflected in the Financial Statements as Interest Expense. The Inception Date of the note is August 1, 1995. As of December 31, 1998, the amount due on this indebtedness is $50,601.

         TOTAL DEBT                                                     $550,601
         LESS:  CURRENT MATURITIES                                      $550,601
                                                                        --------
         LONG TERM DEBT                                                 $      0
                                                                        --------

         The aggregate amount of debt maturing during the next five (5) years is as follows:

         1999                                                           $550,601
                                                                        ========

Note 3-Related Party Transactions

         During the period January 23, 1996 (date of inception) to December 31, 1998, two (2) shareholders each advanced to the Company approximately $461,996 for a total of $923,991. There are no stated terms for repayment. The two (2) stockholders each hold 6.0% of the issued and outstanding Class A Common Stock and are the Company's two (2) largest shareholders. In addition, these two (2) shareholders are also members of the Board of Directors of the Company.

         During the twelve (12) month period ended December 31, 1997, the Company paid $100,100 in management fees to Talley King & Company. Talley King & Company is jointly owned by Messrs Richard William Talley and Paul King, each of whom are 6.0% shareholders of the Company's Class A Common Stock and are also directors. The fees paid were for management and supervision of the Company's operations. The management contract agreement was not renewed for 1998 and accordingly, no management fees have been paid during 1998.

Note 4-Capital Stock

         The following is a summary of the classes of Capital Stock at December 31, 1998:

         Common Stock
         Class A-Par Value $.001 Per Share:
                  Authorized 20,000,000 Shares;
                  12,230,252 issued and outstanding                     $12,230

         During the third quarter of 1998 the Company issued 25,000 shares of its Class A Common Stock to Michael N. Caggiano, the Company's Consultant CEO/President. The shares were issued in lieu of payment for services rendered prior to him being appointed in his current position.

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

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers, and Significant Employees.

Identification of Directors and Executive Officers

         The following table sets forth the names of all current directors and executive officers of the Company. These persons were re-elected on 01/20/98. They will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                Positions                        Date of
Name                            Held                             Election
----                            ----                             --------
Michael N. Caggiano             Consulting CEO/
                                President                        08/98

Brian Frazee                    Managing Director/               08/98
                                    AltA Group

W.F.O. Rosenmiller              Secretary/                       01/98
                                Director

Richard Wm. Talley              Director                         01/98


Paul King                       Director                         01/98

BUSINESS EXPERIENCE

         BRIAN FRAZEE, Managing Director/AltA Group. Mr. Frazee joined CAE in May of 1997 as assistant General Manager. He was trained at Hotel Alta by Warren Francis, who received his classical training in hotel management from Cornell's School of Hotel Administration (Master's Degree 1985). Mr. Francis returned to the United States in September of 1997, at which time Mr. Frazee was promoted to General Manager. Mr. Frazee received his degree in Hotel Administration from Washington State University in

Pullman, Washington. He has worked extensively for the Westin Hotel Group and Gleneagles Hotel in Scotland.

         W.F.O. ROSENMILLER, Secretary and Director of Central American Equities Corp. A graduate of Penn State University (BS) and Drexel University (MBA). Mr. Rosenmiller spent four years in the US Navy and was honorably discharged as a full lieutenant with expertise in open sea navigation as well as general nautical knowledge. Mr. Rosenmiller brings to the Partnership a wealth of management and development experience. As a director/owner of the Snow Time Inc., a ski resort complex consisting of facilities in New York State and Lancaster, Pennsylvania with revenues in excess of 20 million, Mr. Rosenmiller who founded Ski Windham, Ski Round Top and Ski Liberty has had over thirty years experience in the hotel, restaurant, and bar business. as a director of Hamilton Bank, (subsidiary of Corestate Bank) he has had extensive experience on both the audit and credit sides of partnership lending as well as project projections. Most recently he has been involved in all aspects of a 200 acre subdivision of high end homes in York, PA. This project has received numerous national design awards.

         Active in civic activities for over thirty years in New York, he was the recipient of the Jay Cee's Distinguished Service Award. As a veteran diver and powerboat owner/operator, his knowledge of protocol and certification will be a help in creating the underwater and marine experiences in Costa Rica.

         RICHARD Wm. TALLEY, Director of Central American Equities Corp. Mr. Talley holds a BA degree in European History from the University of California, Santa Barbara and an MBA in Finance from Cornell University, Ithaca, New York, Mr. Talley began his finance career with Smith Barney in New York. A resident of Santa Barbara starting in 1975, he opened and managed the Shearson Office there until its sale to American Express in 1983, at which time he founded Talley McNeil and Tormey, a regionally focused investment bank and brokerage firm. The firm was merged into a larger, Southern California investment banking and brokerage firm in 1989. In 1993, Mr. Talley and Mr. King founded Talley King and Company, Inc. ("Talley King") with offices in Irvine and Santa Barbara. Talley King & Company, Inc. is an investment bank which focuses on private placement financing. Mr. Talley has been actively involved in Costa Rica for the last six years.

         PAUL KING, Director of Central American Equities Corp. Mr. King is a principal in Talley King & Company, Inc. and a partner with Mr. Talley since 1989. during the last six years, Mr. King has been intimately involved in the development of the Costa Rican properties. He has overseen the land acquisition permit, bidding, and construction process. He is currently responsible for all activities including the interface between Costa Rican corporations and Us entities.

         In the medical area, Talley King and Company, Inc. and their partners Medical Imaging Consultants and currently operating a state of the art MRI machine in Costa Rica. This project opened in November 1995. they have entered into an agreement to build a second facility which will house six linear accelerators for the treatment of cancer.

The diagnostic center coupled with the radiation therapy will result in one of the finest cancer treatment centers in all of Central America. Mr. King attended Westmont College.

Significant Employees

         Drs. Milton and Diana Lieberman, Manners of Ecolodge San Luis and Biological Station. Drs. Milton Lieberman and Diana Lieberman, are responsible for the supervision of the Ecolodge. Importantly, they are also part owners. Both are internationally recognized experts in the field of tropical ecology, and, have worked as a husband-wife research team for 25 years. The Liebermans, who are natives of California, have spent the past 14 years studying the rain forests of Costa Rim

         Dr. Milton Lieberman is Research Professor of Biology at the University of North Dakota and a Research Associate of the Missouri Botanical Garden. He received his bachelor's', degree in Zoology from the University of California, Berkeley and his Ph.D. in Biological Sciences from the University of California, Irvine. Before joining the faculty at North Dakota, he held professorships at the University of Hawaii, the University of Ghana, and the University of Virginia. He also served as a Ford Foundation Postdoctoral Fellow at Stanford University and a National Research Council Senior Research Associate at NASA's Earth Resources Laboratory.

         Dr. Diana Lieberman is Professor of Biology at the University of North Dakota. After undergraduate studies at the Berkeley and Irvine campuses of the University of California, she graduated with honors in Botany and Zoology from the University of Ghana, and received her Ph.D. in Botany from the same institution. She taught at the University of Virginia before moving to the University of North Dakota. She is North American editor of the Journal of Tropical Ecology, an international research journal published by Cambridge University Press.

         William Granados Rodriguez, Manager of Sunset Reef. William Granados comes to CAE with extensive experience in ecotourism in Costa Rica. For the past four years he has worked in several positions of increasing responsibility with Costa Rica Expeditions. Mr. Granados has managed transportation and procurement for the Costa Rica Expeditions' three Lodges, the white water rafting operations, and the Corcovado Lodge.

         Prior to joining Costa Rica Expeditions Mr. Granados created tours and worked as a trail guide in a private reserve. Mr. Granados has taken basic courses in agricultural engineering at the Costa Rican Technology Institute. He has also received special training in food and beverage management (through CINDE in San Jose), birds of Costa Rica (Lankester Gardens), and in hotel management, accounting and finances (Educatur, ICT). He is a Costa Rican citizen and speaks fluent Spanish and English.

Special Advisors

         Steven J. Aronson, Special Advisor to the Board. Cafe Britt was founded in the early 1980s by Steven Aronson, an American permanently residing in Costa Rica with many years of coffee procurement and international trading experience earned working in both environments as an officer in multinational companies and as an entrepreneur. He has founded coffee and cocoa processing companies in several countries in Latin America. He, also has a worldwide network of coffee market contacts as well as intimate knowledge of coffee farm practices in Costa Rica.

         Mr. Aronson is a well-respected authority on coffee in Costa Rica as well as being recognized in world coffee circles. He has been continuously involved in the coffee industry for over 20 years, having previously worked in futures trading, coffee purchasing, sales, and quality control prior to founding coffee processing and trading companies in Costa Rica. Mr. Aronson, a Ph.D. candidate at Stanford University, is a frequent speaker and moderator at domestic and International coffee industry forums. He has also counseled the Costa Rican government at international coffee meetings. He earned his BA in economics from the University of Michigan at Ann I Arbor and has complete verbal fluency in four languages and reading ability in six.

         Jose M. Gutierrez, Special Advisor to the Board. Since July 1995, Mr. Gutierrez has been the Ambassador and Deputy Permanent Representative of Costa Rica to the United Nations. Mr. Gutierrez received his law degree from the University of Costa Rica. He has done post-graduate studies on Jurisprudence and Sociology of Law at the University of Saar in (at the time) West Germany and he has earned a Master of Public Administration degree from the Kennedy School of Government at Harvard University where he was a Mason Fellow.

         Since 1991 he has been a partner and practicing lawyer of the San Jose. firm of Gutierrez. Hernandez & Pauly. Between 1981 and 1985 he also lectured in law at the University of Costa Rica., Between 1985 and 1995 he was a member of the board of directors of numerous banking, industrial, and agroindustrial corporations in Costa: Rim From 1992 to 1994 he was the publisher of La Republica, at the time, the second largest daily newspaper in Costa Rica. Born in Costa Rica in 1953, Mr. Gutierrez is a Costa Rican currently residing in New York.

Family Relationships

         There are no family relationships between the directors or executive officers of the Company, either by blood or by marriage.

ITEM 10.  EXECUTIVE COMPENSATION

CURRENT REMUNERATION

         The Company has no stock option or stock appreciation rights, long term or other incentive compensation plans, deferred compensation plans, stock bonus plans, pension plans, or any other type of compensation plan in place for its executive officers, directors, or other employees; none of its executive officers or directors have received any compensation of any such types from the Company pursuant to plans or otherwise.

         The following table sets forth information concerning the annual compensation received or accrued for services, provided in all capacities, to the Company for the year ended December 31, 1998 by all individuals who served as the Company's chief executive officer during the fiscal year ended December 31, 1998. No officer of the Company earned more than $100,000 during such fiscal year.

                           SUMMARY COMPENSATION TABLE

Remuneration of Directors and Officers

         The following table sets forth the total compensation of all officers and directors, both individually and as a group, during the past fiscal year:

Name                                Title                                       Compensation
----                                -----                                       ------------
Michael N. Caggiano                 Consulting CEO & President                  $40,000
Brian Frazee                        Managing Director-AltA Group                      0
W.F.O. Rosenmiller                  Secretary, Treasurer, Director                    0
Richard Wm. Talley                  Director             (1)                          0
Paul King                           Director             (1)                          0

All Officers/
Directors as a group (5 Persons)
                                                                                -------
Total                                                                           $40,000
                                                                                =======

         (1) Does not include $100,100 in management fees received by Talley, King & Company, Inc. In 1997. Messrs. Talley and King are owners of Talley, King & Company, Inc.

         The Company has not entered into any employment contracts with its officers or directors but intends to enter into same in the future. The Company has no bonus plan at the present time but intends to implement same in the future. The terms and conditions of any such plan or employment contract are subject to the approval of the Company's board of directors in their sole discretion.

         The Company does not compensate its directors except for the reimbursement of expenses incurred in relation to attendance at board of directors meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         The following table sets forth information as of December 31, 1998, with respect to the persons known to the Company to be the beneficial owners of more than 5% of the Class A Common Stock, $.001 par value of the Company. The Company has no shares of any other class issued or outstanding.

Name and Address          Number of Shares               Percentage        Class
                          Beneficially Owned
Richard Wm. Talley
19100 Von Karman
Irvine, CA 92612              805,114                       6.6%           Common Stock

Paul King
19100 Von Karman
Irvine, CA 92612              805,116 (1)                   6.6%           Common Stock

Totals                      1,610,230                      13.2%

         (1) Includes 250,000 shares of common stock registered in the name of "King Family Trust", 50,000 shares registered in the name of Caroline King, Mr. King's spouse and 10,000 shares registered in the name of Christopher King, Mr. King's son. Due to Mr. King's "control" relationship to the King "Family Trust" his spouse and son, Mr. King may be deemed to be the beneficial owners of the shares of the company and such shares have been included in Mr. King's stockholdings in this table.

Security Ownership of Management.

         The following sets forth the shareholdings of the Company's directors and executive officers as of December 31, 1998:

Name                               Number of Shares              Percentage     Class
                                   Beneficially Owned
Michael N. Caggiano                      31,202                     0.1%        Common Stock
Brian Frazee (3)                              0                       0%
W.F.O. Rosenmiller (1)                  388,887                     3.2%        Common Stock
Richard Wm. Talley                      805,114                     6.6%        Common Stock
Paul King (2)                           805,116                     6.6%        Common Stock
Totals

         (1) The shares are registered as follows: CR DE ESCAZU EMPRESA COSTARICENSE-340,000 shares of common stock and CR INVERSION ESCAZU LIMITADA-48,887 shares of common stock

         (2) Includes 250,000 shares of common stock registered in the name of "King Family Trust", 50,000 shares registered in the name of Caroline King, Mr. King's spouse and 10,000 shares registered in the name of Christopher King, Mr. King's son. Due to Mr. King's "control" relationship to the King "Family Trust" his spouse and son, Mr. King may be deemed to be the beneficial owners of the shares of the company and such shares have been included in Mr. King's stockholdings in this table.

         (3) Does not include options to purchase 10,000 shares of Company common stock for $1.00 per share. The options were issued on April 9, 1998 and vest at 2,000 shares per year for five years commencing in 1998.

INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

         Richard Wm. Talley and Paul King were general partners of the Partnerships. As such, Mr. Talley and Mr. King received an aggregate of 1,610,230 shares of common stock pursuant to the exchange agreement.

         In addition, Dale B. Finfrock, Jr., received 500,000 shares as compensation for the exchange with the partnerships. Mr. Finfrock holds 183,466 shares obtained pursuant to Rule 504, which shares are without restrictive legend. However, Mr. Finfrock has agreed in writing to refrain from selling any of said shares until August, 1999.

         Messrs. Talley and King own 100% of Talley, King and Co., Inc. Talley, King and Co., Inc. received management fees of $100,100 in 1997 from the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH MANAGEMENT

         There are currently no transactions, nor have there been any transactions within the last two (2) years, which involve the Company and any member of management or major shareholder, or any member of the immediate family of such persons.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

         The financial statements filed as a part of this report are as follows:

         Consolidated Balance Sheet - December 31, 1998 and December 31, 1997

         Consolidated Statements of Operations for the years ended December 31, 1998, and 1997, and cumulative for the period from inception (January 23, 1996) to December 31, 1998.

         Consolidated Statements or Owners' Equity for the period of inception (January 23, 1996) through December 31, 1998.

         Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997 and cumulative for the period from inception (January 23, 1996) to December 31, 1998.

FINANCIAL STATEMENT SCHEDULES

         Financial statements schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed by registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CENTRAL AMERICAN EQUITIES CORP.


                            BY /s/ Michael N. Caggiano
                               -------------------------------------------------
                                   Michael N. Caggiano, Consulting CEO/President

                            Date:    April 9, 1999
                                 -------------------

         Pursuant to the requirements of the securities Exchange act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                          TITLE                              DATE
PRINCIPAL EXECUTIVE OFFICER:

/s/ Michael N. Caggiano
----------------------------
    Michael N. Caggiano             Consulting CEA/              April 9, 1999
                                    President

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER


/s/ Michael N. Caggiano
----------------------------
    Michael N. Caggiano             Treasurer                    April 9, 1999



A MAJORITY OF THE BOARD
OF DIRECTORS:


/s/ Richard Wm. Talley
----------------------------
    Richard Wm. Talley              Director                     April 9, 1999



/s/ Paul King
----------------------------
    Paul King                       Director                     April 9, 1999





SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
               15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

         No annual report or proxy materials have been sent to security-holders during the fiscal year ended December 31, 1998 or the subsequent interim period and, as at the date hereof, no plans exist for the furnishing of such report or materials subsequent to the filing of this Report.