Form 10QSB
period 1999-03-31
CENTRAL AMERICAN EQUITIES INC
filed 1999-05-17
CIK 1060426

                       US SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended March 31, 1999.

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

                      Class A Common Stock, $.001 Par Value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding twelve (12) months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES (X) NO ( ).

                      Applicable only to Corporate Issuers

         State the number of shares outstanding of each of the issuers' classes of common equity:

         12,205,252 Shares of Class A Common Stock, $.001 Par Value

                  Transitional Small Business Disclosure Format

                                 YES ( ) NO (X)

                         CENTRAL AMERICAN EQUITIES CORP.

                                TABLE OF CONTENTS


Part I

                                                                                  Page
                                                                                  ----
Item 1-Financial Information

         Central American Equities Corp.'s Balance sheet as of 03/31/99 and
         12/31/98                                                                    1

         Statement of Operations for the three month period ended 03/31/99, the three month period ended 3/31/99, and cumulative period
         from 01/23/96 (date of inception) to 03/31/99                               2

         Statements of Stockholders' Equity                                          3

         Statements of Cash Flows for the three month period ended 03/31/99, the twelve month period ended 12/31/98, and cumulative period from
         01/23/96 (date of inception) to 03/31/99                                    4

         Notes to Financial Statements                                             5-7

Item 2-Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                  7-12

Part II

Item 1-Legal Proceedings                                                         12-13

Item 2-Changes in Securities                                                        13

Item 3-Defaults upon Senior Securities                                              13

Item 4-Submission of Matter to a Vote of Security Holders                           13

Item 5-Other Information                                                            13

Item 6-Exhibits and Reports on Form S-K                                             14

Item 1-Financial Statements

         The Financial Statements of the Company are set forth below:

                         CENTRAL AMERICAN EQUITIES CORP.

                                  BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)

                                                   For the Three Month
                                                       Period Ended       For the Year Ended
                                                      March 31, 1999       December 31, 1998
                                                      --------------       -----------------
Current Assets
     Cash                                              $     3,312           $     8,450
     Inventory                                              23,979                28,901
                                                       -----------           -----------
Total Current Assets                                   $    27,291           $    37,351

Property and Equipment
     Buildings and other depreciable assets,
     at cost, net of depreciation of $476,402            7,784,691             7,836,653
                                                       -----------           -----------

Other Assets
     Organization costs, net of accumulated
     amortization of $129,522                            1,018,874             1,035,064
                                                       -----------           -----------

Total Assets                                           $ 8,830,856           $ 8,909,068
                                                       ===========           ===========

                       Liability and Stockholders' Equity

Current Liabilities
     Accounts Payable                                  $    58,638           $    59,034
     Line of credit-Banco del Comercio                     500,000               500,000
     Notes payable - other                                  50,601                50,601
     Accrued Expenses                                       59,658                66,894
     Accrued interest expense                                7,491                 7,491
                                                       -----------           -----------
Total Current Liabilities                                  676,388               684,020
                                                       -----------           -----------

Long Term Debt                                                --                    --
                                                       -----------           -----------

Due to Stockholders                                        978,223               923,991
                                                       -----------           -----------

Stockholders' Equity
     Common Stock                                      $    12,230           $    12,230
     Additional Paid-In Capital                          8,797,817             8,797,817
     Retained earnings (Deficit)                        (1,633,802)           (1,508,990)
                                                       -----------           -----------
Total Stockholders' Equity                               7,176,245             7,301,057
                                                       -----------           -----------

Total Liabilities and Stockholders' Equity             $ 8,830,856           $ 8,909,068
                                                       ===========           ===========

                       (See Notes to Financial Statements)

                         CENTRAL AMERICAN EQUITIES CORP.
                             STATEMENT OF OPERATIONS

                                                                             Cumulative
                                                                            Period from
                                      Three Months                        January 23, 1996
                                          Ended             Ended        (Date of Inception)
                                     March 31, 1999     March 31, 1998    to March 31, 1999
                                     --------------     --------------    -----------------
Revenues                              $    451,121       $    285,181       $  1,961,128
                                      ------------       ------------       ------------

Cost of Sales
     Salaries & Wages                      127,374            147,196            823,570
     Payroll Taxes                          37,917             23,842            153,554
     Repairs & Maintenance                   7,369              8,236             40,312
     Utilities                              30,117             36,504            176,132
     Insurance                               8,346              7,996             40,329
     Other                                 178,435            123,737            673,383
                                      ------------       ------------       ------------
Total Cost of Sales                   $    389,558       $    347,511       $  1,907,010
                                      ------------       ------------       ------------

Gross Profit                          $     61,563       $    (62,330)      $     54,118
                                      ------------       ------------       ------------

General & Administrative
     Salaries & Wages                 $      7,999       $      6,908       $     35,359
     Consulting Fees                        20,350             10,015            180,328
     Management Fees                          --                 --              100,100
     Legal & Professional Fees               3,350             24,427            217,422
     Advertising                             2,081              7,219            107,464
     Commission Expense                     10,397              1,709             24,592
     Postage & Delivery                      2,822              1,126             18,487
     Travel                                 39,256             24,368            274,218
     Office Expense                          5,669                711             12,381
     Utilities                              12,407                840             18,377
     Dues & Subscriptions                      166                132              2,533
     Depreciation & Amortization            68,152             79,152            605,924
     Other Expenses                            180              4,225             21,642
                                      ------------       ------------       ------------
Total General & Administrative        $    172,829       $    160,832       $  1,619,097
                                      ------------       ------------       ------------

Operating Loss                        $   (111,266)      $   (223,162)      $ (1,564,979)

Interest Expense                           (13,546)           (10,842)           (68,823)
                                      ------------       ------------       ------------

Loss before provision for
income taxes                          $   (124,812)      $   (234,004)      $ (1,633,802)

Provision for income taxes                    --                 --                 --
                                      ============       ============       ============

Net Loss                              $   (124,812)      $   (234,004)      $ (1,633,802)
                                      ============       ============       ============

Net Loss per Common Share             $       (.01)      $       (.02)      $       (.01)
                                      ============       ============       ============

Weighted Average share of
Common Stock Outstanding                12,230,252         12,205,252         12,187,852
                                      ============       ============       ============

                       (See Notes to Financial Statements)

                         CENTRAL AMERICAN EQUITIES CORP.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                  Common       Paid In         Retained
                                   Stock       Capital         Earnings          Total
                                   -----       -------         --------          -----
Balance
01/23/96                            --             --              --               --

Capital Contribution              11,356      7,248,316            --          7,259,672
                                  ------      ---------      ----------       ----------

Balance
12/31/96                          11,356      7,248,316            --          7,259,672

Capital Contribution                 749      1,424,626            --          1,425,375

Common Stock Issued for
Consulting Services Rendered         100         99,900            --            100,000

Net Loss                            --             --          (572,988)        (572,988)
                                  ------      ---------      ----------       ----------

Balance
12/31/97                          12,205      8,772,842        (575,988)       8,212,059

Net Loss                            --             --          (702,351)        (702,351)
                                  ------      ---------      ----------       ----------

Balance
12/31/98                          12,230      8,797,817      (1,508,990)       7,301,057

Net Loss for the
Quarter Ended
March 31, 1999                      --             --          (124,812)        (124,812)

Balance
03/31/99                          12,230      8,797,817      (1,633,802)       7,176,245
                                  ======      =========      ==========       ==========

                       (See Notes to Financial Statements)

                         CENTRAL AMERICAN EQUITIES CORP.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                         Cumulative
                                                                                         Period From
                                                  For the             For the           Jan. 23, 1996
                                               Quarter Ended        Year Ended       (Date of Inception)
                                              March 31, 1999      Dec. 31, 1998         March 31, 1999
                                              --------------      -------------         --------------
Cash Flows from Operating Activities
     Net Loss                                   $(124,812)          $(936,002)          $ (1,633,802)

     Adjustment to Reconcile Net
     Loss to Net Cash Provided by
     Operating Activities:
     Depreciation and Amortization                 68,152             316,610                605,924

     Change in Assets and Liabilities:
     Inventory                                      4,922             (12,089)               (23,979)
     Accrued Expenses                              (7,236)             16,894                 59,262
     Accounts Payable                              20,548              38,534                 59,082
     Accrued Interest                                --                  --                     --
     Expense                                         --                (4,302)                 7,491
                                                ---------           ---------           ------------

Net Cash Used in Operating Activities:          $ (38,426)          $(580,355)          $   (926,022)
                                                ---------           ---------           ------------

Cash Flows from Investing Activities:
     Organization & Start-Up Costs                   --                  --               (1,148,396)
     Capital Expenditure                             --              (267,451)            (8,261,093)
                                                ---------           ---------           ------------

Net Cash Used in Investing Activities:          $    --             $(267,451)          $ (9,409,489)
                                                ---------           ---------           ------------

Cash Flows from Financing Activities:
     Proceeds from Loans Payable                   33,288             819,278              1,528,380
     Proceeds from Issuance of
     Common Stock                                    --                  --                   12,501
     Proceeds from Additional
     Paid-In Capital                                 --                  --                8,672,942
     Common Stock Issued for
     Consulting Services                             --                25,000                125,000
                                                ---------           ---------           ------------

Net Cash Provided by Financing
Activities:                                        33,288             844,278             10,338,823
                                                ---------           ---------           ------------

Net Increase/Decrease in Cash                      (5,138)             (3,528)                 3,312

Cash - Beginning of Period                          8,450              11,978                   --
Cash - End of Period                                3,312               8,450                  3,312
                                                =========           =========           ============

Supplemental Schedule of Cash
Flow Information

     Interest Paid                                 13,546              43,369                 43,369
                                                =========           =========           ============

     Income Taxes Paid                               --                  --                     --
                                                =========           =========           ============

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

         Organization Costs

         Organization costs are amortized on a straight-line basis over five (5) years. Amortization expense for the three months ended March 31, 1999 was $16,190.

         Equipment

         Equipment is recorded at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets by using the straight line method of depreciation. Depreciation expense for the three months ended March 31, 1999 was $51,962.

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

         The Company has a net operating loss carry-over of approximately $1,634,000 as of March 31, 1999, expiring through 2014.

Note 2-Long Term Debt

         Line of credit with Banco del Comercio advanced on June 30, 1998 with a one (1) year term. Principal is due and payable on June 30, 1999. Interest only at the rate of prime plus 2 1/2% is due and payable on the last day of each month. As of March 31, 1999, a total of $12,482 of interest has been paid and is reflected as Interest Expense in the Financial Statements. Subject to review and acceptance by the lending institution, this line of credit can be renewed for an additional one (1) year period. The funds advanced under this Line of Credit were utilized to supplement cash flow for operating expenses and construction costs. As of March 31, 1999, the amount due on this indebtedness is $500,000.

         Note payable with principal and interest due to an individual at the rate of 8.00% due and payable on February 1, 2000. This note is for the purchase of the beach land at the Marinelodge Resort. Accordingly, $1,064 is reflected in the Financial Statements as Interest Expense. The Inception Date of the note is August 1, 1995. As of March 31, 1999, the amount due on this indebtedness is $50,601.

                       TOTAL DEBT                         $550,601
                       LESS: CURRENT MATURITIES           $550,601
                                                          --------
                       LONG TERM DEBT                     $      0
                                                          --------

         The aggregate amount of debt maturing during the next five (5) years is as follows:

                             1999          $542,168
                             2000             8,433
                                           ========
                                           $550,601

Note 3-Related Party Transactions

         During the period January 23, 1996 (date of inception) to March 31, 1999, two (2) shareholders each advanced to the Company approximately $489,111 for a total of $978,223. There are no stated terms for repayment. The two (2) stockholders each hold 6.0% of the issued and outstanding Class A Common Stock and are the Company's two (2) largest shareholders. In addition, these two (2) shareholders are also members of the Board of Directors of the Company.

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

Note 4-Capital Stock

         The following is a summary of the classes of Capital Stock at March 31, 1999:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

         The following is management's discussion and analysis of significant factors, which have affected the Company's financial position and operations during the three month period that ended March 31, 1999.

OVERVIEW

         CAE is a US hospitality company, based in Irvine, California and incorporated in the state of Florida. The Company specializes in providing high-quality food and lodging in unique natural settings in Costa Rica.

         CAE includes among its assets three hotels: Hotel Alta in Santa Ana (a suburb of the capital city of San Jose), Ecolodge San Luis and Biological Station (in the San Luis Valley near the world famous Monteverde Cloud Forest), and Sunset Reef (on the Pacific Ocean in Mal Pais adjacent to the protected Cabo Blanco Reserve). CAE also owns and operates La Luz Restaurant (located in Hotel
Alta), Restaurant Playa Carmen (on the beach near Sunset Reef), and Alta Travel Planners (a full service travel agency and marketing operation with headquarters in California).

         With the opening of Hotel Alta in December of 1997, 1998 marked the beginning of the first year of full operation of the Company's hotels. All Company owned facilities, except for Restaurant Playa Carmen (see below), were open and operating during the first quarter of 1999.

OVERALL COMPANY PERFORMANCE

         CAE's performance improved significantly during the first three months of 1999. Although initial occupancy levels for 1998 were low (but reasonable for the start-up of a new hotel group), with the upswing in occupancy and revenues during the first quarter of 1999, management remains steadfast in its belief that the fundamentals for superior performance continue to be in place. Costa Rica is a highly desirable tourist destination, which continues to increase in popularity. Soft adventure and eco-travel remain among the most rapidly growing segments in the travel market. And, CAE operates three uniquely attractive properties, which have been repeatedly praised by the writers and tour wholesalers who have visited them.

HOTEL ALTA

         Revenue at the three hotels are primarily dependent upon the occupancy rates and per room charges (although other services are sold). Significant improvements in occupancy and average room rates were registered during the first quarter of 1999. At Hotel Alta the occupancy for the first three months of 1999 was about 46%. This is a 40% increase in occupancy over aggregate 1998 and a 22% increase over the first quarter of 1998.

         Significantly, the average room rate during the first quarter of 1999 increased to more than $131. This represents a 47% increase over the average rate in 1998 (about $88) and a 32% increase over the average rate during the first quarter of 1998 (about $99).

         Several marketing advances have been made over the last year. American Airlines Vacations, which provides Costa Rican accommodations for about 4000 guests annually, has listed Hotel Alta as one of only eight San Jose area hotels available from its select vacation program.

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

         Several large US wholesalers have decided to highlight Hotel Alta in their brochures. For example, Sunnyland Tours is currently promoting Hotel Alta as a honeymoon destination.

         Starting in August of 1999, Friendly Holiday Tours will be highlighting Hotel Alta in its annual Costa Rica brochure. Friendly Holiday Tours has just been purchased by Global Vacations, a large NYSE-listed travel company which has acquired several other travel wholesalers including Hayden Holidays, Allied Tours, Friendly Holidays, Island resort Tours, and MTI. Because Global Vacations is combining all of its Latin America operations, Hotel Alta will be offered to all of Global Vacations' subsidiaries.

         Hotel Alta continues to receive significant complimentary press in dozens of magazines and newspapers in the United States and Costa Rica.

LA LUZ RESTAURANT

         During the first quarter of 1999, La Luz's Executive Chef, Sherman Johnson decided that after two years in Costa Rica, it was time to return to the United States. Stefano Delgrano, La Luz's Executive Sous Chef, who has trained under Sherman Johnson for the past two years, has taken over as the Executive Chef. He has kept the critically-acclaimed dishes that made La Luz famous and added several new Italian creations.

         La Luz has received substantial positive press since its opening. For example, Conde Nast Traveler has named La Luz one of the best restaurants in Central America and Costa Rica's major newspaper, La Nacion, has rated La Luz one of the top three restaurants in the country, giving it the newspaper's coveted Five-Fork Rating.

         Because of the attention it has received, management plans in the fall of 1999 to add to La Luz a sophisticated club and bar in space currently available above the restaurant.

ECOLODGE SAN LUIS

         Ecolodge San Luis and Biological Station is an integrated ecotourism, research, education project directed on-site by two renowned tropical biologists. The 162-acre Ecolodge San Luis property borders on the famous Monteverde Cloud Forest Reserve (acclaimed as "one of the most outstanding wildlife sanctuaries in the New World Tropics and named as one of the top ten ecotourism destinations in the world).

         The occupancy at Ecolodge San Luis for 1998 was about 16%. During the first quarter of 1999, occupancy climbed above 20%. Indicating significant expenditure tightening (and future opportunity), the break-even occupancy (at the current mix of average room rates) at Ecolodge San Luis is about 17%.

         The more than forty writers who have visited Ecolodge San Luis have been effusive in their praise. For example, the Adventure Guide to Costa Rica has said, "this beautiful designed lodge-research complex is in a gorgeous location. Whereas there are a number of avowedly ecological lodges in Costa Rica, there is only one Ecolodge San Luis, a place created with the avowed intention of bringing together researchers to mingle and share their work with visitors.

SUNSET REEF AND PLAYA CARMEN

         Hotel Sunset Reef is located in the small Pacific beach-front town of Mal Pais on the southern tip of the Nicoya Peninsula. The hotel lies on the northern border of the renowned Absolute Natural Reserve of Cabo Blanco - the jewel of nature at the very tip of the Nicoya Peninsula (The Costa Rica Handbook).

         The occupancy at Sunset Reef for the first three months of 1999 was about 26.3%. This is a 150% increase in occupancy over aggregate 1998 (when occupancy was about 11%) and a 92% increase over the first quarter of 1998 (when occupancy was 13.7%).

         Significantly, the average room rate during the first quarter of 1999 increased to about $84. This represents a 24% increase over the average rate in 1998 (about $63) and a 23% increase over the average rate during the first quarter of 1998 (about $68).

         The Playa Carmen restaurant and bar is located about four miles away from the Sunset Reef on a broad, white, sandy beach at Playa Carmen, known as one of the best surfing beaches in Costa Rica. Management is preparing to open the 100-seat reataurant before the beginning of the 1999 high season. Adjacent to the restaurant, CAE plans to construct a tent camp for surfers and low budget travelers.

NEW MANAGEMENT AND NEW MARKETING PLAN

         Management has resolved several problems, which it believes, prevented the Company from reaching its goal during 1998.

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

         However, the Company has a positive net worth of over $7.1 million and a current asset ratio of over 11 to 1 through the three month period ended March 31, 1999.

RESULTS OF OPERATIONS

         The Company's revenues from its date of inception until March 31, 1999 is $1,961,128. The Company's revenues for the three month period that ended March 31, 1999 were $451,121.

         The Company has incurred a net loss of $1,633,802 since its date of inception and has also incurred a net loss of $124,812 for the three month period that ended March 31, 1999.

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

The action will be tried before a jury, with trial presently set to commence in June 1999. A mandatory settlement conference has been set for May 1999 and if an appropriate settlement occurs as a result of this conference, all litigation will be cancelled.

Item 2-Changes in Securities

         The Company did not sell or issue any securities of any kind during the period that ended on March 31, 1999.

Item 3-Defaults Upon Senior Securities

         For the period that ended on March 31, 1999, there was no defaults upon senior securities of any kind by the Company.

Item 4-Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders by the Company for the period ended March 31, 1999.

Item 5-Other Information

         There is no other information that the Company believes is necessary to be included in this report.

Item 6-Exhibits and Reports on Form S-K

Exhibits filed herewith:

None

Current reports on Form 10KSB, dated April 9, 1999, filed with the Securities and Exchange Commission.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CENTRAL AMERICAN EQUITIES CORP.



                                            By:/s/MICHAEL N. CAGGIANO
                                               ---------------------------------
                                               MICHAEL N. CAGGIANO
                                               President and CEO