Form 10QSB
period 1999-06-30
CENTRAL AMERICAN EQUITIES INC
filed 1999-08-20
CIK 1060426

                       US SECURITIES & EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended June 30, 1999.

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

         12,230,252 Shares of Class A Common Stock, $.001 Par Value

                  Transitional Small Business Disclosure Format

                                 YES ( ) NO (X)

                         CENTRAL AMERICAN EQUITIES CORP.

                                TABLE OF CONTENTS

Part I

                                                                                 Page
                                                                                 ----
Item 1-Financial Information

         Central American Equities Corp.'s Balance Sheet as of 06/30/99 and
         12/31/98.                                                                 1

         Statement of Operations for the six month period ended 06/30/99, the three month period ended 06/30/99, the six month period ended
         06/30/98 and three month period ended 06/30/98                            2

         Statements of Stockholders' Equity                                        3

         Statement of Cash Flows for the six month period ended 06/30/99,
            And the twelve month period ended 12/31/98.                            4

         Notes to Financial Statements.                                          5-7

Item 2-Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                    7-11

Part II

Item 1-Legal Proceedings                                                          12

Item 2-Changes in Securities                                                    none

Item 3-Defaults upon Senior Securities                                          none

Item 4-Submission of Matter to a Vote of Security Holders                       none

Item 5-Other Information                                                        none

Item 6-Exhibits and Reports on Form S-K                                           12

Item 1-Financial Statements

         The Financial Statements of the Company are set forth below:

                         CENTRAL AMERICAN EQUITIES CORP.

                                  BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)

                                                              For the Six Month
                                                                 Period Ended     For the Year Ended
                                                                 June 30, 1999    December 31, 1998
                                                              -----------------   ------------------
Current Assets

     Cash                                                        $    40,062         $     8,450
     Prepaid Expenses                                                 36,266                --
     Inventory                                                        18,590              28,901
                                                                 -----------         -----------
Total Current Assets                                             $    94,918         $    37,351

Property and Equipment

     Buildings and other depreciable assets,
     at cost, net of depreciation of $528,364                      7,732,729           7,836,653
                                                                 -----------         -----------

Other Assets

     Organization costs, net of accumulated
     amortization of $145,712                                      1,002,684           1,035,064
                                                                 -----------         -----------

Total Assets                                                     $ 8,830,331         $ 8,909,068
                                                                 ===========         ===========


                       Liability and Stockholders' Equity

Current Liabilities

     Notes payable - other                                            50,601              50,601
     Notes Payable -Banco del Comercio                               124,998             500,000
     Accounts Payable                                                 52,569              59,034
     Accrued Expenses                                                168,383              66,894
     Accrued interest expense                                          8,555               7,491
                                                                 -----------         -----------

Total Current Liabilities                                            405,106             684,020
                                                                 -----------         -----------

Long Term Debt                                                       375,002                  --
                                                                 -----------         -----------

Due to Stockholders                                                1,016,436             923,991
                                                                 -----------         -----------

Stockholders' Equity

     Common Stock                                                $    12,230         $    12,230
     Additional Paid-In Capital                                    8,797,817           8,797,817
     Retained earnings (Deficit)                                  (1,805,294)         (1,508,990)
     Unrealized Gain on Foreign Exchange                              29,034                --
                                                                 -----------         -----------
Total Stockholders' Equity                                         7,033,787           7,301,057
                                                                 -----------         -----------

Total Liabilities and Stockholders' Equity                       $ 8,830,331         $ 8,909,068
                                                                 ===========         ===========


                       (See Notes to Financial Statements)

                         CENTRAL AMERICAN EQUITIES CORP.
                             STATEMENT OF OPERATIONS

                                             Six Month Periods                        Three Month Periods
                                         Ended                Ended                Ended                Ended
                                     June 30, 1999        June 30, 1998        June 30, 1999        June 30, 1998
                                     -------------        -------------        -------------        -------------
Revenues                              $    726,038         $    570,362         $    274,917         $    285,181
                                      ------------         ------------         ------------         ------------

Cost of Sales

   Salaries & Wages                        256,860              294,392              129,486              147,196
   Payroll Taxes                            55,686               47,684               17,769               23,842
   Repairs & Maintenance                    20,466               16,472               13,097                8,236
   Utilities                                63,377               73,008               33,260               36,504
   Insurance                                16,599               15,992                8,253                7,996
   Other                                   296,228              247,474              117,793              123,737
                                      ------------         ------------         ------------         ------------
Total Cost of Sales                   $    709,216         $    695,022         $    319,658         $    347,511
                                      ------------         ------------         ------------         ------------

Gross Profit                          $     16,822         $   (124,660)        $    (44,741)        $    (62,330)
                                      ------------         ------------         ------------         ------------

General & Administrative

   Salaries & Wages                   $     16,365         $     13,816         $      8,366         $      6,908
   Consulting Fees                          31,270               20,030               10,920               10,015
   Legal & Professional Fees                 5,036               48,854                1,686               24,427
   Advertising                               6,126               14,438                4,045                7,219
   Commission Expense                       24,434                3,418               14,037                1,709
   Postage & Delivery                        3,365                 2252                  543                1,126
   Travel                                   43,483               48,736                4,227               24,368
   Office Expense                            7,257                1,422                1,588                  711
   Utilities                                15,324                1,680                2,917                  840
   Dues & Subscriptions                        166                  264                 --                    132
   Depreciation & Amortization             136,304              158,304               68,152               79,152
   Other Expenses                              482                8,450                  302                4,225
                                      ------------         ------------         ------------         ------------
Total General & Administrative        $    289,612         $    321,664         $    116,783         $    160,832
                                      ------------         ------------         ------------         ------------

Operating Loss                        $   (272,790)        $   (446,324)        $   (161,524)        $   (223,162)

Interest Expense                           (23,546)             (21,684)              (9,968)             (10,842)
                                      ------------         ------------         ------------         ------------

Loss before provision for

income taxes                          $   (296,304)        $   (468,008)        $   (171,492)        $   (234,004)

Provision for income taxes                    --                   --                   --                   --
                                      ============         ============         ============         ============

Net Loss                              $   (296,304)        $   (468,008)        $   (171,492)        $   (234,004)
                                      ============         ============         ============         ============

Net Loss per Common Share             $       (.02)        $       (.04)        $       (.01)        $       (.02)
                                      ============         ============         ============         ============

Weighted Average Share of

Common Stock Outstanding                12,230,252           12,230,252           12,230,252           12,230,252
                                      ============         ============         ============         ============

                       (See Notes to Financial Statements)

                         CENTRAL AMERICAN EQUITIES CORP.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                        Unrealized Gain         Total
                                       Common        Paid In           Retained           on Foreign         Stockholders
                                       Stock         Capital        Earnings Total         Exchange            Equity
                                       ------        -------        --------------      ---------------      ------------
Balance
01/23/96                                    -              -                 -                                         -

Capital Contribution                   11,356      7,248,316                 -                                 7,259,672
                                       ------      ---------        ----------                                 ---------

Balance
12/31/96                               11,356      7,248,316                 -                                 7,259,672

Capital Contribution                      749      1,424,626                 -                                 1,425,375

Common Stock Issued for
Consulting Services Rendered              100         99,900                 -                                   100,000

Net Loss                                    -              -          (572,988)                                 (572,988)
                                       ------      ---------        ----------                                 ---------

Balance
12/31/97                               12,205      8,772,842          (575,988)                                8,212,059

Net Loss                                    -              -          (702,351)                                 (702,351)
                                       ------      ---------        ----------                                 ---------

Balance
12/31/98                               12,230      8,797,817        (1,508,990)                                7,301,057

Net Loss for the
Six Months Ended
June 30, 1999                              -              -           (296,304)                                 (296,304)

Unrealized Gain on
Foreign Exchange                            -             -                  -                 29,034             29,034
                                       ------      ---------        ----------                 ------          ---------

Balance
06/30/99                               12,230      8,797,817        (1,805,294)                29,034          7,033,787
                                       ======      =========        ==========                 ======          =========


                       (See Notes to Financial Statements)

                         CENTRAL AMERICAN EQUITIES CORP.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                    For the             For the
                                                  Quarter Ended       Year Ended
                                                  June 30, 1999      Dec. 31, 1998
                                                  -------------      -------------
Cash Flows from Operating Activities

     Net Loss                                      $(296,304)         $(936,002)

     Adjustment to Reconcile Net
     Loss to Net Cash Provided by
     Operating Activities:

     Depreciation and Amortization                   136,304            316,610


     Change in Assets and Liabilities:

     Inventory                                        10,311            (12,089)

     Prepaid Expenses                                (36,266)              --
     Accrued Expenses                                101,489             16,894

     Accounts Payable                                 (6,465)            38,534

     Accrued Interest Expense                          1,064             (4,302)
                                                   ---------          ---------
Net Cash Used in Operating Activities:             $ (89,867)         $(580,355)
                                                   ---------          ---------

Cash Flows from Investing Activities:

     Organization & Start-Up Costs                      --                 --
     Capital Expenditure                                --             (267,451)
                                                   ---------          ---------

Net Cash Used in Investing Activities:             $    --            $(267,451)
                                                   ---------          ---------

Cash Flows from Financing Activities:

     Proceeds from Loans Payable                      92,445            819,278

     Gain on Foreign Exchange                         29,034               --
     Common Stock Issued for
     Consulting Services                                --               25,000
                                                   ---------          ---------

Net Cash Provided by Financing

Activities:                                          121,479            844,278
                                                   ---------          ---------


Net Increase/Decrease in Cash                         31,612             (3,528)

Cash - Beginning of Period                             8,450             11,978
Cash - End of Period                                  40,062              8,450
                                                   =========          =========

Supplemental Schedule of Cash
Flow Information

     Interest Paid                                    23,514             43,369
                                                   =========          =========

     Income Taxes Paid                                  --                 --
                                                   =========          =========


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

         Organization Costs

         Organization costs are amortized on a straight-line basis over five (5) years. Amortization expense for the six months ended June 30, 1999 was $32,380.

         Equipment

         Equipment is recorded at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets by using the straight line method of depreciation. Depreciation expense for the six months ended June 30, 1999 was $103,924.

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

         The Company has a net operating loss carry-over of approximately $1,634,000 as of June 30, 1999, expiring through 2014.

Note 2-Long Term Debt

         Line of credit with Banco del Comercio advanced on June 30, 1998 with a one (1) year term. Principal was due and payable on June 30, 1999. Interest only at the rate of prime plus 2 1/2% is due and payable on the last day of each month. As of June 30, 1999, a total of $21,386 of interest has been paid and is reflected as Interest Expense in the Financial Statements. Subject to review and acceptance by the lending institution, this line of credit can be renewed for an additional one (1) year period. The funds advanced under this Line of Credit were utilized to supplement cash flow for operating expenses and construction costs. As of June 30, 1999, this line of credit was converted to a two (2) year note payable with principal due and payable on January 10, 2000 in twenty four
(24) equal installments. This note carries a rate of prime plus two (2) percent due and payable one (1) month in advance on the first of each month.

         Note payable with principal and interest due to an individual at the rate of 8.00% due and payable on February 1, 2000. This note is for the purchase of the beach land at the Marinelodge Resort. Accordingly, $1,064 is reflected in the Financial Statements as Interest Expense. The Inception Date of the note is August 1, 1995. As of June 30, 1999, the amount due on this indebtedness is $50,601.

TOTAL DEBT                                                              $550,601
LESS:  CURRENT MATURITIES                                               $175,599
                                                                        --------
LONG TERM DEBT                                                          $375,002
                                                                        --------

         The aggregate amount of debt maturing during the next five (5) years is as follows:

1999                                                                    $      0
2000                                                                     300,597
2001                                                                     250,004
                                                                        --------
                                                                        $550,601
                                                                        ========

Note 3-Related Party Transactions

         During the period January 23, 1996 (date of inception) to June 30, 1999, two (2) shareholders each advanced to the Company approximately $508,218 for a total of $1,016,436. There are no stated terms for repayment. The two (2) stockholders each hold 6.0% of the issued and outstanding Class A Common Stock and are the Company's two (2) largest shareholders. In addition, these two (2) shareholders are also members of the Board of Directors of the Company.

         During the twelve (12) month period ended December 31, 1997, the Company paid $100,100 in management fees to Talley King Management Company. Talley King Management Company is jointly owned by Messers Richard William Talley and Paul King, each of whom are 6.0% shareholders of the Company's Class A Common Stock and are also directors. The fees paid were for management and supervision of the Company's operations. The management contract agreement was not renewed for 1998 and accordingly, no management fees have been paid during 1998.

Note 4-Capital Stock

         The following is a summary of the classes of Capital Stock at June 30, 1999:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

         The following is management's discussion and analysis of significant factors, which have affected the Company's financial position and operations during the three month period that ended June 30, 1999.

OVERVIEW

         CAE is a US hospitality company, based in Irvine, California and incorporated in the state of Florida. The Company specializes in providing high-quality food and lodging in unique natural settings in Costa Rica.

         CAE includes among its assets three hotels: Hotel Alta in Santa Ana (a suburb of the capital city San Jose), Ecolodge San Luis and Biological Station (in the San Luis Valley near the world famous Monteverde Cloud Forest), and Sunset Reef (on the Pacific Ocean in Mal Pais adjacent to the protected Cabo Blanco Reserve). CAE also owns and operates La Luz Restaurant (located in Hotel
Alta), Restaurant Playa Carmen (on the beach near Sunset Reef), and Alta Travel Planners (a full-service travel agency and marketing operation).

         All Company-owned facilities, except for Restaurant Playa Carmen (see below), have been open and operating continuously since December 1997.

Overall Company Performance

         As reported in the 10Q for the first quarter of 1999, CAE's performance improved significantly during the first three months of 1999. During this quarter, the three hotels and La Luz Restaurant for the first time became cash-flow positive.

         The second quarter of 1999, covers the beginning of the low or rainy season for tourism in Costa Rica.

         During the first half of 1999 revenues increased to $726,038; an increase of 27.2% over the first half of 1998. The company recorded a net loss of $296,304 during the first half of 1999 compared to a net loss of $468,008 for the comparable period in 1998. Significantly, total general and administrative costs declined by 10% during the first half of 1999 when compared to the first half of 1998.

         With the upswing in occupancy, further discussed below, and revenues during 1999, management remains steadfast in its belief that the fundamentals for superior performance continue to be in place. Costa Rica is a highly desirable tourist destination which continues to increase in popularity. Soft adventure and eco-travel remain among the most rapidly growing segments in the travel market. And, CAE operates three uniquely attractive properties which have been repeatedly praised by the writers and tour wholesalers who have visited them.

Marketing

         Several marketing accomplishments have occurred that contributed to optimism for increased sales during the next quarter and into the high season for 1999-2000:

         American Airlines Vacations, which provides Costa Rican accommodations for about 4000 guests annually, has listed Hotel Alta as one of only eight San Jose-area hotels available from its select vacation program.

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

         During the second quarter, CAE hotels participated in several industry events including: a) National Travel Exchange Shows in Santa Barbara, CA, Long Beach, CA, New York, and Philadelphia and b) the Los Angeles Times Travel Shows in Los Angeles and Orange Counties.

         Supported by MartinAire Airlines (partially owned by KLM Airlines) the Alta Hotel Group participated in the American Society of Travel Agents (ASTA) Convention in Miami.

         Costa Rican television Channel 6 has highlighted Hotel Alta during programs aired during April, 1999. Carmen's International Beauty Program has also promoted Hotel Alta on Costa Rican Channel 6.

         During May, new brochures were created and the three hotels were promoted as the Alta Hotel Group for the first time in a specially created envelope brochure.

         Also during May, representatives of the Alta Hotel Group traveled with the large Costa Rican travel wholesaler, TourTech International, on a promotional excursion throughout the west coast. The Alta Hotel Group made presentations before more than 500 retail travel agents that attended seminars in cities from San Francisco to San Diego.

         Hotel Alta's interiors and gardens were chosen as the location for the filming of the Miss Costa Rica Intercontinental Beauty Contest. This contest, and Hotel Alta, were promoted on Costa Rican television for seven days prior to the contest's filming in early July.

Liquidity and Capital Resources

         The company has relied on sales of shares of common stock and bridge loans from stockholders to fund operations and make capital improvements. To date, operations have resulted in losses and the Company has limited cash liquidity and capital resources. During the second, third, and fourth quarter of 1998 and the second quarter of 1999, capitalization was not sufficient to fund necessary expenses and management sought and succeeded in acquiring about 1.5 million in bridge loans.

         However the company has a positive net worth of over $7 Million through the second quarter of 1999.

HOTEL ALTA

         Revenue at the three hotels is primarily dependent upon occupancy rates and per room charges (although other services are sold). Significant improvements in occupancy and average room rates were registered during the first half of 1999. At Hotel Alta the occupancy for the first six months of 1999 was approximately 42%. This is a 30% increase in occupancy over the first half of 1998.

         The average room rate during the first half of 1999 increased to more than $116. This represents a 27% increase over the average rate during the first half of 1998 (about $92).

LA LUZ RESTAURANT IN HOTEL ALTA

         During the second quarter of 1999, La Luz's new Executive Chef, Stefano Delgrano came into his own. Chef Delgrano had trained under La Luz' first executive Chef, Sherman Johnson. When Chef Johnson decided to return to the United States in March of 1999, Chef Delgrano took charge of the kitchen. Chef Delgrano has kept the critically acclaimed dishes that made La Luz famous and added several new fusion creations of his own. In a significant achievement for the restaurant, and a sign that Chef Delgrano had quickly achieved star-status, during the summer of 1999, La Nacion, Costa Rica's biggest newspaper, named La Luz The Best Restaurant in Costa Rica.

         La Luz has received substantial positive press since its opening. For example, Conde Nast Traveler has named La Luz, "one of the best in Central America" and, La Nacion, had previously given La Luz the newspaper's coveted "Five Fork Rating". Because of the attention it has received, management plans during the fall of 1999 to add to La Luz a sophisticated club and bar in space currently available above the restaurant.

ECOLODGE SAN LUIS

         Ecolodge San Luis and Biological Station is an integrated ecotourism/research/education project directed on-site by two renowned tropical biologists. The 162-acre Ecolodge San Luis property borders on the world famous Monteverde Cloud Forest Reserve (acclaimed as "one of the most outstanding wildlife sanctuaries in the New World tropics" and named as one of the top ten ecotourism destinations in the world).

         The more than 40 writers who have visited Ecolodge San Luis have been effusive in their praise. For example, the Adventure Guide to Costa Rica has said: "This beautifully designed lodge-research complex [is] in a gorgeous location. Whereas there are a number of avowedly 'ecological' lodges in Costa Rica, there is only one Ecolodge San Luis, a place created with the avowed intention of bringing together researchers to mingle and share their work with visitors."

SUNSET REEF AND PLAYA CARMEN

         Hotel Sunset Reef is located in the small Pacific beach-front town of Mal Pais on the southern tip of the Nicoya Peninsula. The hotel lies on the northern border of the renowned Absolute Natural Reserve of Cabo Blanco --- the "jewel of nature at the very tip of the Nicoya Peninsula" (The Costa Rica Handbook).

         The occupancy at Sunset Reef for the first six months of 1999 was about 17.3%. This is a 48% increase over the first half of 1998 (when occupancy was 11.7%).

         The average room rate during the first half of 1999 increased to approximately $89. This represents a 46% increase over the average rate during the first half of 1998 (approximately $61).

         The Playa Carmen restaurant and bar is located about four miles away from Sunset Reef on the broad, white, sandy beach at Playa Carmen, known as one of the best surfing beaches in Costa Rica. Management is preparing to open the 100-seat restaurant before the beginning of the 1999 high season. Adjacent to the restaurant, CAE plans to construct a tent camp for surfers and low budget travelers.

ALTA TRAVEL PLANNERS

         Alta Travel Planners (ATP) is a full-service travel agency providing travel planning, reservations, and ticketing to large wholesalers, retail travel agencies, and individuals. ATP's geographic focus is Costa Rica and Belize, although services are available for travel within the United States and other countries. Since opening in 1997, ATP's offices have been located in San Luis Obispo, California.

         During the second quarter of 1999 management decided to move ATP's sales office to Hotel Alta in Santa Ana, Costa Rica. In preparation for the move, management reduced staff and sales operations in the San Luis Obispo office during May and June. The move was successfully completed on July 14. By operating out of Costa Rica, with an 800 number reachable toll-free from the United States, management anticipates a significant increase in future profits from the operation. Personnel costs are lower in Costa Rica, and charges from service providers (e.g. rafting trips, guided tours) will be lower, as ATP can now go directly to the provider and eliminate commissions charged by "middlemen" or ground operators.

LEGAL PROCEEDINGS

CAE V. Francis

         CAE had brought claims against its former CEO, Warren Francis, for beach of contract and breach of the covenant of good faith and fair dealing under California law. The action, entitled Central American Equities, a Florida Corporation vs. Warren Francis. These claims were pending in the United States District Court for the Central District of California, case number 98-0485WJR
(Mcx).

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

         The above action was set for trial on July 16, 1999. At a mandatory settlement conference in May the matter was settled. Defendant Warren Francis agreed to pay plaintiffs the sum of $8000 in full settlement of all claims. Warren Francis agreed to dismiss, with prejudice, the counter claim he had filed against CAE as well as various third party claims.

Lindemann v. CAE

         This is a civil action filed on or about April 5, 1999 in the Superior Court of the State of California, County of Orange by CAE's former director of marketing. Lindemann claims monetary damages allegedly arising out of breach of contract and fraud. Defendants Richard Wm. Talley, Paul D. King, and Talley King & Company, Inc. have been served and filed answers. Prior to filing the suit, the parties discussed settlement of Lindemann's claims. Lindemann demanded approximately $16,000 and defendants offered approximately half of that amount. The parties are currently engaged in settlement discussions and it is anticipated that the case will settle within the next 60 days.

Item 6-Exhibits and Reports on Form S-K

Exhibits filed herewith:

None

Current reports on Form 10KSB, dated April 9, 1999, filed with the Securities and Exchange Commission.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CENTRAL AMERICAN EQUITIES CORP.

                                By: /s/ MICHAEL N. CAGGIANO
                                    ---------------------------
                                    MICHAEL N. CAGGIANO
                                    President and CEO