Form 10KSB/A
period 1998-12-31
CENTRAL AMERICAN EQUITIES INC
filed 1999-10-20
CIK 1060426

                       US SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A







(X) Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal period ended December 31, 1998.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the transition period from            to               .

                         Commission File Number 0-24185

                         CENTRAL AMERICAN EQUITIES CORP.

Florida                                                  65-0636168
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporated or organization)

19100 Van Karman Ste. 1020
Irvine, California                                          92612
(Address of Principal Executive Offices)                   (Zip Code)

                                 (949) 757-0222
              (Registrant's telephone number, including area code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [ ]

                                   $1,131,158

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

  (Number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 1998)

            Transitional Small Business disclosure format (check one)
                                YES [ X ] NO [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

  Annual Report on Form 10K of Registrant for the year ended December 31, 1998

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT

ITEM 1. DESCRIPTION OF THE BUSINESS............................................5
     Formation of the Company..................................................5

ITEM 2. DESCRIPTION OF THE PROPERTIES..........................................6
     Hotel Alta................................................................6
     Ecolodge San Luis and Biological Station..................................8
     Sunset Reef Marine Hotel and Playa Carmen Restaurant.....................10
     Alta Travel Planners.....................................................11

ITEM 3. LEGAL PROCEEDINGS.....................................................11
     CAE V. Francis...........................................................11
     Post 1998 Legal Proceedings: Lindemann v. CAE............................12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................12

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............12
     Market Information.......................................................12
     Holders..................................................................12
     Dividends................................................................13

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS....................................13
     Overview.................................................................13
     New Management...........................................................14
     Results of Operations -- Years Ending December 31,1997 and 1998..........14
     Liquidity and Capital Resources..........................................15
     Year 2000 Compliance.....................................................15

ITEM 7. FINANCIAL STATEMENTS..................................................17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.........................30

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS....................30
     Identification of Directors and Executive Officers.......................30
     Business Experience......................................................30
     Family Relationships.....................................................32
     Involvement in Certain Legal Proceedings.................................32

ITEM 10. EXECUTIVE COMPENSATION...............................................33

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL OWNERS.........34
     Security Ownership of Certain Beneficial Owners..........................34
     Security Ownership of Management.........................................35

ITEM 12. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS............36

ITEM 12A (10-SB ITEM 10) RECENT SALES OF UNREGISTERED SECURITIES..............37

ITEM 12B (10-SB ITEM 11) DESCRIPTION OF SECURITIES............................38
     Description of Securities................................................38
     Transfer Agent...........................................................39

ITEM 12C (10-SB ITEM 12.) INDEMNIFICATION OF DIRECTORS AND OFFICERS...........39

ITEM 13. INDEX TO EXHIBITS....................................................40

VERIFICATION SIGNATURES.......................................................41

EXHIBIT 2: AGREEMENT FOR THE EXCHANGE OF COMMON STOCK.........................42

EXHIBIT 3 (I): ARTICLES OF INCORPORATION OF CAE...............................48

EXHIBIT 3 (II): BYLAWS OF CENTRAL AMERICAN EQUITIES CORP......................50

EXHIBIT 10: OPTIONS AGREEMENTS................................................57

EXHIBIT 10: MANAGEMENT AGREEMENT..............................................61

EXHIBIT 10: AGREEMENT WITH GEORGE SOLANO......................................62

EXHIBIT 10: OTHER OPTION AGREEMENTS...........................................63

EXHIBIT 21: SUBSIDIARIES OF REGISTRANT........................................63

EXHIBIT 21: LETTER CONCERNING OWNERSHIP OF COSTA RICAN SUBSIDIARIES...........64

ITEM 1. DESCRIPTION OF THE BUSINESS

Central American Equities Corp. (the "Company" or "CAE") is a US hospitality company, based in Irvine, California and incorporated in the State of Florida on January 23, 1996. The Company specializes in providing high-quality food and lodging in unique natural settings in Costa Rica. The company is in the business of owning and operating hotels and restaurants and real property in Costa Rica. Together, the properties provide an integrated eco-vacation experience in Costa Rica.

CAE includes among its assets in Costa Rica three (3) hotels: Hotel Alta in Santa Ana (a suburb of the capital city of San Jose), Ecolodge San Luis and Biological Station (in the San Luis Valley near the world famous Monteverde Cloud Forest), and Sunset Reef (on the Pacific Ocean in Mal Pais adjacent to the protected Cabo Blanco Reserve). CAE also owns and operates La Luz Restaurant (located in Hotel Alta), Restaurant Playa Carmen (on the beach near Sunset
Reef), and Alta Travel Planners (a full-service reservation, travel planning and marketing operation that moved its headquarters from California to Costa Rica in July 1999).

With the opening of Hotel Alta in December of 1997, 1998 marked the beginning of the first year of full operation of the Company's hotels. All Company owned facilities, except for Restaurant Playa Carmen, were opened and operating by the beginning of 1998. The company has approximately 90 full and part-time employees.

FORMATION OF THE COMPANY

CAE was formed by the acquisition of four limited partnerships. The Company acquired Cal Tico, L.P. ("Cal Tico"), Ecolodge Partners L.P. ("Ecolodge"), MarineLodge Partners, L.P. ("MarineLodge") and, L.A. Cal L.P. (Together these companies are referred to as the "Partnerships"). The following steps describe the creation of CAE:

1. In July 1992, Cal Tico L.P., a California limited partnership was formed to raise $3.7 million to purchase the land and construct Hotel Alta in Santa Ana, Costa Rica. The land and buildings were owned by Hotelera Cal Tico, S.A., a Costa Rican corporation. Cal Tico, L.P. owned 100% of the stock in Hotelera Cal Tico, S.A. The general partners of Cal Tico, L.P. were George Solano and Craig MacClean.

2. In July 1993, Ecolodge Partners L.P., a California limited partnership was formed to raise a total of $1.3 million to purchase the land and construct Ecolodge San Luis and Biological Station. The buildings of Ecolodge San Luis were owned by a Ecoproyecto San Luis, S.A., a Costa Rican corporation. The land is owned by Confluencia San Luis, S.A. which is 100% owned by Ecoproyecto San Luis, S.A. In turn, Ecolodge Partners, L.P. owned 100% of the stock in Ecoproyecto San Luis, S.A. The general partners of Ecolodge, L.P. were Cal TKCo, S.A. (a Costa Rican corporation represented by Richard Wm. Talley and Paul King), Tico Star, Inc. (a California Corporation owned by Joanell Lyon) and Bosque II, S.A. (a Costa Rican Corporation owned by Milton and Diana Lieberman).

3. In January 1994, L.A. Cal L.P., a California limited partnership was formed to raise $385,000 to furnish, equip, and build out the upscale restaurant La Luz (the leasee) in Hotel Alta (the lessor) in Santa Ana, Costa Rica. The general partner of L.A. Cal L.P. was Cal TKCO, S.A.

4. In March 1995, MarineLodge Partners, L.P., a California limited partnership was formed to raise a total of $2.2 million for the purchase and renovation of Sunset Reef Marine Hotel. The land and buildings were owned by a Sociedad Protectora de la Fauna y Flora de Mal Pais, S.A. a Costa Rican company. MarineLodge Partners, L.P. owned 100% of the stock in Sociedad Protectora de la Fauna y Flora de Mal Pais, S.A. Sociedad Protectora de la Fauna y Flora de Mal Pais, S.A. also owns 100% of the stock in Corporacion Muxia, S.A. Corporacion Muxia, S.A. owns the land and restaurant known as Playa Carmen. The general partners of MarineLodge Partners, L.P. were Cal TKCo, S.A. and C.R. Escazu Impresa Costaricense LTDA (W.F.O. Rosenmiller).

5. In December 1996, Central American Equities combined the assets of the four limited partnerships in a form of entity restructuring referred to as a "roll up." Under the terms of the roll-up of the dollar value of each partners' capital account was exchanged for one share of common stock in Central American Equities (a Florida corporation incorporated on January 23, 1996) for each dollar of capital. In exchange for the ownership of the four partnerships, CAE issued 10,881,277 shares of common stock on December 10, 1996. At this point the partnerships dissolved.

CAE owns 100% of the stock of the following Costa Rican Corporations: Hotelera Caltico, S.A.; Ecoproyecto San Luis, S.A (which owns 100% of Confluencia San Luis, S.A.); and Sociedad Protectora de la Fauna y Flora de Mal Pais, S.A. (which owns 100% of Corporacion Muxia, S.A.).

The history of the formation of the Company is displayed in the following exhibit.

                                             -----------------------------
                                               Central American Equities
                                                    Assumed All LLP
                                                  Assets December 1996
                                             -----------------------------

 --------------------------    ----------------------------    ---------------------------  --------------------------
       Cal Tico, LP                Ecolodge Partners LP          MarineLodge Partners LP            L.A. Cal LP
     Formed July 1992                Formed July 1993               Formed March 1995           Formed January 1994
                                                                                             Built and Equiped La Luz
 --------------------------    ----------------------------    ---------------------------  --------------------------

 --------------------------    ----------------------------    ---------------------------
    Hotelera Caltico, SA         Ecoproyecto San Luis, SA      Soc. Pro. Flora y Fauna, SA
  Owns Hotel Alca & La Luz        Owns Ecolodge Buildings           Owns Sunset Reef
                               Owns Confluencia San Luis SA       Owns Corp. Muxia, SA
 --------------------------    ----------------------------    ---------------------------

                               ----------------------------    ---------------------------
                                 Confluencia San Luis SA          Corporacion Muxia, SA
                                    Owns Ecolodge Land              Owns Playa Carmen
                               ----------------------------    ---------------------------

ITEM 2. DESCRIPTION OF THE PROPERTIES

HOTEL ALTA

Hotel Alta is a, 23-unit, luxury hotel located on approximately one acre of land in Santa Ana, 8 miles from downtown San Jose. Nearby Santa Ana (population 26,777) and Escazu (population 44,282) area is considered one of the most affluent districts of Costa

Rica and is currently experiencing a significant real estate boom. Nearby facilities include two golf courses, tennis courts, and an equestrian center.

A 65-seat fine dining restaurant located within the hotel and is owned and operated by CAE. The restaurant is positioned to receive guests from nearby hotels and upscale locals who seek gourmet meals.

The hotel and restaurant have a number of positive characteristics that may lead to their financial success. The quality of the hotel and its amenities are high (Costa Rica has very few, world class hotels or restaurants), the site is in a prime location, and the hotel has beautiful architecture. This hotel's location provides an alternative to the assaulting environment often experienced by travelers who stay in the downtown areas of San Jose.

Costa Rica tourism authorities projected demand in Hotel Alta's Primary Market Area (PMA) to grow by one-third from 1995 to 1999, increasing at an average annual rate of 7.4%. As the affluence of visitors increases, the demand for better lodgings is also expected to increase.

Hotel Alta is located on a hill overlooking the City of Santa Ana and the Santa Ana Valley. On a clear day one can see from the residential floors of the hotel the Pacific Ocean, more than 35 miles away. Although the Juan Santamaria International Airport is nearby, one cannot see it or hear airport noise because it is hidden behind a hill.

The parcel is zoned for middle density residential which includes hotels not more than three stories. To enhance views and not exceed the zoning plan, the hotel is designed to cascade down the hill. The parcel is surrounded primarily by homes and small apartments.

Water in the Santa Ana area is known for its high quality. Sewage is completely treated on-site within a nonmechanical, gravity-flow system. A new, expanded leachfield system was installed in 1999.

The rooms have updated communication services, including telephone lines that can accommodate computer modem. Although some areas of Costa Rica are experiencing difficulty obtaining sufficient telephone lines, Hotel Alta secured twelve telephone lines for the 23-room hotel. An 800 line was installed in 1999 to receive toll-free calls from the United States.

The site is fully supplied with the necessary electricity. Management is considering the purchase of a back-up generator for the power outages which occasionally occur during severe storms. Propane gas is delivered to the site and cable television service has been installed.

The site provides a very safe and unique environment for its clientele. In contrast to downtown San Jose, where many business hotels are located, Santa Ana and the area immediately surrounding the Hotel Alta has a low crime rate.

Two of the best hospitals in the country are located within a short drive from the site: San Juan de Dios and Mexico Hospital. A new private hospital is being constructed within 5 minutes of the hotel. A Red Cross ambulance is stationed within one mile of the site in each direction. The Fire Department is located about 10 minutes from the hotel. On site, the hotel has fire stations on every floor and within the restaurant kitchen areas.

A number of factors suggest demand for Hotel Alta will be sufficient for the hotel to reach profitability within a few years. First, many business travelers find downtown to be an assaulting environment. San Jose's air is polluted with fumes from cars and buses, the streets are crowded and noisy, and street crime is a potential threat at night. Travelers seek a boutique hotel on the outskirts of San Jose where they will find a pleasant, unhurried environment, and still have ready access to downtown.

Second, the suburbs of San Jose are growing in the direction of the Santa Ana area. Many business travelers are drawn to the area because it is near where they will do business, the American ambassador's residence is within a mile. There are many business in the area (anecdotal evidence indicates more than 200 companies) and the hotel is close to the free zones and industrial zones (but not in them).

ECOLODGE SAN LUIS AND BIOLOGICAL STATION

After leaving Hotel Alta the next stop on the eco-adventure tour planned by CAE is Ecolodge San Luis and Biological Station, an integrated ecotourism/research/education project directed on-site by two renowned tropical biologists.

The 162-acre Ecolodge San Luis property is located at the head of the San Luis Valley, in northwestern Costa Rica, approximately 3.5 hours from San Jose's International Airport. The property borders on the world famous Monteverde Cloud Forest Reserve (acclaimed as "one of the most outstanding wildlife sanctuaries in the New World tropics" and named as one of the top ten ecotourism destinations in the world) and the Children's International Rain Forest.

CAE has designed Ecolodge San Luis to combine ecotourism, agro-tourism, education, and tropical forestry research in a showcase project that demonstrates that private enterprise must play a role in preserving tropical rain forests and that tourism itself is a critical driving force in their preservation. The Ecolodge has four complementary facets on one property: (1) a Biological Station with 40 bunk beds for students, researchers, and other visitors in rustic accommodations and shared baths; (2) a rain forest lodge with 12 cabinas; (3) four bungalows, each with bunkbeds and private bath; and (4) a working tropical farm. Priced at varying levels of affordability, Ecolodge San Luis offers the opportunity for all to experience the rain forest but pay only for the level of comfort they can afford and desire.

Drs. Milton Lieberman and Diana Lieberman, internationally recognized experts in the field of tropical ecology, are responsible for the supervision of the Ecolodge. The Liebermans and their team of professional biologist-guides provide a full schedule of field activities and informational programs for each guest.

Ecolodge San Luis' isolation is unique in the crowded Monteverde area. With fewer crowds, guests are much more likely to see animal life. Guests are still able to visit the nearby "bustle" (relative) of Monteverde and, return to stay in the more primitive wonders of the San Luis Valley.

Already-made contacts with the Organization of Tropical Studies and university educational and alumni programs offer a large source of potential guests. This should contribute to a "smoothing" of the cyclical nature of revenue flows. (In Costa Rica, tourism is seasonal, increasing during the "dry" season of December to April and slowing during the so-called "green season" from May to October when rains are heaviest. Also, tourism usually increases during July and August when North Americans take their summer vacations.)

Between 1984 and 1995, annual visitation to the Monteverde Cloud Forest Reserve increased from 5900 to 50,000. Recently, the Monteverde area had 58,017 foreigner and 1076 local demand for lodgings for a total demand of about 59,093.

Ecolodge San Luis charges a rate of $50 to $75 per night per person for the bunk beds and $90 per person in cabina rooms including all meals, taxes, and programs. This rate is within the range of its competitors.

Ecolodge San Luis has what is called a "tropical pre-montane" climate. It is pleasant and generally cool year round. Because of its elevation, the site does not have the potential discomfort of hot, steamy, insect-ridden, lowland habitats. Visitors can expect to enjoy comfortable, healthful conditions. Rainfall averages about 2.6 meters (about 100 inches) per year and falls primarily from May to October.

From San Jose, the capital of Costa Rica, visitors have easy access to the site by means of bus, taxi, or private car. Several buses a day leave the capital city of San Jose for the nearby town of Santa Elena. There is no airport in the Monteverde region although helicopters have landed on private property in the San Luis Valley. The Tomas Guardia International Airport in Liberia is about 3.5 hours away by car. This new airport will allow international visitors to arrive in the northwest corner of the country and travel from there to nearby Pacific locations.

Road access in the remote regions of Costa Rica is an important consideration for hoteliers concerned with occupancy, particularly during the rainy season. From San Jose, the main route to the Monteverde area is the Pan American Highway.

Water for Ecolodge San Luis comes from natural artesian springs located in the cloud forest high above the ranch. The water consistently tests pure. No livestock graze in any terrain above the springs. Pipes that bring, the water to the site have the necessary easements and storage tanks hold up to 10,000 gallons of water in the unlikely event that the water pipes are disrupted.

No sewer or gas lines cross the San Luis Valley. At Ecolodge San Luis, wastewater is treated and disposed of in 9 independent septic tanks on the property. Propane gas, brought in by the bottle, heats the hot water and kitchen stoves.

Only a few years ago, the upper end of the San Luis Valley was not on the national power grid. Now, Ecolodge San Luis has its own substation and is served by a 7,250 volt line providing more than enough electricity to power the Ecolodge through its final stages of expansion. If the power is interrupted, which historically has happened once or twice a month, two standby generators provide sufficient electricity to meet the emergency. Although electricity is plentiful, to inhibit noise pollution, management has decided not to furnish rooms with television sets.

Phone facilities are still relatively sparse. Before the Ecolodge there were no telephones in the San Luis Valley. Ecolodge San Luis currently has only one line and one cellular phone. Guests traveling from Hotel Alta will be offered the opportunity to rent a portable phone to take to Ecolodge San Luis.

Crime is almost unheard of in the remote San Luis Valley. Fire stations are far from the Ecolodge San Luis. Although there is no inherent fire danger, extinguishers are placed in numerous spots within the structures.

An extensive and well-designed trail system covers the 162 acres of Ecolodge property. The trails will provide access to all the habitats present: cloud forest; mountain streams tumbling through rocky gorges; farmland with plantings of coffee, bananas, vegetables, and fruit trees; pastures with moss-laden shade trees, secondary forest in stages of recovery, and gardens with a diversity of ornamental plants. All of these habitats support distinctive floras and faunas, and all offer opportunities for enjoying and learning about the ecology of the tropics.

The Ecolodge provides a world-class ecotourism experience, bringing visitors together with professional research scientists who can give them an up-to-date and insightful introduction to the complex ecosystems that surround them. Activities include general orientation talks, guided walks led by tropical forest experts, night hikes to view nocturnal history, seminars by active research scientists, and informal discussions of the day's observations. Guides show the guests tropical forests, animals, and birds. The 230 species of birds on the property makes it one of the best birding experiences anywhere in the world.

Family-style meal service offered in the biological station's dining facility foster the interaction among visitors, researchers, students, and nature guides. Questions are readily answered by resident biologists, facilitating broader discussions of each the days experiences and observations. Visitors to the Ecolodge experience what management believes is a unique, hands-on tropical experience.

SUNSET REEF MARINE HOTEL AND PLAYA CARMEN RESTAURANT

After leaving Ecolodge San Luis, CAE will take vacationers south to the port city of Puntarenas, crossing the Gulf of Nicoya by ferry and then driving west to Sunset Reef. Sunset Reef Marine Hotel and 100 seat restaurant at Playa Carmen is located in the small Pacific beach-front town of Mal Pais on the southern tip of the Nicoya Peninsula. Mal Pais lies on the northern border of the renowned Absolute Natural Reserve of Sunset Reef --- described by one guide book as the "jewel of nature at the very tip of the Nicoya Peninsula."

Sunset Reef contains about 3 acres of beachfront land with 1500 feet of ocean frontage. It is surrounded by miles of unspoiled shoreline, spectacular beaches, and lush forests. Currently on site there is a fully operating 14-room hotel complete with pool, restaurant and bar. As occupancy increases, CAE plans to expand the hotel to 26 rooms.

The separate restaurant with bar is located about four miles away on the broad, white, sandy beach at Playa Carmen, known as one of the best surfing beaches in Costa Rica. The rectangular parcel has 168 feet of beach frontage and an area of
3.2 acres. Adjacent to the restaurant, CAE plans to construct a lower cost hotel facility. CAE is also considering subdividing the land and selling or leasing parts for use in other commercial activities.

Mal Pais and the Absolute Natural Reserve of Sunset Reef are beautiful areas. The location was considered optimal because of its sunny weather, sunset views and a nearby waterfall, absence of biting insects, and most of all, the range, quality, and diversity of contrasting shore environments. A corral reef is adjacent to Sunset Reef within the reserve protectorate. There is no other quality hotel in the Mal Pais area. The Hotel is very isolated and quiet in an unexploited region of Costa Rica. Even though it is isolated, it offers a high quality of service and food.

Mal Pais has a warm tropical climate, with ocean breezes moderating temperatures on the beach. Rainfall is heaviest between July and October, but only rarely does it rain all day. Occupancy at Sunset Reef is expected to have dry-season peaks. Visibility is very clear. Scuba diving and snorkeling are excellent during the dry seasons or January to June. Surfing is excellent all year round

Mal Pais is approximately five hours via car and ferry from San Jose and two hours via small plane from San Jose to Tambor and taxi from Tambor to the Lodge. Several buses a day provide inexpensive transportation from San Jose to Puntarenas where a ferry leaves every few hours for Paquera on the eastern edge of the Nicoya Peninsula. Once on the Peninsula, buses will take you from Paquera to Cobano. A taxi from Paquera to Mal Pais costs approximately $30. Two local airlines fly from San Jose to Tambor on the Nicoya Peninsula.

Water for the hotel comes from natural springs located in the Absolute Natural Reserve of Cabo Blanco. Storage tanks on the grounds of the Hotel hold an adequate supply of about 6000 gallons. Mal Pais does not have a public sewer or treatment plant. The hotel and adjoining restaurant are serviced by 3 large septic tanks. Playa Carmen is also serviced by septic tanks on site.

Electricity came to Mal Pais only a few years ago, and with it came an increase in development and real estate values. Electricity is expensive and occasionally unreliable: about twice a month it goes out for short periods of time, usually because of lightning. The Hotel is equipped with a back-up generator, although it will need to be upgraded to power air conditioning units currently being installed. Management is considering the installation of solar energy generators. Propane gas is shipped in by cylinder.

There is virtually no crime in the area. A medically equipped helicopter can reach the isolated resort in less than 25 minutes through radio dispatch from Tambor.

ALTA TRAVEL PLANNERS

Alta Travel Planners (ATP) is a travel agency providing hotel reservations, travel planning, and ticketing to large wholesalers, retail travel agencies, and individuals wishing to visit CAE's three properties and other tourist attractions in Costa Rica. Since opening in 1997, ATP had rented offices in San Luis Obispo, California. During the second quarter of 1999 management decided to move ATP's reservations office to Hotel Alta in Santa Ana, Costa Rica. The move was successfully completed on July 14, 1999. Approximately 2 full-time employees provide reservations, travel planning and concierge service in Hotel Alta through ATP.


ITEM 3.  LEGAL PROCEEDINGS

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

The above action was set for trial on July 16, 1999. At a mandatory settlement conference in May of 1999, the matter was settled. Defendant Warren Francis agreed to pay plaintiffs (CAE) the sum of $8000 in full settlement of all claims. Warren Francis also agreed to dismiss the counter claim he had filed against CAE as well as various third party claims.

On December 31, 1998, there were no other existing lawsuits against the Company.

POST 1998 LEGAL PROCEEDINGS: LINDEMANN V. CAE

This is a civil action filed on or about April 5, 1999 in the Superior Court of the State of California, County of Orange by CAE's former director of marketing. Lindemann claims monetary damages allegedly arising out of breach of contract and fraud. Defendants Richard Wm. Talley, Paul D. King, and Talley King & Company, Inc. have been served and filed answers. Prior to filing the suit, the parties discussed settlement of Lindemann's claims. Lindemann demanded approximately $16,000. The parties are currently engaged in settlement discussions and it is anticipated that the case will settle. It is anticipated that any contingent liability would be immaterial to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during its fiscal year ended December 31, 1998.


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

No shares of the Company's common or preferred stock have been registered with the Securities and Exchange Commission or any state securities agency or authority (other than any state registration, if any, that may have been required with respect to the Regulation D-504 Offering Memorandum). (See Item 12a, Recent Sales of Unregistered Securities for details). There is no established public trading market for the Company's issued and outstanding common stock. In the near future, the Company intends to seek sponsorship of one or more NASD member registered securities dealers and a quotation on the National Association of Securities NASDAQ Quotation System on either the OTC Bulletin Board, Small Cap or National.

HOLDERS

The number of record holders of shares of the Company's common stock as of April 21, 1998 is approximately 450. The aggregate number of shares of the Company's common stock issued and outstanding as of April 21, 1998 was 12,205,252. During 1999 an additional 25,000 shares were issued and the total number of outstanding shares increased to 12,230,252.

DIVIDENDS

The Company has not paid nor declared any dividends upon its shares of common stock since its inception and, by reason of its present financial status, does not contemplate or anticipate paying any dividends upon its shares of common stock in the foreseeable future.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

OVERVIEW

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the fiscal year ended December 31, 1998.

With the opening of Hotel Alta in December of 1997, 1998 marked the first year of full operation of the Company's hotels. All Company owned facilities, except for Restaurant Playa Carmen, were opened and operating in 1998. CAE's performance during the twelve (12) months of 1998 were below expectations, but reasonable for the start-up of a new hotel group.

Hotel Alta

Revenues at the three (3) hotels are primarily dependent upon the occupancy rates and per room charges (although other services are sold). The occupancy for the twelve (12) months of 1998 was about 33% at Hotel Alta. Break-even occupancy (calculated at an average room rate of $120) is about 48%.

La Luz Restaurant

La Luz Restaurant, the 65-seat restaurant in Hotel Alta, has been operating since August of 1997. Even though Hotel Alta was not open during the first five months of La Luz operation, and the occupancy at Hotel Alta has been low, the restaurant has established itself, receiving support from local businesses and residents. During the twelve (12) months of 1998, La Luz was approximately cash flow positive.

La Luz has received substantial positive press since its opening. For example, Conde Nast Traveler has named La Luz one of the best restaurants in Central America and Costa Rica's major newspaper, La Nacion, rated La Luz as the top restaurant in the country in 1999. Because of the attention it has received, management plans to create a sophisticated club and bar in space currently available above the restaurant during 2000.

Ecolodge San Luis

The occupancy at Ecolodge San Luis for the twelve (12) months of 1998 was about 16%. Indicating significant expenditure tightening (and future opportunity), the break-even occupancy (at the current mix of average room rates) at Ecolodge San Luis is about 17%.

Sunset Reef and Playa Carmen

Occupancy at Sunset Reef for the twelve (12) months of 1998 was about 12%. Break-even occupancy at a $60 average room rate is about 23%. At an $80 average room rate, the hotel breaks even at about 17% occupancy.

In August of 1998, a new general manager, Alberto Carballo, was hired to improve the operations and marketing of Sunset Reef. Mr. Carballo has, over the past ten
(10) years, acquired extensive management experience at such well known Costa Rican hotels as Villa Caletas, Hotel Jungle Lodge, and Lapa Rios.

Management is preparing to open the 100-seat restaurant at Playa Carmen during the 1999-2000 high season. Adjacent to the restaurant, CAE plans to construct a tent camp for surfers and low budget travelers in the future.

NEW MANAGEMENT

Management experienced considerable turmoil during late 1997 and early 1998 with the unanticipated resignation of Warren Francis, the CEO of CAE and General Manager for Hotel Alta. Mr. Francis resigned because of personal reasons. Management pursued legal action against Mr. Francis for breach of contract and failure to perform (see Item 3 - Legal Proceedings).

Mr. Francis' departure and related hotel construction difficulties contributed to the delay of the opening of Hotel Alta, originally scheduled for June 1997. Operating cash was limited as the hotel had hired and trained staff in preparation for a June opening that was postponed until December. The closure of Ecolodge San Luis and Sunset Reef just prior to the beginning of the 1997-98 high season was also related to the departure of Mr. Francis.

In late 1997, Brain Frazee, then assistant to the Mr. Francis, became the CEO of CAE and the general manager of Hotel Alta. In September 1998, the board appointed Michael N. Caggiano, Ph.D. as a Consulting CEO/President. (See Item 9
- Directors and Executive Officers).


RESULTS OF OPERATIONS --- YEARS ENDING DECEMBER 31,1997 AND 1998

The following is management's discussion and analysis of significant differences in the Company's financial position and operations between the fiscal year ended December 31, 1997 and the fiscal year ended December 31, 1998 (See Item 7 - Financial Statements).

Assets

Between December 31, 1997 and December 31, 1998 total assets increased from $8,256,888 to $8,342,522. During this same period, $235,605 in organization expense were written off in accordance with SOP 98-5.

By 1998, most of the major expenses on originally planned assets had been made. Management considers 1998 as the end of the initial building stage of the hotels.

Liabilities

Between December 31, 1997 and December 31, 1998 total liabilities increased from $849,825 to $1,854,653. Long term debt grew from $387,682 to $582,398, partially reflecting the replacement of a $250,000 bank note with a $500,000 bank note. Stockholders continued to provide additional financing to the Company. Between December 31, 1997 and December 31, 1998 total loans from investors increased from $368,414 to $1,054,348.

Revenues

Between December 31, 1997 and December 31, 1998 total sales revenue increased by about 180% from $404,898 to $1,131,158. Company restaurant revenues grew almost 13 fold from approximately $35,000 to more than $488,000. Hotel revenue grew from about $369,000 to about $642,000 partially reflecting the fact that Hotel Alta was able to receive room guests during all 12 months of 1998. As revenue grew and fixed costs slowed, gross margins almost doubled from 1997 (8%) to 1998 (15%).

Expenses

Between 1997 and 1998, total operational expenses declined from $1,517,362 to $1,026,737. This reflected a drop in initial start-up costs including advertising and professional fees (initial legal, accounting, public relations, and consultant fees).

Net Income

As sales revenues grew rapidly and expense growth decelerated, the Company losses declined. Between December 31, 1997 and December 31, 1998 annual net losses declined from $1,472,983 to $972,813. Between December 31, 1997 and December 31, 1998 cumulative losses (retained deficit) grew from $1,477,983 to $2,450,796.

Due to application of SOP 98-5 the statement of operations for 1998 reflect an additional $235,000 of organization expense (See Financial Statements - Footnote
1). The Statement of Operations indicates $61,000 in forgiveness of debt. If these unusual or one-time events were not charged in 1998, the net loss for 1998 would be approximately $798,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had relied on sales of shares of common stock to fund operations and make capital improvements. To date, operations have resulted in losses and the Company has limited cash liquidity and capital resources. During 1998, capitalization was not sufficient to fund necessary expenses and management sought and succeeded in acquiring about $925,000 in loans for working capital (i.e., an additional $250,000 bank loan and approximately $675,000 from stockholders). However, on December 31, 1998, the Company had a positive net worth of about $6.5 million and the debt to equity ratio was approximately .29.

The Company has extremely limited cash liquidity and capital resources. To the extent that the funds generated by revenues are insufficient to fund CAE's activities, it will be necessary to raise additional funds. In the short-term the Company will continue to seek loans from investors and other sources. Long-term plans include raising additional funds through the sale of equity. At this time there are no commitments for capital expenditures.

YEAR 2000 COMPLIANCE

As of September 1999, the Company was completing a comprehensive review of its computer systems to identify which of its systems will have to be modified, upgraded or converted to recognize and process dates after December 31, 1999 (the Year 2000 Issue). As of that date, the company has identified one computerized system that required reconfiguration to adjust adequately to the Year 2000 issue.

CAE's centralized reservations and financial control system, known as RDP (Resort Data Processing) had been determined to be potentially Y2K non-compliant. CAE elected to replace the system entirely with a new, Y2K compliant system manufactured and installed by Hovysis Corporation. CAE is in the process of installing the Hovysis system. As of September 1999, telephone accounting systems, front desk operations, and restaurant operations were operating with the new Hovysis system. It is anticipated that all reservations and financial accounting systems will be fully operational by October 31, 1999.

Most PC-based software used by staff throughout the company are Year 2000 compliant. The Company presently believes that, with the successful completion of Hovysis installation, the Year 2000 Issue will not pose significant operational problems for the Company's systems as so modified or upgraded.

When the Hovysis download is completed, the system will be fully Y2K compliant. Purchase and installation of Hovysis is expected to cost approximately $7000. The Company has incurred and expects to incur additional minor internal staff costs, as well as other expenses, related to updating its systems to prepare for the Year 2000.

ITEM 7. FINANCIAL STATEMENTS

                         Report of Independent Auditors

Board of Directors
Central American Equities Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Central American Equities Corp. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended, December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central American Equities Corp. and Subsidiaries at December 31, 1998 and 1997 and the results of their operations, and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 1998, the Company completed its inaugural year of full operation and experienced net losses and had limited liquidity and capital resources. The Company's uncertainty as to its sales growth and its ability to raise sufficient capital raise doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                         Pinkham & Pinkham, P.C.
                                                    Certified Public Accountants

October 15, 1999
Cranford, New Jersey

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                  December 31,

                                     Assets
                                     ------

                                                                           1998               1997
                                                                        -----------        -----------
Current assets
 Cash and cash equivalents                                              $    19,078        $    11,978
 Account receivable                                                          46,608                  -
 Inventory                                                                   27,521             16,812
 Prepaid expenses                                                            14,575                  -
                                                                        -----------        -----------

                                                                            107,782             28,790
                                                                        -----------        -----------
Property and equipment,
 Buildings and other depreciable assets                                   8,229,939          7,992,494
                                                                        -----------        -----------

Other assets
 Security deposits                                                            4,801                  -
 Organization costs                                                               -            235,605
                                                                        -----------        -----------

                                                                              4,801            235,605
                                                                        -----------        -----------

Total assets                                                            $ 8,342,522        $ 8,256,889
                                                                        ===========        ===========

                       Liability and Stockholders' Equity
                       ----------------------------------

Current liabilities
 Accounts payable                                                       $    58,011        $    20,500
 Accrued expenses                                                           159,896             73,229
                                                                        -----------        -----------

                                                                            217,907             93,729
                                                                        -----------        -----------
Other liabilities
 Long term debt net of current maturities                                   582,398            387,682
 Due to officers                                                          1,054,348            368,414
                                                                        -----------        -----------

                                                                          1,636,746            756,096
                                                                        -----------        -----------

Stockholders' equity
 Common stock - $.001 par value; 20,000,000
  Authorized, 12,230,252 issued and outstanding                              12,230             12,205
 Additional paid-in capital                                               8,897,817          8,872,842
 Unrealized gain on foreign exchange                                         28,618                  -
 Retained deficit                                                        (2,450,796)        (1,477,983)
                                                                        -----------        -----------

                                                                          6,487,869          7,407,064
                                                                        -----------        -----------

Total liabilities and stockholders' equity                              $ 8,342,522        $ 8,256,889
                                                                        ===========        ===========

                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                        For the Years Ended December 31,

                                                                           1998               1997
                                                                        -----------        -----------
Revenues                                                                $ 1,131,158        $   404,898

Cost of services                                                            962,144            371,419
                                                                        -----------        -----------

Gross profit                                                                169,014             33,479
                                                                        -----------        -----------

Operations
 General and administrative                                                 768,015          1,291,226
 Depreciation                                                               258,722            226,136
                                                                        -----------        -----------

                                                                          1,026,737          1,517,362
                                                                        -----------        -----------
                                                                           (857,723)        (1,483,883)
                                                                        -----------        -----------

Other (income) expense
 Interest expense                                                           139,523             41,247
 Loss (gain) on foreign exchange                                             36,567            (52,147)
                                                                        -----------        -----------
                                                                            176,090            (10,900)
                                                                        -----------        -----------

Loss before extraordinary item
 and provision for taxes                                                 (1,033,813)        (1,472,983)

Extraordinary item -forgiveness of debt                                      61,000                  -

Provision for income taxes                                                        -                  -
                                                                        -----------        -----------

Net loss                                                                $  (972,813)       $(1,472,983)
                                                                        ===========        ===========

Net loss per common share                                               $      (.08)       $      (.12)
                                                                        ===========        ===========

Weighted average share of
 common stock outstanding                                                12,230,252         12,230,227
                                                                        ===========        ===========

                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                       Unrealized
                                     Common           Paid in          Retained            Foreign
                                     Stock            Capital           Deficit            Exchange            Total
                                    ---------       -----------       -----------          --------         -----------
Issuance of common stock            $     500       $     4,500        $      -            $   -                 5,000

Exchange of common stock
 For partnership interest              10,856         7,243,816               -                -             7,254,672

Net loss                                  -                                (5,000)             -                (5,000)
                                    ---------       -----------       -----------          -------         -----------

Balance 12/31/96                       11,356         7,248,316            (5,000)             -             7,254,672

Issuance of common stock                  749         1,424,626               -                -             1,425,375

Common stock issued for
consulting services rendered              100           199,900               -                -               200,000

Net loss                                  -                            (1,472,983)             -            (1,472,983)
                                    ---------       -----------       -----------          -------         -----------

Balance 12/31/97                       12,205         8,872,842        (1,477,983)             -             7,407,064

Issuance of common stock                   25            24,975               -                -                25,000

Unrealized foreign exchange                                                                 28,618              28,618

Net loss                                  -                 -            (972,813)             -              (972,813)
                                    ---------       -----------       -----------          -------         -----------

Balance                             $  12,230       $ 8,897,817       $(2,450,796)         $28,618         $ 6,487,869
                                    =========       ===========       ===========          =======         ===========

                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                          For the Year Ended            For the Year Ended
                                          December 31, 1998             December 31, 1997
                                          -----------------             -----------------
Cash flows from operating activities:
   Net loss                                      $ (972,813)            $(1,472,983)

Adjustments to reconcile net loss to
 net cash provided by
 operating activities:
 Depreciation and amortization                      258,722                 226,136
 Unrealized gain on foreign exchange                 28,618                       -
 Write-off of organization costs                    235,605                       -
 Forgiveness of debt                                (61,000)                      -
Change in assets and liabilities:
(Increase) in:
     Accounts receivable                            (46,608)                      -
     Inventory                                      (10,709)                (16,812
     Prepaid expense                                (14,575)                      -
Increase in:)
     Accounts payable                                37,511                  20,500
     Accrued expenses                                86,667                  73,229
                                                -----------             -----------

Net cash used in operating activities              (458,582)             (1,169,930)
                                                -----------------------------------

Cash flow from investing activities:
 Security deposits                                   (4,801)                      -
 Organization and start-up costs                          -                (289,150)
 Capital expenditures                              (496,167)               (910,413)
                                                -----------             -----------

Net cash used in investing activities              (500,968)             (1,199,563)
                                                -----------             -----------

Cash flows from financing activities:
 Proceeds from loans                                505,716                 387,682
 Proceeds from loans from officers                  685,934                 368,414
 Payment of loans                                  (250,000)                      -
 Proceeds from issuance of common stock                  25                     849
 Proceeds from additional paid-in capital            24,975               1,624,526
                                                -----------             -----------

Net cash provided by financing activities:          966,650               2,381,471
                                                -----------             -----------
Net increase in cash                                  7,100                  11,978
Cash - beginning of year                             11,978                       -
                                                -----------------------------------
Cash - end of year                              $    19,078             $    11,978
                                                ===========             ===========

                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows




Supplemental Disclosure of Cash Flow Information:

Interest paid                                   $    42,308             $  11,908
                                                ===========             =========

Income taxes paid                               $         -             $       -
                                                ===========             =========


Schedule of non-cash investing and financing transactions:
Company exchanged shares of stock
 for services                                   $         -             $ 200,000
                                                ===========             =========

                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Summary of Accounting Policies
         Nature of Business

         CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES (the "Company") was incorporated under the laws of the State of Florida on January 23, 1996. The Company provides an integrated eco-vacation experience in Costa Rica, and is in the business of owning and operating hotels and real property in Costa Rica.

         In December of 1996, the Company entered into an agreement for the exchange of common stock ("Exchange Agreement") with Cal Tico, L.P., Ecolodge Partners, L.P. and Marine Lodge Partners, L.P. (Partnership). Pursuant to the exchange agreement, the company issued 7,756,885 and 3,099,392 shares of common stock to limited partners and the general partners, respectively, of the partnerships. In exchange for the shares, the partnership transferred all of their interests (i.e. 100% of the outstanding common stock) in the following Costa Rican corporations: Hoteleria Cal Tico, S.A.; Bandirma, S.A.; Sociedad Protectora De La Fuana y Flora Marintima De Mal Pais, S.F.; Ecoprojecto San Luis, S.A. and Confluencia, S.A.

         Cal Tico, L.P. was a California limited partnership that was formed in July 1992 to raise $2 million to purchase the land and construct Hotel Alta. Cal Tico, L.P. owns 100% of the stock in Hoteleria Cal Tico, S.A., a Costa Rican corporation. Hoteleria Cal Tico, S.A, owns the land and buildings at Hotel Alta.

         Ecolodge Partners, L.P. was formed in July 1993 to raise a total of $1.3 million in a private placement offering to purchase the land and construct the Ecolodge San Luis and Biological Station. Ecolodge Partners was a California limited partnership that own all of the stock in Ecoproyecto San Luis, S.A. and Confluencia San Luis, S.A., the two Costa Rican companies that own the Ecolodge land and buildings.

         MarineLodge Partners L.P. was formed in March 1995 to raise $1 million for the purchase and renovation of the Sunset Reef. MarineLodge Partners was a California limited partnership. MarineLodge Partners owned 100% of the stock in Bandirma, S.A. Bandirma owns: a) 90% of the Sociedad Protectora De La Fauna y Flora Maritima de Mal Pais S.A., a Costa Rican corporation which owns the land and buildings at Sunset Reef, and b) 100% of Muxia, S.A. which owns 100% of the land and buildings at Playa Carmen.

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In 1997 the Company issued 748,975 shares of common stock for an aggregate purchase price of $1,425,375 pursuant to Rule 506. The proceeds were used to make capital improvements to the various hotels acquired pursuant to the Exchange Agreement. The shares were sold to 64 investors.

         In a separate transaction, the Company issued 100,000 shares of common stock to Steven Aronson on August of 1997. The shares were issued as compensation for Mr. Aronson's services in conducting due diligence on the Costa Rican hotels and consulting services.

         Basis of Consolidation

         The consolidated financial statements include the consolidated accounts of Central American Equities Corp. and its subsidiaries. Hoteleria Cal Tico, S.A., Bandirma, S.A., Sociedad Protectora De La Fuana y Flora Marintima De Mal Pais, S.F., Ecoprojecto San Luis, S.A. and Confluencia, S.A. are held 100% by the Company. All intercompany transactions and accounts have been eliminated in consolidation.

         Cash and Cash Equivalents

         For purposes of the statement of cash flows all certificates of deposits with maturities of 90 days or less, were deemed to be cash equivalents.

         Property and Equipment

         Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed provided using the straight-line method over the estimated useful lives of five for equipment, seven years for furniture and fixtures and forty years for buildings and improvements.

         Repairs and maintenance costs are expensed as incurred while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gain or losses are reflected in earnings.

         Estimates

         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies (continued)
         Adoption of Statement of Accounting Standard No. 123

         In 1997, the Company adopted Statement of Financial Accounting 123"). SFAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based compensation plans. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The difference between the fair value method of SFAS-123 and APB 25 is immaterial.

         Adoption of Statement of Position 98-5

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized its organization costs. The Company adopted the provisions of the SOP in its financial statements for the year ended December 31, 1998. The effect of adoption of SOP98-5 was to record a charge for the cumulative effect of an accounting change of $235,605 ($.02 per share), to expense costs that had been previously capitalized prior to 1998.

         Adoption of Statement of Accounting Standard No. 128

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This Statement requires restatement of all prior-period EPS data presented.

                        CENTRAL AMERICAN EQUITIES, CORP.

                   Notes to Consolidated Financial Statements

         As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings Per Share.

         Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

         The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended December 31, 1997. For the years ended December 31, 1998 and 1997, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. A net loss was reported in 1998 and 1997, and accordingly, in those years the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 47,500 shares at December 31, 1998 were not included in loss per share calculations, because to do so would have been anti-dilutive.

         Revenue Recognition

         The Company records revenue at the point of service and maintains its corporate records for both financial statement and tax return purposes on the accrual method of accounting.

         Foreign Exchange

         Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the year.

         Fair Value of Financial Instruments

         The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Summary of Accounting Policies (continued)

         The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 1998 and 1997, respectively, the carrying value of all financial instruments was not materially different from fair value.

         Income Taxes

         The Company has net operating loss carryovers of approximately $2 million as of December 31, 1998, expiring in the years 2012 through 2013. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, effective July 1993. SFAS No.109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

Note 2 - Going Concern

         As shown in the accompanying financial statements, the Company incurred a net loss of approximately $973,000 during the year ended December 31, 1998.

         The Company is currently in the process of formulating a plan to effect an additional public offering, the proceeds of which would be used for working capital and capital expansion. The ability of the Company to continue as a going concern is dependent on the success of the plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 3 - Property and Equipment

         As of December 31, 1998 plant and equipment consisted of the following:

Land                                $ 1,445,344
Buildings                             6,643,549
Machinery and equipment                 124,963
Furniture and fixtures                  382,180
Computer equipment                       65,217
                                    -----------
                                      8,661,253
Less accumulated depreciation           431,314
                                    -----------

                                    $ 8,229,939
                                    ===========


Note 4 - Notes Payable

         The Company has a $500,000 line of credit with Commerce Overseas Bank, which bears interest at the prime rate plus 2.5%. Interest only is payable on the last day of each month. As of December 31, 1998, a total of $39,113 of interest had been paid and is reflected as interest expense in the financial statements. The principal is payable beginning January 10, 2000 in monthly installments of $38,462 with a final payment of $76,923 at December 11, 2000. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company. The prime rate of interest at December 31, 1998 was 8%.

            The Company has a note payable in the amount of $71,443 payable to a shareholder, which is due when the Company goes public. The note bears simple interest at 8% per annum, which is added to the basis of the note and is secured by property owned by the Company. The balance of $82,398 and $76,682 was due at December 31, 1998 and 1997,
         respectively.

Note 5 - Related Party Transactions

         At December 31, 1998 and 1997, the Company had notes payable from various officers in the amount of $1,054,000 and $368,000, respectively which bear interest at an annual rate of 7%. These notes have no set repayment terms

            During the year ended December 31, 1997 the Company paid a management fee of $100,100 to a corporation owned by two of the directors of the Company.

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 6 - Exchange of Common Stock for Services

         During the year ended December 31, 1997, the Company issued common stock to an individual in exchange for services performed totaling $200,000. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

Note 7 - Commitments

         The Company leases land under an agreement for a term from June 15, 1998 to June 14, 2001. The Company has an option to buy this property for $257,400 if purchased on June 15, 2000 or $283,040 if purchased on June 15, 2001. Minimum rentals in each of the next two years is as follows:

December 31,                                                              Amount
------------                                                              ------
1999                                                                    $  9,500
2000                                                                      15,500
2001                                                                       7,500
                                                                        --------

                                                                        $ 32,500
                                                                        ========


Note 8 - Business Combination

         On December 6, 1996 the Company entered into an agreement for the exchange of common stock ("Exchange Agreement") with Cal Tico, L.P., Ecolodge Partners, L.P. and Marine Lodge Partners, L.P. ("Partnership"). Pursuant to the exchange agreement, the Company issued 7,756,885 and 3,099,392 shares of common stock to the limited partners and the general partners, respectively, of the partnerships. In exchange for the shares, the partnership transferred all of their interests (i.e. 100% of the outstanding common stock) in the following Costa Rican corporations: Hotelera Cal Tico, S.A.; Bandirma, S.A.; Sociedad Protectora De La Fuana y Flora Marintima De Mal Pais, S.F.; Ecoprojecto San Luis, S.A. and Confluencia, S.A. The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the Company's stock that was issued was allocated to assets and liabilities based on the estimated fair value as of the acquisition date.

Note 9 - Forgiveness of Debt

         During the year ended December 31, 1998, a shareholder of the Company forgave a debt in the amount of $61,000. This amount has been reflected as an extraordinary item in the statement of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company's accountants are Pinkham and Pinkham, P.C., C.P.A. The Company does not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names of all current directors and executive officers of the Company. Mr. Talley, Mr. Rosenmiller, and Mr. King were elected on 01/20/97. They will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination. Per the original 10-SB filing, Brian Frazee was CEO/President/Director from October 1997 to August 1998.



       Name                         Position Held                     Election Date             Age
------------------------------------------------------------------------------------------------------
W.F.O. Rosenmiller           Secretary/Treasurer/Director                1/1997                 66
Richard Talley               Director                                    1/1997                 56
Paul King                    Director                                    1/1997                 34
Brian Frazee                 President/CEO                          10/1997 to 8/1998           38
Michael Caggiano             President/CEO/Director                      9/1998                 45



BUSINESS EXPERIENCE

W.F.O. ROSENMILLER, Secretary, Treasurer and Director of Central American Equities Corp (age 66, time spent on Company business: one percent). During the past five years, Mr. Rosenmiller has been self-employed as a real estate broker, land developer, entrepreneurial investor and venture capitalist in the United States. He has also been an individual and partnership investor in Costa Rica. Since 1998, Mr. Rosenmiller has been a board member of Centracan, Inc., a US-based medical corporation that owns and operates medical diagnostic and treatment facilities in Costa Rica.

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

RICHARD Wm. TALLEY, Director of Central American Equities Corp (age 56, time spent on company business: 1 (one) percent). Mr. Talley is (with Mr. King) a representative of Cal TKCo, S.A., the general partner in several of the California Limited Partnerships that raised the seed money for the Costa Rican corporations that built the hotels (see Item 1 - Description of Business, Formation).

Mr. Talley began his finance career with Smith Barney in New York. He opened and managed the Shearson office in Santa Barbara until its sale to American Express in 1983, at which time he founded Talley McNeil and Tormey, a regionally focused investment bank and brokerage firm. The firm was merged into a larger Southern California investment banking and brokerage firm in 1989. In 1993, Mr. Talley and Paul D. King founded Talley, King and Co., Inc. ("Talley King") with offices in Irvine, California. Talley, King & Co., Inc. is an investment bank which focuses on private placement financing.

Mr. Talley has been actively involved in Costa Rica for the last seven years. In addition to his role in Talley King, Mr. Talley is also Chairman of the Board of Centracan, Inc. a US-based medical corporation that owns and operates diagnostic and treatment facilities in Costa Rica. Mr. Talley holds a bachelor of arts degree in European History from the University of California, Santa Barbara and an MBA in Finance from Cornell University, Ithaca, New York.

PAUL KING, Director of Central American Equities Corp (age 34, time spent on company business: 1 (one) percent). Mr. King is a principal in Talley King & Company, Inc. and a partner with Mr. Talley since 1989. During the last seven years, Mr. King has been intimately involved in the development of the Costa Rican properties. He has overseen the land acquisition permit, bidding, and construction process. He was responsible for all activities including the interface between Costa Rican corporations and US entities.

In the medical area, Talley King and Company, Inc. has funded and built diagnostic and treatment medical facilities in San Jose, Costa Rica (Centracan, Inc.). Mr. King attended Westmont College.

MICHAEL N. CAGGIANO, Ph.D. President, Chief Executive Officer, and Director of Central American Equities (age: 45, time spent on company business: ninety (90) percent). Dr. Caggiano is also a Director of Cafe Britt, a roaster and distributor of premium Costa Rican coffee and a consultant to Centracan, a provider of high technology medical services in San Jose, Costa Rica.

Prior to joining CAE, as a private consultant, Dr. Caggiano has specialized in furnishing advice to management regarding economic performance, corporate strategy, obtaining financing (business plans, prospectuses, SEC and NASD filings), mergers and acquisitions, and organizational change. His clients have included health care, real estate, hospitality, international exporting, electronics, and manufacturing companies. Dr. Caggiano has also provided public policy and litigation analysis for local governments and private entities.

Prior to establishing his own company, Dr. Caggiano was Executive Vice President in Charge of Consulting Operations at Robert Charles Lesser & Co. (RCLCo) a 50-person, 5-office, national consulting firm based in Los Angeles. While at RCLCo, he oversaw the management of more than 300 consulting engagements annually.

In 1990, Dr. Caggiano was elected to the first City Council of Malibu and later served as its Mayor Pro Tem. He helped create the city from conception. Before serving as an elected official, he was a Fellow and Policy Analyst with The RAND Corporation. While at RAND, he specialized in solving state and local government financial and criminal justice problems. During his nine years at RAND, he authored 18 publications on finance and other government policy-related issues. For five years, Dr. Caggiano served as the President of Heal the Bay, one of Southern California's most successful environmental groups. Currently he is a board director.

Dr. Caggiano holds a Ph.D. in Public Policy Analysis from the RAND Graduate School of The RAND Corporation, an M.P.A. from the University of Southern California, and a B.A. in Government from Pomona College.

BRIAN FRAZEE, President and CEO of Central American Equities Corp. from October 1997 to September 1998 (age 38, time spent on company business: 100 (one hundred) percent). Mr. Frazee joined CAE in May of 1997 as assistant General Manager. He was trained at Hotel Alta by Warren Francis, who received his classical training in hotel management from Cornell's School of Hotel Administration (Master's Degree 1985). Mr. Francis returned to the United States in September of 1997, at which time Mr. Frazee was promoted to General Manager. Mr. Frazee received his degree in Hotel Administration from Washington State University in Pullman, Washington. He has worked extensively for the Westin Hotel Group and Gleneagles Hotel in Scotland. In September 1998, Mr. Frazee became the General Manager of Hotel Alta and the Director of CAE hotels in Costa Rica.

FAMILY RELATIONSHIPS

There are no family relationships between the directors or executive officers of the Company, either by blood or by marriage.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company was:

     1. A general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     2. Convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     3. Subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity futures trading Commission to have violated a commodities law, and the judgment has not been reversed, suspended or vacated.


ITEM 10. EXECUTIVE COMPENSATION

The Company has no stock option or stock appreciation rights, long term or other incentive compensation plans, deferred compensation plans, stock bonus plans, pension plans, or any other type of compensation plan in place for its executive officers, or directors; none of its executive officers or directors have received any compensation of any such types from the Company pursuant to plans or otherwise.

The following table sets forth the total compensation of all officers and directors, both individually and as a group, during the fiscal years ended December 31, 1997 and 1998. No officer of the Company earned more than $100,000 during such fiscal year.


        Name                                Title                                   Compensation
----------------------------------------------------------------------------------------------------
Michael N. Caggiano (1)           NA                                1997                NA
                                  CEO/President/Director            1998              $20,000
W.F.O. Rosenmiller                Secretary/Treasurer/Director      1997                    0
                                  Secretary/Treasurer/Director      1998                    0
Richard Wm. Talley (2)            Director                          1997                    0
Richard Wm. Talley                Director                          1998                    0
Paul King (2)                     Director                          1997                    0
Paul King                         Director                          1998                    0
Brian Frazee                      President                         1997                5,400
Brian Frazee                      President                         1998               24,400
Warren Francis (3)                President                         1997              103,500
Warren Francis                    NA                                1998                NA


     (1) During the third quarter of 1998 the Company issued 19,200 shares of its Class A Common Stock to Michael N. Caggiano, the Company's Consultant CEO/President. The shares were issued in lieu of payment for services rendered prior to him being appointed in his current position as CEO and President.

     (2) Does not include $100,100 in management fees received by Talley, King & Company, Inc. in 1997. Messrs. Talley and King are owners of Talley, King & Company, Inc.

     (3) Mr. Francis' compensation includes a home allowance of $2,500 per month totaling approximately $22,500 in 1997. During 1997 Mr. Francis also received access to a car rented for him at a cost of approximately $1000 per month for a total of $9,000 (not included above).

The Company has not entered into any employment contracts with its officers or directors but intends to enter into same in the future. The Company has no bonus plan at the present time but intends to implement same in the future. The terms and conditions of any such plan or employment contract are subject to the approval of the Company's board of directors in their sole discretion.

The Company does not compensate its board directors except for their reimbursement of expenses incurred in relation to attendance at board of directors meetings.


ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL OWNERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of April 21, 1998 (the date used for the initial 10-SB filing):


 Name and Address                    Number of Shares            Percent of Total              Class
                                    Beneficially Owned
-----------------------------------------------------------------------------------------------------------
Richard Wm. Talley                        805,114                      6.6%                 Common Stock
19200 Von Karman
Irvine, CA 92612

Paul King                                 805,116 (1)                  6.6%                 Common Stock
19200 Von Karman                          -----------                 -----
Irvine, CA 92612

Totals                                    1,610,230                   13.2%


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


The following table sets forth the shareholdings of those persons who own more than five percent of the Company's total common stock as of the date of this filing:

 Name and Address                    Number of Shares            Percent of Total              Class
                                    Beneficially Owned
-----------------------------------------------------------------------------------------------------------
Richard Wm. Talley                        757,514                      6.2%                 Common Stock
19200 Von Karman
Irvine, CA 92612

Paul King                                 767,516 (1)                  6.3%                 Common Stock
19100 Von Karman                          -------                      ---
Irvine, CA 92612

Totals                                  1,525,030                     12.5%


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


SECURITY OWNERSHIP OF MANAGEMENT.

The following sets forth the shareholdings of the Company's directors and executive officers as of April 21, 1998 (the date used for the initial 10-SB filing):


 Name and Address                    Number of Shares            Percent of Total              Class
                                    Beneficially Owned
-----------------------------------------------------------------------------------------------------------
Richard Wm. Talley                        805,114                      6.6%                 Common Stock

Paul King (1)                             805,116 (1)                  6.6%                 Common Stock

W.F. Rosenmiller (2)                      388,887                      3.2%                 Common Stock

Brian Frazee (3)                            0                            0%
                                            -                            -

Totals                                  1,999,117                     16.4%


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

     (2) The shares are registered as follows: CR DE ESCAZU EMPRESA COSTARICENSE-340,000 shares of common stock and CR INVERSION ESCAZU LIMITADA- 48,887 shares of common stock

     (3) Does not include options to purchase 10,000 shares of Company common stock for $1.00 per share. The options were issued on April 9, 1998 and vest at 2,000 shares per year for five years commencing in 1998.

The following sets forth the shareholdings of the Company's directors and executive officers as of the date of this filing:


 Name and Address                    Number of Shares            Percent of Total              Class
                                    Beneficially Owned
-----------------------------------------------------------------------------------------------------------
Richard Wm. Talley                        757,514                      6.2%                 Common Stock

Paul King (1)                             767,516 (1)                  6.3%                 Common Stock

W.F. Rosenmiller (2)                      413,828                      3.4%                 Common Stock

Michael Caggiano                           31,202                      0.3%                 Common Stock
                                           ------                      ---

Totals                                  1,970,060                     16.1%


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

     (2) The shares are registered as follows: CR DE ESCAZU EMPRESA COSTARICENSE-364,941 shares of common stock and CR INVERSION ESCAZU LIMITADA- 48,887 shares of common stock.


ITEM 12. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

Richard Wm. Talley and Paul King, in association with CAL TKCO S.A., were general partners of several of the Partnerships described in Item 1. As such, Mr. Talley and Mr. King received an aggregate of 1,610,230 shares of common stock pursuant to the exchange agreement. Messrs. Talley and King own 100% of Talley, King and Co., Inc. Talley, King and Co., Inc. received management fees of $100,100 in 1997 from the Company. The management agreement expired in 1997. There is no management agreement in 1998.

In June 1996, under Rule 504 Reg D, 500,000 share were issued in exchange for $5,000. Mr. Dale Finfrock, founder of CAE, holds 183,466 of these shares obtained pursuant to Rule 504. These shares are without restrictive legend. However, Mr. Finfrock has agreed to refrain from selling any of said shares until ninety days after public listing of CAE stock.


ITEM 12a (10-SB ITEM 10) RECENT SALES OF UNREGISTERED SECURITIES.

In June of 1996, the Company filed a Form D relating to the offer and sale of 500,000 shares of common stock pursuant to Rule 504. The Company sold said shares for an aggregate consideration of $15,000 to ten (10) investors. No Commissions were paid on sales of these Common Shares.

In December of 1996, the Company entered into an agreement for the exchange of common stock ("Exchange Agreement") with Cal Tico, L.P., Ecolodge Partners, L.P., and L.A. Cal, L.P., and Marine Lodge Partners, L.P. ("Partnership"). Pursuant to the exchange agreement, the company issued 7,756,885 and 3,099,392 shares of common stock to the limited partners (approximately 450) and the general partners, respectively, of the partnerships. The general partners who received shares included: George Solano (121,821 shares received), Craig MacClean (40,593 shares), Joanell Lyon (182,000), Milton and Diana Lieberman (520,000), and currrent CAE board directors: Richard Wm. Talley, Paul King, and W.F.O. Rosenmiller (see Item 11 - Security Ownership of Management). In exchange for the shares, the partnership transferred all of their interests (i.e. 100% of the outstanding common stock) in the following Costa Rican corporation: Hotelera Caltico, S.A.; Ecoproyecto San Luis, S.A (which owns 100% of Confluencia San Luis, S.A.); and Sociedad Protectora de la Fauna y Flora de Mal Pais, S.A. (which owns 100% of Corporacion Muxia, S.A.) (See Item 1 - Business of the Company). The receipt of shares by Mr. Solano are contingent upon him reaching certain sales goals (See Exhibit 10). No Commissions were paid on sales of these Common Shares.

In 1997 the Company issued 748,975 shares of common stock for an aggregate purchase price of $1,425,375.45 pursuant to Rule 506. The proceeds were used to make capital improvements to the various hotels acquired pursuant to the Exchange Agreement. The shares were sold to 64 investors. A 10 percent commission, or approximately $142,500 was paid to Talley King & Co., Inc. on sales of these Common Shares.

In a separate transaction, the Company issued 100,000 shares of common stock to Steven Aronson on August of 1997. The shares were issued as compensation for Mr. Aronson's services in conducting due diligence on the Costa Rican hotels and consulting services.

In April 1998, the Company issued options to purchase shares of common stock in equal yearly amounts over the next five years. The shares may be purchased pursuant to the options at a price of $1.00 per share. The details for said options are as follows:

                 Option Holder                                  Amount of Shares                                   Consideration
------------------------------------------------------------------------------------------------------------------------------------
Elsa Monge                                                           10,000                                            none
Brian Frazee                                                         10,000                                            none
Sherman Johnson (1)                                                  15,000                                            none
Mario Araya                                                           5,000                                            none
O. Ramirez                                                            5,000                                            none
S. Rodriguez                                                           500                                             none
D. Munoz                                                               500                                             none
C. Elizondo                                                            500                                             none
M. Salazar                                                             500                                             none
J. Cruz                                                                500                                             none
                                                                       ---

Total                                                                47,500                                            none


     (1) See exhibits for the text of the option and an explanation of how they vest.

For each of the above transactions, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended, as provided by
Section 4(2) of the Act.


ITEM 12b (10-SB ITEM 11) DESCRIPTION OF SECURITIES

The Company's authorized capital stock consists of 20,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. As of December 31, 1998, 12,205,252 shares of common stock were issued and outstanding and no (0) shares of preferred stock were issued and outstanding. As of the date of this filing, 12,230,252 shares of common stock were issued and outstanding.

DESCRIPTION OF SECURITIES

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the stockholders. The common stock does not have cumulative voting rights, which means that the holders of a majority of the outstanding shares of common stock voting for the election of directors can elect all members of the board of directors. A majority vote is also sufficient for other actions that require the vote or concurrence of the stockholders (except in cases in which more than a simple majority is required by law). Holders of common stock are entitled to receive dividends, when, as and if declared by the board of directors, in its discretion, from funds legally available therefore. Subject to the dividend rights of the holders of preferred stock, holders of shares of common stock are declared by the board of directors out of funds legally available therefore. Upon liquidation, dissolution or winding up of the Company, after payment to creditors and holders of preferred stock that may be outstanding, the holders of common stock are entitled to share ratably in the assets of the Company, if any. The Bylaws of the Company require that only a majority of the issued and outstanding shares of common stock of the Company need be represented to constitute a quorum and to transact business at a stockholders' meeting.

The common stock has no preemptive rights or subscription, redemption or conversion privileges. All of the outstanding shares of common stock are fully paid and nonassessable.

The Company's board of directors has total discretion as to the issuance and the determination of the rights and privileges of any shares of preferred stock which may be issued in the future. Such rights and privileges may be detrimental to the rights and privileges of the holders of common stock.

TRANSFER AGENT

The transfer agent for the Company's common stock is Olde Monmouth Stock Transfer Company, Atlantic Highlands, NJ.


ITEM 12c (10-SB ITEM 12.) INDEMNIFICATION OF DIRECTORS AND OFFICERS

Under Florida law, a director is not personally liable for monetary damages to the corporation or any other persons for any statement, vote, decision, or failure to act unless (I) the director breached or failed to perform his duties as a director, and (ii) a director's breach of, or failure to perform, those duties constitutes (1) a violation of the criminal law unless the director had reasonable cause to believe his conduct was lawful (2) a transaction from which the director derived an improper personal benefit, either directly or indirectly; (3) a circumstance under which an unlawful distribution is made; (4) in a proceeding by or in the right of the corporation or in a proceeding in which the corporation procures a judgment in its favor or by or in the right of a shareholder, conscious disregard for the best interest of the corporation or willful misconduct; or (5) in a proceeding by or in the right of someone other than the corporation or a shareholder, recklessness or an act or omission which was committed in bad faith or with malicious purpose or in a manner exhibiting wanton and willful disregard to human rights, safety, or property. A corporation may purchase and maintain insurance on behalf of any director or officer against any liability asserted against him and incurred by him in his capacity or arising out of his status as such, whether or not the corporation would have the power to indemnify under Florida law.

The Company's Bylaws limit, to the maximum extent permitted by Florida law the personal liability of directors and officers for monetary damages for breach of their fiduciary duties as directors and officers. The Bylaws provide further that the Company shall indemnify to the fullest extent permitted by Florida law any person made a party to any action or proceeding by reason of the fact that such person was a director, officer, employee or agent of the Company. The Bylaws also provide that directors and officers who are entitled to indemnification shall be paid their expenses incurred in connection with any action, suit or proceeding in which such director or officer is made a party by virtue of his being an officer or director of the Company to the maximum extent permitted by Florida Law.

ITEM 13. INDEX TO EXHIBITS

The following exhibits are filed with this Form 10-SB:

Exhibit Number      Name
Exhibit 2.          Agreement for Exchange of Common Stock dated December 10, 1996 by and between Central American Equities Corp. and Cal Tico, LP,
                    Ecolodge Partners, LP, MarineLodge Partners LP, and L.A. Cal, L.P.
Exhibit 3 (I).      Articles of Incorporation of Central American Equities
Exhibit 3 (II)      Bylaws of Central American Equities
Exhibit 10.1        Option Agreements dated April 9, 1998 by and between Central American
                    Equities Corp. and Elsa Monge, Sherman Johnson and Brian Frazee
Exhibit 10.2        Other Option Agreements
Exhibit 10.3        Material Contracts: Management Agreement with Talley King Management
Exhibit 10.4        Agreement with George Solano
Exhibit 21.1        Subsidiaries of the Registrant
Exhibit 21.2        Letter Concerning Ownership of Costa Rican Subsidiaries

VERIFICATION SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this registration to be signed on its behalf by the undersigned, thereunto duly authorized.


CENTRAL AMERICAN EQUITIES CORP.



BY: Michael N. Caggiano, President/CEO

MICHAEL N. CAGGIANO, President/CEO
Principal Financial and Accounting Officer