Form 10KSB/A
period 1998-12-31
CENTRAL AMERICAN EQUITIES INC
filed 1999-12-27
CIK 1060426

                       US SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               FORM 10-KSB/a 12/99


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

19100 Von Karman Ste. 1020
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

                  (Aggregate market value of the voting stock
                      held by non-affiliates of Registrant)

             12,230,252 Shares Class A Common Stock, $.001 par value

           (Number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 1998)

            Transitional Small Business disclosure format (check one)
                                YES [ X ] NO [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

  Annual Report on Form 10K of Registrant for the year ended December 31, 1998

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT


ITEM 1. DESCRIPTION OF THE BUSINESS ......................................     5
  Formation of the Company ...............................................     5

ITEM 2. DESCRIPTION OF THE PROPERTIES ....................................     6
  Hotel Alta .............................................................     6
  Ecolodge San Luis and Biological Station ...............................     8
  Sunset Reef Marine Hotel and Playa Carmen Restaurant ...................    10
  Alta Travel Planners ...................................................    11

ITEM 3. LEGAL PROCEEDINGS ................................................    11
  CAE V. Francis .........................................................    11
  Post 1998 Legal Proceedings: Lindemann v. CAE ..........................    12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............    12

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .........    12
  Market Information .....................................................    12
  Holders ................................................................    12
  Dividends ..............................................................    13

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS ...............................    13
  Overview ...............................................................    13
  New Management .........................................................    14
  Results of Operations --- Years Ending December 31, 1997 and 1998 ......    14
  Liquidity and Capital Resources ........................................    15
  Currency Devaluation ...................................................    16
  Inflation ..............................................................    16
  Year 2000 Compliance ...................................................    16

ITEM 7. FINANCIAL STATEMENTS .............................................    17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ....................    30
  Changes in Registrant's Certifying Accountant ..........................    30

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS ...............    30
  Identification of Directors and Executive Officers .....................    30
  Business Experience ....................................................    31
  Family Relationships ...................................................    33
  Involvement in Certain Legal Proceedings ...............................    33

ITEM 10. EXECUTIVE COMPENSATION ..........................................    33

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL OWNERS ....    34
  Security Ownership of Certain Beneficial Owners ........................    34
  Security Ownership of Management .......................................    36

ITEM 12. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS .......    37

ITEM 12a (10-SB ITEM 10)  RECENT SALES OF UNREGISTERED SECURITIES ........    37

ITEM 12b (10-SB ITEM 11) DESCRIPTION OF SECURITIES .......................    39

  Description of Securities ..............................................    39
  Transfer Agent .........................................................    39

ITEM 12c (10-SB ITEM 12.)  INDEMNIFICATION OF DIRECTORS AND OFFICERS .....    39

ITEM 13. INDEX TO EXHIBITS ...............................................    41

VERIFICATION SIGNATURES ..................................................    42

EXHIBIT 2: AGREEMENT FOR THE EXCHANGE OF COMMON STOCK ....................    43

EXHIBIT 3 (I): ARTICLES OF INCORPORATION OF CAE ..........................    50

EXHIBIT 3 (II): BYLAWS OF CENTRAL AMERICAN EQUITIES CORP .................    52

EXHIBIT 10: OPTIONS AGREEMENTS ...........................................    59

EXHIBIT 10: MANAGEMENT AGREEMENT .........................................    63

EXHIBIT 10: AGREEMENT WITH GEORGE SOLANO .................................    65

EXHIBIT 10: OTHER OPTION AGREEMENTS ......................................    66

EXHIBIT 21: SUBSIDIARIES OF REGISTRANT ...................................    76

EXHIBIT 21: LETTER CONCERNING OWNERSHIP OF COSTA RICAN SUBSIDIARIES ......    77

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

                         [ORGANIZATIONAL CHART GRAPHIC]


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

ECOLODGE SAN LUIS AND BIOLOGICAL STATION

After leaving Hotel Alta the next stop on the eco-adventure tour planned by CAE is Ecolodge San Luis and Biological Station, an integrated ecotourism/research/ education project directed on-site by two renowned tropical biologists.

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

ALTA TRAVEL PLANNERS

Alta Travel Planners (ATP) is a travel planner providing hotel reservations and travel planning services primarily to persons wishing to visit CAE's three properties and other tourist attractions in Costa Rica. Since opening in 1997, ATP had rented offices in San Luis Obispo, California. During the second quarter of 1999 management decided to move ATP's reservations office to Hotel Alta in Santa Ana, Costa Rica. The move was successfully completed on July 14, 1999. Approximately 2 full-time employees provide reservations, travel planning and concierge service in Hotel Alta through ATP.


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

POST 1998 LEGAL PROCEEDINGS: LINDEMANN V. CAE

This is a civil action filed on or about April 5, 1999 in the Superior Court of the State of California, County of Orange by CAE's former director of marketing. Lindemann claimed monetary damages allegedly arising out of breach of contract and fraud. Defendants Richard Wm. Talley, Paul D. King, and Talley King & Company, Inc. were served and filed answers. Prior to filing the suit, the parties discussed settlement of Lindemann's claims. Lindemann demanded approximately $16,000. On November 9, 1999 CAE paid Mr. Lindemann the sum of $8652 in full settlement of all claims.


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

HOLDERS

The number of record holders of shares of the Company's common stock as of the date of this filing is approximately 450. The aggregate number of shares of the Company's common stock issued and outstanding as of December 31, 1997 was 12,205,252. During 1998 an additional 25,000 shares were issued. As of December 31, 1998 and December 1999, the total number of outstanding shares is 12,230,252.

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

Alta Travel Planners

Alta Travel Planners (ATP) primarily provides hotel reservations and travel planning services to guests visiting CAE's three properties. ATP is currently located in Hotel Alta in Costa Rica and is considered an integral part of providing room reservations for the three hotels. As such, ATP's financial information is not reported separately from CAE's hotel operations.
The differences are not material.

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

RESULTS OF OPERATIONS --- YEARS ENDING DECEMBER 31, 1997 AND 1998

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had relied on sales of shares of common stock to fund operations and make capital improvements. To date, operations have resulted in losses and the Company has limited cash liquidity and capital resources. During 1998, capitalization was not sufficient to fund necessary expenses and management sought and succeeded in acquiring about $925,000 in loans for working capital, i.e., an additional $250,000 bank loan (which makes the total line of credit $500,000) and approximately $675,000. We note, however, that on December 31, 1998, the Company had a positive net worth of about $6.5 million and the debt to equity ratio was approximately .29.

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

CURRENCY DEVALUATION

Historically, changes in the rate of exchange between dollars and colones (the Costa Rican currency) has had an insignificant effect on liquidity because the rate of exchange is relatively predictable. The Central Bank eases devaluation pressure on the colon through a system called "mini-devaluation" whereby it decreases the colon's value daily by centimos, establishing a rate that is generally followed by most banks and exchange houses in the country. Since January 1996, the speed of devaluation of the colon against the dollar has markedly slowed.

Currency devaluations may actually have a positive effect on the Company's net operating revenues. Although the hotels are in Costa Rica, all hotel rates are quoted in US dollars (the majority of hotel guests are from the US and other parts of North America) and, as such, hotel revenues are generally unaffected by devaluation of the colon relative to the US dollar. The majority of hotel expenses in Costa Rica (including most, but not all, salaries) are in colones.

INFLATION

Inflation in Costa Rica has remained relatively low during the past four years and has had a relatively low impact on the operating performance of the Company. As previously stated in the above discussion of the effects of currency devaluation, hotel rates are in dollars, while most expenses in Costa Rica are in colones.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 1998, the Company completed its inaugural year of full operation and experienced net losses and had limited liquidity and capital resources. The Company's uncertainty as to its sales growth and its ability to raise sufficient capital raise doubt about the entity's ability as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company changed its method of reporting on organization and start-up costs in 1998.

As discussed in Note 10 to the financial statements, the Company changed from an unacceptable method of accounting to an acceptable method. The change in accounting principles has been accounted for as a correction of an error and prior years' financial statements have been restated.






                                                   Pinkham & Pinkham, P.C.
                                                   Certified Public Accountants

October 15, 1999
Cranford, New Jersey

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  December 31,

                                     Assets

                                                       1998             1997
                                                     Restated         Restated
                                                   -----------      -----------
Current assets
Cash and cash equivalents                          $    19,078      $    11,978
Account receivable                                      46,608               --
Inventory                                               27,521           16,812
Prepaid expenses                                        14,575               --
                                                   -----------      -----------

                                                       107,782           28,790
                                                   -----------      -----------
Property and equipment,
 Buildings and other depreciable assets              8,229,939        7,992,494
                                                   -----------      -----------

Other assets
  Security deposits                                      4,801               --
Organization costs                                          --          235,605
                                                   -----------      -----------

                                                         4,801          235,605
                                                   -----------      -----------

Total assets                                       $ 8,342,522      $ 8,256,889
                                                   ===========      ===========


                       Liability and Stockholders' Equity

Current liabilities
  Accounts payable                                 $    58,011      $    20,500
  Accrued expenses                                     159,896           73,229
                                                   -----------      -----------

                                                       217,907           93,729
                                                   -----------      -----------
Other liabilities
Long term debt                                         582,398          387,682
Due to officers                                      1,054,348          368,414
                                                   -----------      -----------

                                                     1,636,746          756,096
                                                   -----------      -----------

Stockholders' equity
 Common stock - $.001 par value; 20,000,000
   Authorized, 12,230,252 issued and outstanding        12,230           12,205
 Preferred stock - $.001 par value; 1,000,000
   shares authorized, 0 issued and outstanding              --               --
  Additional paid-in capital                         8,897,817        8,872,842
  Unrealized gain on foreign exchange                   28,618               --
  Retained deficit                                  (2,450,796)      (1,477,983)
                                                   -----------      -----------

                                                     6,487,869        7,407,064
                                                   -----------      -----------

Total liabilities and stockholders' equity         $ 8,342,522      $ 8,256,889
                                                   ===========      ===========


                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                        For the Years Ended December 31,

                                                   1998                1997
                                                 Restated            Restated
                                               ------------        ------------
Revenues                                       $  1,131,158        $    404,898

Cost of services                                    962,144             371,419
                                               ------------        ------------

Gross profit                                        169,014              33,479
                                               ------------        ------------

Operations
  General and administrative                        768,015           1,291,226
  Depreciation                                      258,722             226,136
                                               ------------        ------------

                                                  1,026,737           1,517,362
                                               ------------        ------------

                                                   (857,723)         (1,483,883)
                                               ------------        ------------

Other (income) expense
  Interest expense                                  139,523              41,247
  Loss (gain) on foreign exchange                    36,567             (52,147)
                                               ------------        ------------
                                                    176,090             (10,900)
                                               ------------        ------------

Loss before extraordinary item
  and provision for taxes                        (1,033,813)         (1,472,983)

Extraordinary item -forgiveness of debt              61,000                  --

Provision for income taxes                               --                  --
                                               ------------        ------------


Net loss                                       $   (972,813)       $ (1,472,983)
                                               ============        ============



Net loss per common share                      $       (.08)       $       (.12)
                                               ============        ============

Weighted average share of
 common stock outstanding                        12,230,252          12,230,227
                                               ============        ============


                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

            Consolidated Statement of Stockholders' Equity (Deficit)

                                                         Unrealized
                                Common     Paid in       Retained        Foreign
                                Stock      Capital        Deficit        Exchange        Total
                               -------   -----------    -----------    -----------    -----------
Issuance of common stock       $   500   $     4,500    $        --      $    --      $     5,000

Exchange of common stock
 For partnership interest       10,856     7,243,816             --           --        7,254,672

Net loss                            --                       (5,000)          --           (5,000)
                               -------   -----------    -----------      -------      -----------

Balance 12/31/96                11,356     7,248,316         (5,000)          --        7,254,672

Issuance of common stock           749     1,424,626             --           --        1,425,375

Common stock issued for
consulting services rendered       100       199,900             --           --          200,000

Net loss - Restated                 --                   (1,472,983)          --       (1,472,983)
                               -------   -----------    -----------      -------      -----------

Balance 12/31/97 - restated     12,205     8,872,842     (1,477,983)          --        7,407,064

Issuance of common stock            25        24,975             --           --           25,000

Unrealized foreign exchange                                               28,618           28,618

Net loss - Restated                 --            --       (972,813)          --         (972,813)
                               -------   -----------    -----------      -------      -----------

Balance 12/31/98 - restated    $12,230   $ 8,897,817    $(2,450,796)     $28,618      $ 6,487,869
                               =======   ===========    ===========      =======      ===========


                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                   Restated              Restated
                                              For the Year Ended    For the year Ended
                                               December 31, 1998     December 31, 1997
                                              ------------------    ------------------
Cash flows from operating activities:
Net loss                                          $(972,813)        $(1,472,983)

Adjustments to reconcile net loss to
 net cash provided by
 operating activities:
  Depreciation and amortization                     258,722             226,136
  Unrealized gain on foreign exchange                28,618                  --
  Write-off of organization costs                   235,605                  --
 Forgiveness of debt                                (61,000)                 --
 Stock issued in exchange for services                   --             200,000
Change in assets and liabilities:
  (Increase) in:
    Accounts receivable                             (46,608)                 --
    Inventory                                       (10,709)            (16,812)
    Prepaid expense                                 (14,575)                 --
  Increase in:
                                                     37,511              20,500
    Accrued expenses                                 86,667              73,229
                                                  ---------         -----------

Net cash used in operating activities              (458,582)           (969,930)
                                                  ---------         -----------

Cash flow from investing activities:
 Security deposits                                   (4,801)                 --
  Organization and start-up costs                        --            (289,150)
  Capital expenditures                             (496,167)           (910,413)
                                                  ---------         -----------

Net cash used in investing activities              (500,968)         (1,199,563)
                                                  ---------         -----------

Cash flows from financing activities:
  Proceeds from loans                               505,716             387,682
  Proceeds from loans from officers                 685,934             368,414
  Payment of loans                                 (250,000)                 --
  Proceeds from issuance of common stock                 25                 749
  Proceeds from additional paid-in capital           24,975           1,424,626
                                                  ---------         -----------

Net cash provided by financing activities:          966,650           2,181,471
                                                  ---------         -----------

Net increase in cash                                  7,100              11,978

Cash - beginning of year                             11,978                  --
                                                  ---------         -----------

Cash - end of year                                $  19,078         $    11,978
                                                  =========         ===========


                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows



Supplemental Disclosure of Cash Flow Information:

  Interest paid                                              $42,308   $ 11,908
                                                             =======   ========

  Income taxes paid                                          $    --   $     --
                                                             =======   ========



Schedule of non-cash investing and financing transactions:
Company exchanged shares of stock
 for services                                                $    --   $200,000
                                                             =======   ========


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

           MarineLodge Partners L.P. was formed in March 1995 to raise $1 million for the purchase and renovation of the Sunset Reef. MarineLodge Partners was a California limited partnership. MarineLodge Partners owned 100% of the stock in Bandirma, S.A. Bandirma owns: a)90% of the Sociedad Protectora De La Fauna y Flora Maritima de Mal Pais S.A., a Costa Rican corporation which owns the land and buildings at Sunset Reef, and b)100% of Muxia, S.A.
           which owns 100% of the land and buildings at Playa Carmen.

           In 1997 the Company issued 748,975 shares of common stock for an aggregate purchase price of $1,425,375 pursuant to Rule 506. The proceeds were used to make capital improvements to the various hotels acquired pursuant to the Exchange Agreement. The shares were sold to 36 investors.

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

           Adoption of Statement of Accounting Standard No. 123

           In 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based compensation plans. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board

                CENTRAL AMERICAN EQUITIES, CORP.AND SUBSIDIARIES

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

           Adoption of Statement of Position 98-5

           In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized its organization costs. The Company adopted the provisions of the SOP in its financial statements for the year ended December 31, 1998. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $235,605 ($.02 per share), to expense costs that had been previously capitalized prior to 1998.

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
                                                                     -----------

                                                                     $ 8,229,939
                                                                     ===========


Note 4 -   Notes Payable

           The Company has $500,000 outstanding against a $500,000 line of credit with Commerce Overseas Bank, which bears interest at the prime rate plus 2.5%. Interest only is payable on the last day of each month. As of December 31, 1998, a total of $39,113 of interest had been paid and is reflected as interest expense in the financial statements. The principal is payable beginning January 10, 2000 in monthly installments of $38,462 with a final payment of $76,923 at December 11, 2000. The funds advanced under this line of credit were

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company. The prime rate of interest at December 31, 1998 was 8%. At December 31, 1997 the Company had $250,000 outstanding against a $250,000 line of credit. This was subsequently refinanced in the $500,000 line of credit.

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
                                                              --------

                                                              $ 32,500
                                                              ========

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

Note 9 - Forgiveness of Debt

           During the year ended December 31, 1998, a director of the Company forgave a debt in the amount of $61,000. This amount was included in long-term debt at December 31, 1998. This amount has been reflected as an extraordinary item in the statement of operations.

Note 10 - Restated Financial Statements

           The financial statements released by management and dated March 31, 1999 contained various errors which included omission of accounts receivable, prepaid expenses, property and equipment accrued expenses, notes payable and unrealized gains on foreign exchange. These errors were corrected by restating both the 1998 and 1997 financial statements. The effects of the errors were to understate the 1997 loss by $899,995 ($.07 per share) and overstate the 1998 loss by $198,794 ($.02 share).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company's accountants are Pinkham and Pinkham, P.C., C.P.A. The Company does not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

At a board of directors meeting held on July 7, 1999 of which a quorum was present, the Board of Directors of Central American Equities Corp. accepted the resignation of Steven J. Gannuscio as its accountant for the fiscal years ended December 31, 1997 and December 31, 1998. Mr. Gannuscio resigned because he did not hold the proper credentials to file audited reports with the Securities and Exchange Commission nor was he at the time licensed as a CPA.

During the past two years, Mr. Gannuscio was the principal accountant for Central American Equities Corp. At no time did Mr. Gannuscio's financial statements contain an adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope, or accounting principles. Nor were there any disagreements with Mr. Gannuscio on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On July 7, 1999, Central American Equities Corp. engaged Pinkham and Pinkham, P.C. Certified Public Accountants as the principal accountant for the company. Central American Equities Corp. has authorized Mr. Gannuscio to respond fully to the inquiries of the successor accountant. On October 15, 1999, Pinkham and Pinkham, P.C. issued an independent audit of Central American Equities Corp. This new audit was first filed on October 19, 1999 with the SEC as Item 7 of Form 10-KSB/A. A revised version of this audit is contained herewith as Item 7.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names of all current directors and executive officers of the Company. Mr. Talley, Mr. Rosenmiller, and Mr. King were elected on 01/20/97. They will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination. Per the original 10-SB filing, Brian Frazee was CEO/President/Director from October 1997 to August 1998. In September 1998, Mr. Caggiano replaced Mr. Frazee as the CEO and President of CAE and as a board member of CAE. In September 1998, Mr. Frazee became the General Manager of CAE's hotels in Costa Rica (a non-director position.

      Name                     Position Held                 Dates           Age
--------------------------------------------------------------------------------
W.F.O. Rosenmiller     Secretary/Treasurer/Director     1/1997 to current     66
Richard Talley         Director                         1/1997 to current     56
Paul King              Director                         1/1997 to current     34
Brian Frazee           President/CEO/Director           10/1997 to 8/1998     38
Michael Caggiano       President/CEO/Director           9/1998 to current     45

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

BRIAN FRAZEE, President/CEO/Director of Central American Equities Corp. from October 1997 to September 1998 (age 38, time spent on company business: 100 (one hundred) percent). In September 1998, Mr. Frazee became the General Manager of

CAE's hotels in Costa Rica and his positions of President/CEO/Director. Mr. Frazee joined CAE in May of 1997 as assistant General Manager. He was trained at Hotel Alta by Warren Francis, who received his classical training in hotel management from Cornell's School of Hotel Administration (Master's Degree 1985). Mr. Francis returned to the United States in September of 1997, at which time Mr. Frazee was promoted to General Manager. Mr. Frazee received his degree in Hotel Administration from Washington State University in Pullman, Washington. He has worked extensively for the Westin Hotel Group and Gleneagles Hotel in Scotland.

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

The following table sets forth the total compensation of all officers and directors during the fiscal years ended December 31, 1997 and 1998. No officer of the Company earned more than $100,000 during such fiscal years.

        Name                         Title                           Compensation
---------------------------------------------------------------------------------
Michael N. Caggiano (1)     NA                               1997           NA
                            CEO/President/Director           1998      $20,000

W.F.O. Rosenmiller          Secretary/Treasurer/Director     1997            0
                            Secretary/Treasurer/Director     1998            0

Richard Wm. Talley (2)      Director                         1997            0

Richard Wm. Talley          Director                         1998            0

Paul King (2)               Director                         1997            0

Paul King                   Director                         1998            0

Brian Frazee                CEO/President/Director           1997        5,400

Brian Frazee                CEO/President/Director           1998       24,400

Warren Francis (3)          President                        1997      103,500

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


ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL OWNERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the shareholdings of those persons who owned more than five percent of the Company's common stock as of December 31, 1998:

 Name and Address          Number of Shares      Percent of Total      Class
                          Beneficially Owned
--------------------------------------------------------------------------------
Richard Wm. Talley              805,114               6.6%          Common Stock
19200 Von Karman
Irvine, CA 92612

Paul King                       805,116(1)            6.6%          Common Stock
19200 Von Karman              ---------              ----
Irvine, CA 92612

Totals                        1,610,230              13.2%


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

The following table sets forth the shareholdings of those persons who own more than five percent of the Company's total common stock as of the date of this filing:

  Name and Address         Number of Shares      Percent of Total      Class
                          Beneficially Owned
--------------------------------------------------------------------------------
Richard Wm. Talley              757,514               6.2%          Common Stock
19200 Von Karman
Irvine, CA 92612

Paul King                       767,516(1)            6.3%          Common Stock
19100 Von Karman              ---------              ----
Irvine, CA 92612

Totals                        1,525,030              12.5%

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


SECURITY OWNERSHIP OF MANAGEMENT.

The following sets forth the shareholdings of the Company's directors and executive officers as of April 21, 1998 (the date used for the initial 10-SB filing):


  Name and Address         Number of Shares      Percent of Total      Class
                          Beneficially Owned
--------------------------------------------------------------------------------
Richard Wm. Talley             805,114                6.6%          Common Stock

Paul King (1)                  805,116(1)             6.6%          Common Stock

W.F. Rosenmiller (2)           388,887                3.2%          Common Stock

Brian Frazee (3)                     0                  0%
                             ---------               -----

Totals                       1,999,117               16.4%

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

The following sets forth the shareholdings of the Company's directors and executive officers as of the date of this filing:

  Name and Address         Number of Shares      Percent of Total      Class
                          Beneficially Owned
--------------------------------------------------------------------------------
Richard Wm. Talley              757,514               6.2%          Common Stock

Paul King (1)                   767,516(1)            6.3%          Common Stock

W.F. Rosenmiller (2)            413,828               3.4%          Common Stock

Michael Caggiano                 31,202               0.3%          Common Stock
                              ---------              ----

Totals                        1,970,060              16.1%

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

In June 1996, under Rule 504 Reg D, 500,000 shares were issued in exchange for $5,000. Mr. Dale Finfrock, founder of CAE, holds 183,466 of these shares obtained pursuant to Rule 504. These shares are without restrictive legend. However, Mr. Finfrock has agreed to refrain from selling any of said shares until ninety days after public listing of CAE stock.


ITEM 12A (10-SB ITEM 10)  RECENT SALES OF UNREGISTERED SECURITIES.

In June of 1996, the Company filed a Form D relating to the offer and sale of 500,000 shares of common stock pursuant to Rule 504. The Company sold said shares for an aggregate consideration of $15,000 to ten (10) investors. No Commissions were paid on sales of these Common Shares.

In December of 1996, the Company entered into an agreement for the exchange of common stock ("Exchange Agreement") with Cal Tico, L.P., Ecolodge Partners, L.P., and L.A. Cal, L.P., and Marine Lodge Partners, L.P. ("Partnership"). Pursuant to the exchange agreement, the company issued 7,756,885 and 3,099,392 shares of common stock to the limited partners (approximately 450) and the general partners, respectively, of the partnerships. The general partners who received shares included: George Solano (121,821 shares received), Craig MacClean (40,593 shares), Joanell Lyon (182,000), Milton and Diana Lieberman (520,000), and current CAE board directors: Richard Wm. Talley, Paul King, and W.F.O. Rosenmiller (see Item 11 - Security Ownership of Management). In exchange for the shares, the partnership transferred all of their interests (i.e. 100% of the outstanding common stock) in the following Costa Rican corporation: Hotelera Caltico, S.A.; Ecoproyecto San Luis, S.A (which owns 100% of Confluencia San Luis, S.A.); and Sociedad Protectora de la Fauna y Flora de Mal Pais, S.A. (which owns 100% of Corporacion Muxia, S.A.) (See Item 1 - Business of the Company). The receipt of shares by Mr. Solano are contingent upon him reaching certain sales goals (See Exhibit 10). No Commissions were paid on sales of these Common Shares.

In 1997 the Company issued 748,975 shares of common stock for an aggregate purchase price of $1,425,375.45 pursuant to Rule 506. These investors are exempt because they are accredited investors. The proceeds were used to make capital improvements to the various hotels acquired pursuant to the Exchange Agreement. The shares were sold to 64 accredited investors. A 10 percent commission, or approximately $142,500 was paid to Talley King & Co., Inc. on sales of these Common Shares.

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

In April 1998, the Company issued options to purchase shares of common stock in equal yearly amounts over the next five years. The shares may be purchased pursuant to the options at a price of $1.00 per share. The details for said options are as follows:

        Option Holder                Amount of Shares              Consideration
--------------------------------------------------------------------------------
Elsa Monge                               10,000                         none
Brian Frazee                             10,000                         none
Sherman Johnson (1)                      15,000                         none
Mario Araya                               5,000                         none
O. Ramirez                                5,000                         none
S. Rodriguez                                500                         none
D. Munoz                                    500                         none
C. Elizondo                                 500                         none
M. Salazar                                  500                         none
J. Cruz                                     500                         none
                                         ------

Total                                    47,500                         none

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

ITEM 13. INDEX TO EXHIBITS

The following exhibits are filed with this Form 10-SB:

Exhibit Number   Name
--------------   ----
Exhibit 2.       Agreement for Exchange of Common Stock dated December 10, 1996 by and between Central American Equities Corp. and Cal Tico, LP,
                 Ecolodge Partners, LP, MarineLodge Partners LP, and L.A. Cal, L.P.

Exhibit 3 (I)    Articles of Incorporation of Central American Equities

Exhibit 3 (II)   Bylaws of Central American Equities

Exhibit 10 (I)   Option Agreements dated April 9, 1998 by and between Central
                 American Equities Corp. and Elsa Monge, Sherman Johnson and Brian
                 Frazee

Exhibit 10 (II)  Material Contracts: Management Agreement with Talley King
                 Management

Exhibit 10 (III) Agreement with George Solano

Exhibit 10 (IV)  Other Option Agreements

Exhibit 21 (I)   Subsidiaries of the Registrant

Exhibit 21 (II)  Letter Concerning Ownership of Costa Rican Subsidiaries

VERIFICATION SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this registration to be signed on its behalf by the undersigned, thereunto duly authorized.


CENTRAL AMERICAN EQUITIES CORP.




/s/ Michael N. Caggiano,

BY: Michael N. Caggiano, President/CEO/Board Director

MICHAEL N. CAGGIANO, President/CEO/Board Director
Principal Financial and Accounting Officer




/s/ Richard Wm. Talley

BY: Richard Wm. Talley, Board Director

RICHARD WM. TALLEY, Board Director




/s/ W. F. Rosenmiller

BY: W.F. Rosenmiller, Board Director

W.F. ROSENMILLER, Board Director