Form 10QSB
period 1999-09-30
CENTRAL AMERICAN EQUITIES INC
filed 2000-02-22
CIK 1060426

                       US SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB







(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

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

                                 (310) 397-1757
              (Registrant's telephone number, including area code)

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

        The number of shares outstanding of each of the issuer's classes of common equity:

             12,230,252 Shares Class A Common Stock, $.001 par value

           (Number of shares outstanding of each of the Registrant's
                           classes of common stock.)

            Transitional Small Business disclosure format (check one)
                                YES [ X ] NO [  ]

                       DOCUMENTS INCORPORATED BY REFERENCE

       Annual Report on Form 10K-SB/a of Registrant for the year ended
                              December 31, 1998
       Form 8-k/a Changes in CAE's Certifying Accountant, December 1999.

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT



PART I: FINANCIAL INFORMATION ..........................................       4

   ITEM 1. FINANCIAL INFORMATION .......................................       4

   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS ..........................      14
      Overview .........................................................      14
      Results of Operations --- Period Ended September 30, 1999 ........      15
      Liquidity and Capital Resources ..................................      16
      Year 2000 Compliance .............................................      16


PART II: OTHER INFORMATION .............................................      17

   ITEM 1.  LEGAL PROCEEDINGS ..........................................      17
      CAE V. Francis ...................................................      17
      Lindemann v. CAE .................................................      17
      Costa Rican Labor Court ..........................................      18

   ITEM 2.  CHANGES IN SECURITIES ......................................      18

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............................      18

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........      18

   ITEM 5.  OTHER INFORMATION ..........................................      18

   ITEM 6.  EXHIBITS AND REPORTS .......................................      18

   VERIFICATION SIGNATURES .............................................      19

                         PART I: FINANCIAL INFORMATION




ITEM 1. FINANCIAL INFORMATION

Central American Equities Corp. (the "Company" or "CAE") is a US hospitality company, based in Irvine, California and incorporated in the State of Florida. The Company owns and operates hotels, restaurants, and real property in Costa Rica. All CAE activities are related to the Company's hotels in Costa Rica, and, as such, are reported as one operating segment (per FASB Statement No. 131).

Financial statements follow.

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  September 30,
                                    Unaudited

ASSETS
                                                                       1999
                                                                    -----------
Current Assets
 Cash and cash equivalents                                          $    41,139
 Accounts receivable                                                     19,016
  Inventories                                                            20,311
  Prepaid expenses                                                        6,571
                                                                    -----------

Total current assets                                                     87,037

Buildings, property and equipment                                     8,116,555

Other assets
   Security deposits                                                      4,801
                                                                    -----------

Total assets                                                        $ 8,208,393
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                  $    57,456
  Accrued expenses                                                      235,980
                                                                    -----------
                                                                        293,436
Long-term liabilities
  Long term debt                                                        582,398
  Due to officers                                                     1,211,788
                                                                    -----------

                                                                      1,794,186
                                                                    -----------
Shareholders' equity
 Common stock - $.001 par value; 20,000,000
   Authorized , 12,230,252 issued and outstanding                        12,230
  Preferred stock - $.001 par value; 1,000,000 shares
   Authorized, 0 issued and outstanding                                    --
 Additional paid-in capital                                           8,897,817
 Unrealized gain on foreign exchange                                     28,618
 Accumulated deficit                                                 (2,817,894)
                                                                    -----------

                                                                      6,120,771
                                                                    -----------

                                                                    $ 8,208,393
                                                                    ===========


                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    Unaudited

                                                                                  For the Three
                                          For the Nine Months Ended                Months Ended
                                                September 30,                      September 30,
                                         1999                   1998                   1999
                                     ------------           ------------           ------------
Revenues                             $    969,661           $    778,869           $    243,623

Cost of services                          719,042                986,696                179,794
                                     ------------           ------------           ------------

Gross profit                              250,619               (207,827)                63,829
                                     ------------           ------------           ------------

Operations
 General and administrative               353,190                226,813                 29,914
 Depreciation                             197,325                237,458                 61,021
                                     ------------           ------------           ------------

                                          550,515                464,271                 90,935
                                     ------------           ------------           ------------

                                         (299,896)              (672,098)               (27,106)
                                     ------------           ------------           ------------
Other expense
 Interest expense                          47,900                 30,253                 24,386
 Loss on foreign exchange                  19,301                   --                   19,301

                                           67,201                 30,253                 43,687
                                     ------------           ------------           ------------

Net loss                             $   (367,097)          $   (702,351)          $    (70,793)
                                     ============           ============           ============


Net loss per common share            $       (.03)          $       (.06)          $       (.01)
                                     ============           ============           ============

Weighted average share of
 common stock outstanding              12,230,252             12,205,252             12,230,252
                                     ============           ============           ============





                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                             Statements of Cash Flow
                     For the Nine Months Ended September 30,
                                    Unaudited

                                                                                           1999                1998
                                                                                         ---------           ---------
Cash flows from operating activities:
 Net loss                                                                                $(367,098)          $(702,351)


Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization                                                            197,325             237,458
 Increase (decrease) in:
  Accounts receivable                                                                       27,592                  --
  Inventory                                                                                  7,210             (18,670)
  Prepaid expense                                                                            8,004                  --
 (Increase) decrease in:
  Accounts payable                                                                            (555)             56,068
  Accrued expenses                                                                          76,084              34,635
                                                                                         ---------           ---------

Net cash used in operating activities:                                                     (51,438)           (392,860)
                                                                                         ---------           ---------

Cash flows from investing activities:
  Capital expenditures                                                                     (83,941)           (267,451)
                                                                                         ---------           ---------

Net cash used in investing activities                                                      (83,941)           (267,451)
                                                                                         ---------           ---------

Cash flows from financing activities:
  Proceeds from loans                                                                           --             659,278
  Proceeds from loans from officers                                                        157,440                  --
                                                                                         ---------           ---------

Net cash provided by financing activities:                                                 157,440             659,278
                                                                                         ---------           ---------

Net increase (decrease) in cash                                                             22,061              (1,033)

Cash - beginning of year                                                                    19,078              11,978
                                                                                         ---------           ---------

Cash - end of year                                                                       $  41,139           $  10,945
                                                                                         =========           =========

Supplemental Disclosure of Cash Flow Information:

   Interest paid                                                                         $  43,796           $  30,252
                                                                                         =========           =========

   Income taxes paid                                                                     $      --           $      --
                                                                                         =========           =========



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

         Ecolodge Partners, L.P. was formed in July 1993 to raise a total of $1.3 million in a private placement offering to purchase the land and construct the Ecolodge San Luis and Biological Station. Ecolodge Partners was a California limited partnership that owned all of the stock in Ecoproyecto San Luis, S.A. and Confluencia San Luis, S.A., the two Costa Rican companies that own the Ecolodge land and buildings.

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

         Property and Equipment
         Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of five years for equipment, seven years for furniture and fixtures and forty years for buildings and improvements.

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

         ADOPTION OF STATEMENT OF POSITION 98-5
         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting the Costs of Start-Up Activities, which

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies (continued) requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized its organization costs. The Company adopted the provisions of the SOP in its financial statements for the year ended December 31, 1998. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $235,605 ($.02 per share), to expense costs that had been previously capitalized prior to 1998.

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

         For the period ended September 30, 1999 and 1998, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. A net loss was reported in 1999 and 1998, and accordingly, in those periods the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 47,500 shares at September 30, 1999 were not included in loss per share calculations, because to do so would have been anti-dilutive.

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

         The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At September 30, 1999 and 1998, respectively, the carrying value of all financial instruments was not materially different from fair value.

         Income Taxes
         The Company has net operating loss carryovers of approximately $2 million as of September 30, 1999, expiring in the years 2012 through 2013. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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


Note 2 - Going Concern
         As shown in the accompanying financial statements, the Company incurred a net loss of approximately $367,000 during the nine month period ended September 30, 1999.

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

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 3 - Property and Equipment

         As of September 30, 1999, plant and equipment consisted of the following:

         Land                                   $1,445,344
         Buildings                               6,695,590
         Machinery and equipment                   129,963
         Furniture and fixtures                    382,180
         Computer equipment                         92,116
                                                ----------
                                                 8,745,193
         Less accumulated depreciation             628,638
                                                ----------

                                                $8,116,555
                                                ==========


Note 4 - Notes Payable
         The Company has $500,000 outstanding against a $500,000 line of credit with Commerce Overseas Bank, which bears interest at the prime rate plus 2.5%. Interest only is payable on the last day of each month. The principal is payable beginning January 10, 2000 in monthly installments of $38,462 with a final payment of $76,923 at December 11, 2000. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company. The prime rate of interest at September 30, 1999 was 8%. At September 30, 1999 the Company had $500,000 outstanding against a $500,000 line of credit. On September 30, 1999 the Company was in the process of renegotiating the terms of this note.

         The Company has a note payable in the amount of $71,443 payable to a shareholder, which is due when the Company goes public. The note bears simple interest at 8% per annum, which is added to the basis of the note and is secured by property owned by the Company.

Note 5 - Related Party Transactions
         At September 30, 1999, the Company had notes payable from various officers in the amount of $1,211,788, which bear interest at an annual rate of 7%.

Note 6 - Commitments
         The Company leases land under an agreement for a term from June 15, 1998 to June 14, 2001. The Company has an option to buy this property for $257,400 if purchased on June 15, 2000 or $283,040 if purchased on June 15, 2001. Minimum rentals in each of the next two years is as follows:

         December 31,                                    Amount
         ------------                                  ----------
             1999                                      $    9,500
             2000                                          15,500
             2001                                           7,500
                                                        ----------

                                                       $   32,500
                                                       ==========

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 7 - Business Combination
         On December 6, 1996 the Company entered into an agreement for the exchange of common stock ("Exchange Agreement") with Cal Tico, L.P., Ecolodge Partners, L.P. and Marine Lodge Partners, L.P. ("Partnership"). Pursuant to the exchange agreement, the Company issued 7,756,885 and 3,099,392 shares of common stock to the limited partners and the general partners, respectively, of the partnerships. In exchange for the shares, the partnership transferred all of their interests (i.e. 100% of the outstanding common stock) in the following Costa Rican corporations: Hotelera Cal Tico, S.A.; Bandirma, S.A.; Sociedad Protectora De La Fuana y Flora Marintima De Mal Pais, S.F.; Ecoprojecto San Luis, S.A. and Confluencia, S.A. The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the Company's stock that was issued was allocated to assets and liabilities based on the estimated fair value as of the acquisition date.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS


The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the period ended September 30, 1999.

OVERVIEW

Central American Equities Corp. (the "Company" or "CAE") is a US hospitality company, based in Irvine, California and incorporated in the State of Florida on January 23, 1996. The Company specializes in providing high-quality food and lodging in unique natural settings in Costa Rica. The company is in the business of owning and operating hotels and restaurants and real property in Costa Rica. All CAE activities are related to the Company's hotels in Costa Rica, and, as such, are reported as one operating segment (per FASB Statement No. 131).

CAE includes among its assets in Costa Rica three hotels: Hotel Alta in Santa Ana (a suburb of the capital city of San Jose), Ecolodge San Luis and Biological Station (in the San Luis Valley near the world famous Monteverde Cloud Forest), and Sunset Reef (on the Pacific Ocean in Mal Pais adjacent to the protected Cabo Blanco Reserve). CAE also owns and operates La Luz Restaurant (located in Hotel
Alta), Restaurant Playa Carmen (on the beach near Sunset Reef), and Alta Travel Planners (a reservation, travel planning and marketing operation that moved its headquarters from California to Costa Rica in July 1999).

Revenues at the three hotels are primarily dependent upon the occupancy and per room charges (although other services are sold). Major improvements in performance occurred at Hotel Alta and Sunset Reef hotels.

At Hotel Alta, the occupancy for the first nine months of 1999 increased approximately 17% over the same period in 1998. The average room rate increased by 23%.

Occupancy at Sunset Reef for the first nine months of 1999 increased approximately 41% over the same period in 1998. The average room rate increased by 33%.

La Luz, the 60 seat restaurant in Hotel Alta has received substantial positive press since its opening. For example, Conde Nast Traveler has named La Luz one of the best restaurants in Central America. During the three month period ending September 1999, Costa Rica's major newspaper, La Nacion, again honored La Luz by naming it the best restaurant in Costa Rica. Because of the attention it has received, management plans to create a sophisticated club and bar in space currently available above the restaurant during 2000. This expansion is primarily dependent upon the success of the Company's capital raising plan.

In September 1999, management decided to rent out the 100-seat restaurant at Playa Carmen during the 1999-2000 high season. Management is preparing to internalize operations of the restaurant prior to the 2000-2001 high season. Adjacent to the restaurant, CAE plans to construct a tent camp for surfers and low-budget travelers in the future. This expansion is partially dependent upon the success of the Company's capital raising plans.

During July of 1999, the Company consolidated all of its hotel reservations and related concierge activities (referred to as Alta Travel Planners or ATP) in offices within Hotel Alta, in Costa Rica. As a result of this consolidation, the Company achieved savings in costs for personnel (reservations staff), rental space, equipment, utilities, and overhead. Certain one-time expenses were incurred that included moving activities, severance packages, training of new personnel, installation of utilities (a new 800 line in Costa Rica) and the purchase of new equipment and stationery. During the transition, reservation activities and related revenues declined for approximately three months and then began to rebound.

Changes in CAE's Certifying Accountant.

On July 7, 1999 the Company accepted the resignation of Steven J. Gannuscio as its Certified Accountant for the fiscal years ended December 31, 1997 and December 31, 1998. Mr. Gannuscio resigned because he did not hold the proper credentials to file audited reports with the Securities and Exchange Commission nor was he at the time licensed as a certified public accountant.

The Company has filed the appropriate 8K statement with the SEC detailing the change in accountant. This statement noted that: "During the past two years, Mr. Gannuscio was the principal accountant for Central American Equities Corp. At no time did Mr. Gannuscio's financial statements contain an adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope, or accounting principles. Nor were there any disagreements with Mr. Gannuscio on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure."

On July 7, 1999, the Company engaged Pinkham and Pinkham, P.C. Certified Public Accountants as the principal accountant for the Company. On October 15, 1999, Pinkham and Pinkham, P.C. issued an independent audit of the Company. This new audit was filed on October 19, 1999 with the SEC as Item 7 of Form 10-KSB/a. After review by the SEC, Form 10-KSB/a was amended in December 1999. The financial statements in this 10Q for the period ending September 30, 1999 have been adjusted to conform with the financial statements in Form 10-KSB/a (as amended in December 1999).

RESULTS OF OPERATIONS --- PERIOD ENDED SEPTEMBER 30, 1999

The following is management's discussion and analysis of significant differences in the Company's financial position and operations between the nine months ended September 30, 1998 and the nine months ended September 30, 1999 (See Item 1 - Financial Statements).

Assets

Total assets remained at about $8.2 million. Management considers 1999 as the first year following the completion of the building stage of the hotels. Most of the major expenses on originally planned assets were completed by 1998 However, significant improvements in Hotel Alta's wastewater system were completed in early 1999. In September 1999, management also started a significant upgrade to the wastewater systems at Sunset Reef. This upgrade was completed in November 1999.

Liabilities

Long term debt remained at approximately $580,000. Stockholders continued to provide additional financing to the Company. During the nine month period between January 1, 1999 and September 30, 1999, total debt to investors increased from $1,054,348 to $1,211,788 (an increase of approximately $157,000). For a detailed description of this debt see Note 4 to the Consolidated Financial Statements.

Revenues, Expenses and Net Income

During the nine month period between January 1, 1999 and September 30, 1999 total sales revenue increased to approximately $970,000. This is an increase of approximately 25% from the same period in 1998.

During the nine month period between January 1, 1999 and September 30, 1999 total operational expenses (cost of services and operational costs) were $1,269,557. This represents a decline of approximately 13% ($181,000) from the same period in 1998. The decline can be attributed primarily to decreases in labor costs, although there have been cost savings across many expense categories.

As sales revenue grew and expenses declined, the Company losses decelerated. During the nine month period between January 1, 1999 and September 30, 1999 net losses declined from $702,351 (the comparable nine-month period in 1998) to $367,097 (or approximately $41,000 per month). During the most recent three-month period, losses totaled $70,793, or approximately $23,600 per month compared to an average monthly loss of approximately $49,400 for the first six months of the period. On September 30, 1999 cumulative losses (retained deficit) were $2,817,894.

LIQUIDITY AND CAPITAL RESOURCES

The Company had relied on sales of shares of common stock to fund operations and make capital improvements. To date, operations have resulted in losses and the Company has limited cash liquidity and capital resources. During this period, capitalization was not sufficient to fund necessary expenses and management sought and succeeded in acquiring about $157,000 in loans for working capital from stockholders. However, on September 30, 1999, the Company had a positive net worth of about $6,120,771.

The Company has limited, albeit improving, cash liquidity and capital resources. To the extent that the funds generated by revenues are insufficient to fund CAE's activities, it will be necessary to raise additional funds. In the short-term the Company will continue to seek loans from investors and other sources. The Company is in the process of refinancing its current bank loan including increasing the principle and the repayment period. Long-term plans include raising additional funds through the sale of equity. At this time there are no commitments for major capital expenditures.

YEAR 2000 COMPLIANCE

As of September 1999, the Company was completing a comprehensive review of its computer systems to identify which of its systems will have to be modified, upgraded or converted to recognize and process dates after December 31, 1999 (the Year 2000 Issue). As of that date, the Company had identified one computerized system that required reconfiguration to adjust adequately to the Year 2000 issue.

CAE's centralized reservations and financial control system, known as RDP (Resort Data Processing) had been determined to be potentially Y2K non-compliant. CAE elected to replace the system entirely with a new, Y2K compliant system manufactured and installed by Hovysis Corporation. CAE is in the process of installing the Hovysis system. As of September 1999, telephone accounting systems, front desk operations, and restaurant operations were operating with the new Hovysis system. It was anticipated that all reservations and financial accounting systems would be fully operational by November 15, 1999.

Most PC-based software used by staff throughout the company are Year 2000 compliant. The Company believed that, with the successful completion of Hovysis installation, the Year 2000 Issue would not pose significant operational problems for the Company's systems as so modified or upgraded. As of February 1, 2000, all systems had proved to be Year 2000 compliant.

Purchase and installation of Hovysis cost approximately $7000. The Company incurred additional minor internal staff costs, as well as other expenses, related to updating its systems to prepare for the Year 2000.


                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

CAE V. FRANCIS

CAE had brought claims against its former CEO, Warren Francis, for beach of contract and breach of the covenant of good faith and fair dealing under California law. The action, entitled Central American Equities, a Florida Corporation vs. Warren Francis. In May of 1999, these claims were pending in the United States District Court for the Central District of California, case number 98-0485WJR (Mcx).

CAE's claims against Mr. Francis arise in part out of his alleged failure to perform his contractual duties from approximately April through August 1997 and his abrupt departure without notice on or about September 2, 1997. It is alleged that Mr. Francis breached his employment contract by, among other things, allowing a personal relationship to interfere significantly with his job performance in Cost Rica, failing to market and promote the business of CAE, failing to create and develop tour operator and travel agent relationships in order to maximize occupancy levels in the hotels by the 1997-98 high season, failing responsibly to manage physical improvements and construction of the Hotel Alta, thus causing delays in its opening to the public, failing responsibly to hire and train appropriate staff, and failing to direct and supervise CAE employees and staff in the performance of their duties. It is alleged that an improper and inappropriate relationship between Mr. Francis and a member of the staff of the Hotel Alta resulted in a breach of the covenant of good faith and fair dealing.

The above action was set for trial on July 16, 1999. At a mandatory settlement conference in May of 1999, the matter was settled. Defendant Warren Francis agreed to pay CAE the sum of $8000 in full settlement of all claims. Warren Francis also agreed to dismiss the counter claim he had filed against CAE as well as various third party claims.

LINDEMANN V. CAE

This is a civil action filed on or about April 5, 1999 in the Superior Court of the State of California, County of Orange by CAE's former director of marketing. Lindemann, an independent contractor, claims monetary damages allegedly for breach of contract and fraud. Defendants Richard Wm. Talley, Paul D. King, and Talley King & Company, Inc. were served and filed answers. Prior to filing the suit, the parties had discussed settlement of Lindemann's claims. Lindemann demanded approximately $16,000. In late October of

1999, Lindemann offered to settle the claim for approximately $8,600. The parties engaged in settlement discussions and settled the case at approximately Lindemann's offer.

COSTA RICAN LABOR COURT

At this time there are actions against Central American Equities in the Costa Rican Labor Court that have been brought by former employees who had been dismissed by the Company due to poor performance or insubordination. These employees dispute the reason for their dismissal and, as such, claim they are entitled to additional monetary compensation. The Company considers these actions to be routine litigation that is incidental to the business (as defined under Reg. Section 228.103). It is anticipated that any contingent liability stemming from these claims would be immaterial to the Company.


ITEM 2. CHANGES IN SECURITIES

The Company did not sell or issue any securities of any kind during the three month period that ended on September 30, 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

For the period ended on September 30, 1999, there were no defaults upon senior securities of any kind by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the period ended September 30, 1999.

ITEM 5. OTHER INFORMATION

There is no other information that the Company believes is necessary to include in this report.

ITEM 6. EXHIBITS AND REPORTS

Exhibits and reports filed herewith: none.

VERIFICATION SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this registration to be signed on its behalf by the undersigned, thereunto duly authorized.


CENTRAL AMERICAN EQUITIES CORP.




BY: Michael N. Caggiano, President/CEO

MICHAEL N. CAGGIANO, President/CEO


CENTRAL AMERICAN EQUITIES CORP.




BY: Richard Wm. Talley, Director

RICHARD WM, TALLEY, DIRECTOR



CENTRAL AMERICAN EQUITIES CORP.




BY: Paul King, Director

PAUL KING, DIRECTOR


CENTRAL AMERICAN EQUITIES CORP.




BY: F.O. Rosenmiller, Director

F.O. ROSENMILLER, DIRECTOR