Form 10KSB
period 1999-12-31
CENTRAL AMERICAN EQUITIES INC
filed 2000-06-30
CIK 1060426

                       US SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB



(X) Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal period ended December 31, 1999.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to.

                         Commission File Number 0-24185

                         CENTRAL AMERICAN EQUITIES CORP.

       Florida                                         65-0636168
  (State or other jurisdiction of        (IRS Employer Identification Number)
  incorporated or organization)

     19100 Von Karman Ste.
     Irvine, California                                    92612
     (Address of Principal Executive Offices)           (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [ ]

                                   $1,338,882

              (Issuer's revenues for its most recent fiscal year).

 (Aggregate market value of the voting stock held by non-affiliates of
                                  Registrant)

             12,230,252 Shares Class A Common Stock, $.001 par value

   (Number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 1999)

            Transitional Small Business disclosure format (check one)

                                YES [ X ] NO [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

  Annual Report on Form 10K of Registrant for the year ended December 31, 1998

         INFORMATION REQUIRED IN REGISTRATION STATEMENT

   ITEM 1. DESCRIPTION OF THE BUSINESS..................................................................          3
      Formation of the Company..........................................................................          3
   ITEM 2. DESCRIPTION OF THE PROPERTIES................................................................          4
      Hotel Alta........................................................................................          4
      Ecolodge San Luis and Biological Station..........................................................          6
      Sunset Reef Marine Hotel and Playa Carmen Restaurant..............................................          7
      Alta Travel Planners..............................................................................          8
   ITEM 3.  LEGAL PROCEEDINGS...........................................................................          8
      CAE V. Francis....................................................................................          8
      Lindemann v. CAE..................................................................................          9
      Costa Rican Labor Court...........................................................................          9
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................          9
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................................          9
      Market Information................................................................................          9
      Holders...........................................................................................          9
      Dividends.........................................................................................          9
   ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS...........................................................          9
      Overview..........................................................................................          9
      Results of Operations --- Years Ending December 31, 1998 and 1999.................................         10
      Liquidity and Capital Resources...................................................................         11
      Year 2000 Compliance..............................................................................         11
      Currency Devaluation..............................................................................         12
      Inflation.........................................................................................         12
   ITEM 7. FINANCIAL STATEMENTS.........................................................................         12
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS................................................         26
      Changes in Registrant's Certifying Accountant.....................................................         26
   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS...........................................         26
      Identification of Directors and Executive Officers................................................         26
      Business Experience...............................................................................         27
      Family Relationships..............................................................................         29
      Involvement in Certain Legal Proceedings..........................................................         29
   ITEM 10.  EXECUTIVE COMPENSATION.....................................................................         29
   ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL OWNERS................................         30
      Security Ownership of Certain Beneficial Owners...................................................         30
      Security Ownership of Management..................................................................         31
   ITEM 12.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS..................................         32
   ITEM 12A.  RECENT SALES OF UNREGISTERED SECURITIES...................................................         32
   ITEM 12B.  DESCRIPTION OF SECURITIES.................................................................         33
      Description of Securities.........................................................................         33
      Transfer Agent....................................................................................         34
   ITEM 12C. INDEMNIFICATION OF DIRECTORS AND OFFICERS..................................................         34
   ITEM 13. INDEX TO EXHIBITS...........................................................................         36
   VERIFICATION SIGNATURES..............................................................................         37

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

The first year of full operation of the Company's hotels was 1998. All Company owned facilities, except for Restaurant Playa Carmen, were opened and operating by the beginning of 1998. The company has approximately 75 full and part-time employees.

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

                                        Central American Equities
                                            Assumed All LP
                                         Assets December 1996

     Cal Tico, LP             Ecolodge Partners LP            Marine Lodge Partners LP              L.A. Cal LP
   Formed July 1992             Formed July 1993                  Formed March 1995             Formed January 1994
                                                                                            Built and Equipped La Luz

  Hotelera Caltico, SA       Ecoproyecto San Luis, SA        Soc. Pro. Flora y Fauna, SA
Owns Hotel Alta & La Luz     Owns Ecolodge Buildings               Owns Sunset Reef
                            Owns Confluencia San Luis SA         Owns Corp. Muxia, SA

                             Confluencia San Luis SA             Corporacion Muxia, SA
                               Owns Ecolodge Land                 Owns Playa Carmen

ITEM 2. DESCRIPTION OF THE PROPERTIES

HOTEL ALTA

Hotel Alta is a, 23-unit, luxury hotel located on approximately one acre of land in Santa Ana, 8 miles from downtown San Jose. Nearby Santa Ana (approximate population 27,000) and Escazu (approximate population 45,000) are considered among the most affluent districts of Costa Rica and are currently experiencing a significant real estate boom. Nearby facilities include two golf courses, tennis courts, and an equestrian center.

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

The parcel is zoned for middle density residential which includes hotels not more than three stories. To enhance views and not exceed the zoning plan, the hotel cascades down the hill. The parcel is in a residential neighborhood.

Water in the Santa Ana area is known for its high quality. Sewage is completely treated on-site within a nonmechanical, gravity-flow system. A new, expanded leachfield system was installed in 1999.

The rooms have updated communication services, including telephone lines that can accommodate computer modems. An 800 line was installed in 1999 to receive toll-free calls from the United States.

The site provides a very safe and unique environment for its clientele. In contrast to downtown San Jose, where many business hotels are located, Santa Ana and the area immediately surrounding the Hotel Alta has a low crime rate.

Two of the best hospitals in the country are located within a short drive from the site: San Juan de Dios and Mexico Hospital. A new private hospital has opened within 5 minutes of the hotel. A Red Cross ambulance is stationed within one mile of the site in each direction. The Fire Department is located about 10 minutes from the hotel. On site, the hotel has fire stations on every floor and within the restaurant kitchen areas.

A number of factors suggest demand for Hotel Alta will be very high within a few years. First, many business travelers find downtown to be an assaulting environment. San Jose's air is polluted with fumes from cars and buses, the streets are crowded and noisy, and street crime is a potential threat at night. Travelers seek a boutique hotel on the outskirts of San Jose where they will find a pleasant, unhurried environment, and still have ready access to downtown.

Second, the suburbs of San Jose are growing in the direction of the Santa Ana area. Many business travelers are drawn to the area because it is near where they will do business, the American ambassador's residence is within a mile. There are many business in the area (anecdotal evidence indicates more than 200 companies) and the hotel is close to the tax free zones and industrial zones (but not in them).

ECOLODGE SAN LUIS AND BIOLOGICAL STATION

Ecolodge San Luis and Biological Station is an integrated ecotourism/research/ education project directed on-site by two renowned tropical biologists. The 162-acre Ecolodge San Luis property is located at the head of the San Luis Valley, in northwestern Costa Rica, approximately 3.5 hours from San Jose's International Airport. The property borders on the world famous Monteverde Cloud Forest Reserve (acclaimed as "one of the most outstanding wildlife sanctuaries in the New World tropics" and named as one of the top ten ecotourism destinations in the world) and the Children's International Rain Forest.

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

Ecolodge San Luis' isolation is unique in the crowded Monteverde area. With fewer crowds, guests are much more likely to see animal life. Guests are still able to visit the nearby relative "bustle" of Monteverde and, return to stay in the more isolated wonders of the San Luis Valley.

Students from the Organization of Tropical Studies and university educational and alumni programs offer a large source of potential guests. This should contribute to a "smoothing" of the cyclical nature of revenue flows. (In Costa Rica, tourism is seasonal, increasing during the "dry" season of December to April and slowing during the "green season" from May to October. Also, tourism usually increases during July and August when North Americans take their summer vacations.)

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

From San Jose, the capital of Costa Rica, visitors have easy access to the site by means of bus, taxi, or private car. Several buses a day leave the capital city of San Jose for the nearby town of Santa Elena. There is no airport in the Monteverde region although helicopters have landed on private property in the San Luis Valley. The Tomas Guardia International Airport in Liberia is about 3.5 hours away by car. This new airport allows international visitors to arrive in the northwest corner of the country and travel from there to nearby Pacific locations.

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

Only a few years ago, the upper end of the San Luis Valley was not on the national power grid. Now, Ecolodge San Luis has its own substation and is served by a 7,250 volt line providing more than enough electricity to power the Ecolodge through its final stages of expansion. If the power is interrupted, two standby generators provide sufficient electricity to meet the emergency. Although electricity is plentiful, to inhibit noise pollution, management has decided not to furnish rooms with television sets.

Phone facilities are still relatively sparse. Before the Ecolodge there were no telephones in the San Luis Valley. Ecolodge San Luis currently has only one cellular phone.

An extensive and well-designed trail system covers the 162 acres of Ecolodge property. The trails provide access to all the habitats present: cloud forest; mountain streams tumbling through rocky gorges; farmland with plantings of coffee, bananas, vegetables, and fruit trees; pastures with moss-laden shade trees, secondary forest in stages of recovery, and gardens with a diversity of ornamental plants. All of these habitats support distinctive floras and faunas, and all offer opportunities for enjoying and learning about the ecology of the tropics.

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

Family-style meal service offered in the biological station's dining facility foster the interaction among visitors, researchers, students, and nature guides. Questions are readily answered by resident biologists, facilitating broader discussions of each the days experiences and observations. Visitors to the Ecolodge experience what management believes is a unique, hands-on tropical experience and introduction to rural Costa Rican culture.

SUNSET REEF MARINE HOTEL AND PLAYA CARMEN RESTAURANT

After leaving Ecolodge San Luis, CAE will transport vacationers south to the port city of Puntarenas, crossing the Gulf of Nicoya by ferry and then driving west to Sunset Reef. Sunset Reef Marine Hotel and 100 seat restaurant at Playa Carmen is located in the small Pacific beach-front town of Mal Pais on the southern tip of the Nicoya Peninsula. Mal Pais lies on the northern border of the renowned Absolute Natural Reserve of Sunset Reef --described by one guide book as the "jewel of nature at the very tip of the Nicoya Peninsula."

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

Mal Pais and the Absolute Natural Reserve of Sunset Reef are beautiful areas. The location was considered optimal because of its sunny weather, sunset views and a nearby waterfall, absence of biting insects, and most of all, the range, quality, and diversity of contrasting shore environments. A corral reef is adjacent to Sunset Reef within the reserve protectorate. There is no other quality hotel in the Mal Pais area. The Hotel is isolated and quiet in an unexploited region of Costa Rica. Even though it is isolated, it offers a high quality of service and food.

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

Water for the hotel comes from natural springs located in the Absolute Natural Reserve of Cabo Blanco. Storage tanks on the grounds of the Hotel hold an adequate supply of about 6000 gallons. Mal Pais does not have a public sewer or treatment plant. The hotel and adjoining restaurant are serviced by 3 large septic tanks. The leechfields were rebuilt in 1999. Playa Carmen is also serviced by septic tanks on site.

Electricity came to Mal Pais only a few years ago, and with it came an increase in development and real estate values. Electricity is expensive and occasionally unreliable: about twice a month it goes out for short periods of time, often because of lightning strikes. Management is considering the installation of solar energy generators. Propane gas is shipped in by cylinder.

There is little crime in the area. A medically equipped helicopter can reach the isolated resort in less than 25 minutes through radio dispatch from Tambor.

ALTA TRAVEL PLANNERS

Alta Travel Planners (ATP) is a travel planner providing hotel reservations and travel planning services primarily to persons wishing to visit CAE's three properties and other tourist attractions in Costa Rica. Since opening in 1997, ATP had rented offices in San Luis Obispo, California. On July 14, 1999 management moved ATP's reservations office to Hotel Alta in Santa Ana, Costa Rica. An original staff of 4 was reduced to one with substantial savings. Employees provide reservations, travel planning and concierge service in Hotel Alta through ATP.

ITEM 3.  LEGAL PROCEEDINGS

CAE V. FRANCIS

CAE had brought claims against its former CEO, Warren Francis, for beach of contract and breach of the covenant of good faith and fair dealing under California law. The action was entitled Central American Equities, a Florida Corporation vs. Warren Francis. In May of 1999, these claims were pending in the United States District Court for the Central District of California, case number 98-0485WJR (Mcx).

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

LINDEMANN v. CAE

This was a civil action filed on or about April 5, 1999 in the Superior Court of the State of California, County of Orange by CAE's former director of marketing. Lindemann, an independent contractor, claims monetary damages allegedly for breach of contract and fraud. Defendants Richard Wm. Talley, Paul D. King, and Talley King & Company, Inc. were served and filed answers. Prior to filing the suit, the parties had discussed settlement of Lindemann's claims. Lindemann demanded approximately $16,000. In late October of 1999, Lindemann offered to settle the claim for approximately $8,600. The parties engaged in settlement discussions and settled the case at approximately Lindemann's offer.

COSTA RICAN LABOR COURT

At this time there are actions against Central American Equities in the Costa Rican Labor Court that have been brought by former employees who had been dismissed by the Company due to poor performance or insubordination. These employees dispute the reason for their dismissal and, as such, claim they are entitled to additional monetary compensation. The Company considers these actions to be routine litigation that is incidental to the business (as defined under Reg. Section228.103). It is anticipated that any contingent liability stemming from these claims would be immaterial to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during its fiscal year ended December 31, 1999.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 1999, there was no established public trading market for the Company's issued and outstanding common stock. In the near future, the Company intends to seek sponsorship of one or more NASD member registered securities dealers and a quotation on the National Association of Securities NASDAQ Quotation System on either the OTC Bulletin Board, Small Cap or National.

HOLDERS

The number of record holders of shares of the Company's common stock as of the date of this filing is approximately 435. The aggregate number of shares of the Company's common stock issued and outstanding as of December 31, 1999 was 12,230,252.

DIVIDENDS

The Company has not paid nor declared any dividends upon its shares of common stock since its inception and, does not contemplate or anticipate paying any dividends upon its shares of common stock in the near future.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

OVERVIEW

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the fiscal year ended December 31, 1999. With the opening of Hotel Alta in December 1997, 1998 marked the first year of full operation of the Company's hotels. All Company owned facilities, except for Restaurant Playa Carmen, were open and operating during 1998 and 1999. Restaurant Playa Carmen was rented out to a restaurant operator during 1999.

Revenues at the three (3) hotels are primarily dependent upon the occupancy rates and per room charges (although other services are sold). During 1999 major improvements in occupancy and sales occurred at Hotel Alta and Sunset Reef hotels.

At Hotel Alta, the occupancy for the 12 months ended December 31, 1999 increased approximately 20% over the occupancy for the 12 month period ended December 31, 1998. In 1999 occupancy was approximately 39% at Hotel Alta.

At Sunset Reef, the occupancy for the 12 months ended December 31, 1999 increased approximately 41% over the occupancy for the 12 month period ended December 31, 1998. In 1999 occupancy was approximately 17% at Sunset Reef.

La Luz Restaurant, the 60-seat restaurant in Hotel Alta, has been operating since August of 1997. La Luz has received substantial positive press since its opening. For example, Conde Nast Traveler has named La Luz one of the best restaurants in Central America and Costa Rica's major newspaper, La Nacion, rated La Luz as the top restaurant in the country in 1999. Because of the attention it has received, management plans to create a sophisticated club and bar in space currently available above the restaurant during 2000.


During 1999, management rented the 100-seat restaurant at Playa Carmen. In addition to a monthly rental fee, management received significant physical upgrades to the restaurant for this arrangement. Adjacent to the restaurant, CAE plans to construct a tent camp for surfers and low budget travelers in the future.

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

During July of 1999, the Company consolidated all of its hotel reservations and related concierge activities (referred to as Alta Travel Planners or ATP) in offices within Hotel Alta, in Costa Rica. As a result of this consolidation, the Company achieved savings in costs for personnel (reservations staff), rental space, equipment, utilities, and overhead. Certain one-time expenses were incurred that included moving activities, severance packages, training of new personnel, installation of utilities (a new 800 line in Costa Rica) and the purchase of new equipment and stationery. During the transition, reservation activities and related revenues declined for approximately four months and then began to rebound.

Prior to the move, substantial ATP gross revenues were the result of general travel agent services. Although these services provided significant gross revenues to the company, the payment of commissions to travel wholesalers within Costa Rica and other Central American countries reduced gross revenues significantly. Although total gross revenues for ATP operations have been reduced by the move to Costa Rica, management believes that the change will ultimately contribute significantly to the profitability of the company. ATP now contracts directly with Costa Rican ground service providers and hotels (at higher commission rates to the Company) to facilitate tour operations for CAE guests.

RESULTS OF OPERATIONS --- YEARS ENDING DECEMBER 31, 1998 AND 1999


The following is management's discussion and analysis of significant differences in the Company's financial position and operations between the fiscal year ended December 31, 1998 and the fiscal year ended December 31, 1999 (See Item 7 - Financial Statements).

Assets

Between December 31, 1998 and December 31, 1999 total assets decreased from $8,342,522 to $8,047,905 reflecting primarily depreciation. Management considers 1998 as the end of the initial building stage of the hotels. No major assets were purchased in 1999.

Liabilities

Between December 31, 1998 and December 31, 1999 total liabilities increased from $1,854,653 to $2,072,187. Long term debt grew from $582,398 to approximately $710,000. Stockholders continued to provide additional financing to the Company. Between December 31, 1998 and December 31, 1999 total loans from investors increased from $1,054,348 to $1,362,187.


Revenues

Between December 31, 1998 and December 31, 1999 total sales revenue increased by about 18.4% from $1,131,158 to $1,338,882. As revenue grew and increases in fixed costs slowed, gross margins increased from 15% in 1998 to 26% 1999.

Expenses

Between 1998 and 1999, General and Administrative Expenses declined about 10% from $768,015 to $690,200. This reflected across-the-board cuts in personnel and the transfer of ATP to Costa Rica (even though simultaneously, certain marginal costs increased as more guests were served in 1999).

Net Income

As sales revenues grew and expense growth decelerated, Company losses declined. For the fiscal year ending December 31, 1999, annual net losses declined from $972,813 to $698,793 (of which approximately $241,000 was depreciation). Between December 31, 1998 and December 31, 1999 cumulative losses (retained deficit) grew from $2,450,796 to $3,149,589.

LIQUIDITY AND CAPITAL RESOURCES

The Company had relied on sales of shares of common stock to fund operations and make capital improvements. To date, operations have resulted in losses and the Company has limited cash liquidity and capital resources. During this period, capitalization was not sufficient to fund necessary expenses and management sought and succeeded in acquiring about $435,000 in loans for working capital from stockholders.

The Company has limited, albeit improving, cash liquidity and capital resources. To the extent that the funds generated by revenues are insufficient to fund CAE's activities, it will be necessary to raise additional funds. In the short-term the Company will continue to seek loans from investors and other sources. The Company is negotiating the refinancing of its current bank loan including increasing the principle and the repayment period. Long-term plans include raising additional funds through the sale of equity. At this time there are no commitments for major capital expenditures.

YEAR 2000 COMPLIANCE

During 1999, the Company completed a comprehensive review of its computer systems to identify which of its systems would have to be modified, upgraded or converted to recognize and process dates after December 31, 1999 (the Year 2000 Issue). The Company identified one computerized system that required reconfiguration to adjust adequately to the Year 2000 issue.

CAE's centralized reservations and financial control system, known as RDP (Resort Data Processing) had been determined to be potentially Y2K non-compliant. CAE elected to replace the system entirely with a new, Y2K compliant system manufactured and installed by Hovysis Corporation. In September 1999, telephone accounting systems, front desk operations, and restaurant operations were operating with the new Hovysis system. All reservations and financial accounting systems were operational by December 1999. As of March 2000, all systems had proved to be Year 2000 compliant.

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

Currency devaluations may actually have a positive effect on the Company's net operating revenues. Although the hotels are in Costa Rica, all hotel rates are quoted in US dollars (the majority of hotel guests are from the US and other parts of North America) and, as such, hotel revenues are generally unaffected by devaluation of the colon relative to the US dollar. The majority of hotel expenses in Costa Rica (including most salaries) are in colones.

INFLATION

Inflation in Costa Rica has remained relatively low during the past five years and has had a relatively low impact on the operating performance of the Company. As previously stated in the above discussion of the effects of currency devaluation, hotel rates are in dollars, while most expenses in Costa Rica are in colones.


ITEM 7. FINANCIAL STATEMENTS

                         Report of Independent Auditors


Board of Directors
Central American Equities Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Central American Equities Corp. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended, December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central American Equities Corp. and Subsidiaries at December 31, 1999 and 1998 and the results of their operations, and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In 1998, the Company completed its inaugural year of full operations and experienced net losses and had limited liquidity and capital resources. The Company's uncertainty as to its sales growth and its ability to raise sufficient capital, raise doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


                                               By: /s/ Pinkham & Pinkham, P.C.

                                                       Pinkham & Pinkham, P.C.
                                                  Certified Public Accountants

June 25, 2000
Cranford, New Jersey

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                  December 31,

                                     Assets

                                                         1999            1998
                                                    -----------     -----------
Current assets
 Cash and cash equivalents                              $24,869         $19,078
 Account receivable                                       4,220          46,608
 Inventory                                               10,040          27,521
 Prepaid expenses                                         2,805          14,575
                                                    -----------     -----------

                                                         41,935         107,782
                                                    -----------     -----------
Buildings and equipment,
 Net of depreciation                                  8,047,905       8,229,939
                                                    -----------     -----------

Other assets
 Security deposits                                        4,801           4,801
                                                    -----------     -----------

Total assets                                         $8,094,640      $8,342,522
                                                    ===========     ===========

                       Liability and Stockholders' Equity

Current liabilities
 Accounts payable                                       $44,770         $58,011
 Accrued expenses                                       176,873         159,896
                                                    -----------     -----------

                                                        221,643         217,907
                                                    -----------     -----------
Other liabilities
 Long term debt                                         710,000         582,398
 Due to officers                                      1,362,187       1,054,348
                                                    -----------     -----------

                                                      2,072,187       1,636,746

Stockholders' equity
 Common stock - $.001 par value; 20,000,000
 Authorized, 12,230,252 issued and outstanding           12,230          12,230
Preferred stock - $.001 par value; 1,000,000
 shares authorized, 0 issued and outstanding               --              --
Additional paid-in capital                            8,897,817       8,897,817
Unrealized gain on foreign exchange                      40,352          28,618
Retained deficit                                     (3,149,589)     (2,450,796
                                                    -----------     -----------

                                                      5,800,810       6,487,869

Total liabilities and stockholders' equity           $8,094,640       $8,342,522
                                                    ===========      ===========





                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                        For the Years Ended December 31,

                                                       1999                1998
                                               ------------        ------------

Revenues                                         $1,338,882          $1,131,158

Cost of services                                    990,773             962,144
                                               ------------        ------------

Gross profit                                        348,109             169,014
                                               ------------        ------------

Operations
 General and administrative                         690,200             768,015
 Depreciation                                       241,289             258,722
                                               ------------        ------------

                                                    931,489           1,026,737
                                               ------------        ------------

                                                   (583,380)           (857,723)

Other (income) expense
 Interest expense                                   115,413             139,523
 Loss (gain) on foreign exchange                       --                36,567
                                               ------------        ------------
                                                    115,413             176,090
                                               ------------        ------------

Loss before extraordinary item
 and provision for taxes                           (698,793)         (1,033,813)

Extraordinary item -forgiveness of debt                --                61,000


Provision for income taxes                             --                  --
                                               ------------        ------------


Net loss                                          $(698,793)           (972,813)
                                               ============        ============

Net loss per common share                             $(.06)              $(.08)
                                               ============        ============

Weighted average share of
 common stock outstanding                        12,230,252          12,230,252
                                               ============        ============





                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                                     Unrealized
                                              Common             Paid in            Retained            Foreign
                                              Stock              Capital            Deficit            Exchange              Total
                                           -----------        -----------        -----------         -----------        -----------
Balance 12/31/97                               $12,205         $8,872,842        $(1,477,983)        $      --           $7,407,064

Issuance of common stock                            25             24,975               --                  --               25,000

Unrealized gain on
foreign exchange                                                                                          28,618             28,618

Net loss - Restated                               --                 --             (972,813)               --             (972,813)
                                           -----------        -----------        -----------         -----------        -----------

Balance 12/31/98                                12,230          8,897,817         (2,450,796)             28,618          6,487,869


Unrealized gain on
foreign exchange                                  --                 --                 --                11,734             11,734

Net loss                                          --                 --             (698,793)               --             (698,793)
                                           -----------        -----------        -----------         -----------        -----------

Balance 12/31/99                               $12,230         $8,897,817        $(3,149,589)            $40,352         $5,800,810
                                           ===========        ===========        ===========         ===========        ===========
























                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                   Restated                 Restated
                                                              For the Year Ended      For the year Ended
                                                              December 31, 1999       December 31, 1998
                                                              ------------------      ------------------
Cash flows from operating activities:
Net loss                                                      $       (698,793)       $       (972,813)

Adjustments to reconcile net loss to
 net cash provided by
 operating activities:
 Depreciation and amortization                                         241,289                 258,722
 Unrealized gain on foreign exchange                                    11,734                  28,618
 Write-off of organization costs                                             -                 235,605
 Forgiveness of debt                                                         -                 (61,000)
 Stock issued in exchange for services                                       -                       -
Change in assets and liabilities:
  Decrease (increase) in:
    Accounts receivable                                                 42,388                 (46,608)
    Inventory                                                          17,481                  (10,709)
    Prepaid expense                                                     11,770                 (14,575)
  Increase (decrease) in:
    Accounts payable                                                  (13,241)                  37,511
    Accrued expenses                                                    16,977                  86,667
                                                                  ------------            -------------

Net cash used in operating activities                                 (370,395)               (458,582)
                                                                  -------------           --------------

Cash flow from investing activities:
 Security deposits                                                           -                  (4,801)
 Organization and start-up costs                                             -                       -
 Capital expenditures                                                  (59,255)               (496,167)
                                                                  -------------           -------------

Net cash used in investing activities                                  (59,255)               (500,968)
                                                                  -------------           -------------

Cash flows from financing activities:
  Proceeds from loans                                                  127,602                 505,716
  Proceeds from loans from officers                                    307,839                 685,934
  Payment of loans                                                           -                (250,000)
  Proceeds from issuance of common stock                                     -                      25
  Proceeds from additional paid-in capital                                   -                  24,975
                                                                  -------------           ------------

Net cash provided by financing activities:                             435,441                 966,650
                                                                  -------------           ------------

Net increase in cash                                                     5,791                   7,100

Cash - beginning of year                                                19,078                  11,978
                                                                  -------------           ------------

Cash - end of year                                                $     24,869            $     19,078
                                                                  =============           ==============


                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows






Supplemental Disclosure of Cash Flow Information:

  Interest paid                                      $   81,721      $   42,308
                                                     ==========      ===========

  Income taxes paid                                  $        -      $        -

                                                     ==========      -==========





































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

               CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

Note 1 -      Summary of Accounting Policies (continued)
              The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended December 31, 1997. For the years ended December 31, 1999 and 1998, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. A net loss was reported in 1998 and 1997, and accordingly, in those years the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 47,500 shares at December 31, 1998 were not included in loss per share calculations, because to do so would have been anti-dilutive.

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

              The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 1999 and 1998, respectively, the carrying value of all financial instruments was not materially different from fair value.

              Income Taxes
              The Company has net operating loss carryovers of approximately $3 million as of December 31, 1999, expiring in the years 2012 through 2013. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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

Note 2 -      Going Concern
              As shown in the accompanying financial statements, the Company incurred a net loss of approximately $699,000 during the year ended December 31, 1999.

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

Note 3 -      Property and Equipment
              As of December 31, 1999 plant and equipment consisted of the following:

              Land                                            $ 1,445,344
              Buildings                                         6,670,904
              Machinery and equipment                             129,963
              Furniture and fixtures                              382,180
              Computer equipment                                   92,116
                                                              -----------
                                                                8,720,507
              Less accumulated depreciation                       672,602
                                                              -----------
                                                              $ 8,047,905
                                                              ===========

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 4 -      Notes Payable
              The Company has $500,000 outstanding against a $500,000 line of credit with Commerce Overseas Bank, which bears interest at the prime rate plus 3%. Interest only is payable on the last day of each month. Principal payments were to begin on January 10, 2000 in monthly installments of $38,462, however, payments are being renegotiated. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company. The prime rate of interest at December 31, 1999 was 8%.

              The Company has a note payable in the amount of $210,000 payable to a shareholder, which is due when the Company goes public or on November 1, 2000. The note bears simple interest at 13% per annum and is secured by property owned by the Company.

Note 5 -      Related Party Transactions
              At December 31, 1999 and 1998, the Company had notes payable from various officers in the amount of $1,362,187 and $1,054,000, respectively, which bear interest at an annual rate of 7%.

Note 6 -      Commitments
              The Company leases land under an agreement for a term from June 15, 1998 to June 14, 2001. The Company has an option to buy this property for $257,400 if purchased on June 15, 2000 or $283,040 if purchased on June 15, 2001.
              Minimum rentals in each of the next two years is as follows:

              December 31,                                              Amount

                  2000                                                 $ 15,500
                  2001                                                    7,500
                                                                       --------
                                                                       $ 23,000
                                                                       ========


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

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



Note 8 -      Forgiveness of Debt
              During the year ended December 31, 1998, a director of the Company forgave a debt in the amount of $61,000. This amount was included in long-term debt at December 31, 1997. This amount has been reflected as an extraordinary item in the statement of operations.

Note 9 -      Restated Financial Statements
              The financial statements released by management and dated March 31, 1999 contained various errors which included omission of accounts receivable, prepaid expenses, property and equipment accrued expenses, notes payable and unrealized gains on foreign exchange. These errors were corrected by restating the 1998 financial statements. The effects of the errors were to overstate the 1998 loss by $198,794 ($.02 share).

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

Mr. Gannuscio had been the principal accountant for Central American Equities Corp. At no time did Mr. Gannuscio's financial statements contain an adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope, or accounting principles. Nor were there any disagreements with Mr. Gannuscio on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names of all current directors and executive officers of the Company. Mr. Talley, Mr. Rosenmiller, and Mr. King were elected on 01/20/97. They will serve until the next meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination. Per the original 10-SB filing, Brian Frazee was CEO/President/Director from October 1997 to August 1998. In September 1998, Mr. Caggiano replaced Mr. Frazee as the CEO and President of CAE and as a board member of CAE. In September 1998, Mr. Frazee became the General Manager of CAE's hotels in Costa Rica (a non-director position).

             Name                          Position Held                  Dates          Age
--------------------------      -------------------------------     -----------------   -----
W.F.O. Rosenmiller              Secretary/Treasurer/Director        1/1997 to current     67
Richard Talley                  Director                            1/1997 to current     57
Paul King                       Director                            1/1997 to current     35
Michael Caggiano                President/CEO/Director              9/1998 to current     46


BUSINESS EXPERIENCE

W.F.O. ROSENMILLER, Secretary, Treasurer and Director of Central American Equities Corp (age 67, time spent on Company business: one percent). During the past five years, Mr. Rosenmiller has been self-employed as a real estate broker, land developer, entrepreneurial investor and venture capitalist in the United States. He has also been an individual and partnership investor in Costa Rica. Since 1998, Mr. Rosenmiller has been a board member of Centracan, Inc., a US-based medical corporation that owns and operates medical diagnostic and treatment facilities in Costa Rica.

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

RICHARD Wm. TALLEY, Director of Central American Equities Corp (age 57, time spent on company business: 1 (one) percent). Mr. Talley was (with Mr. King) a representative of Cal TKCo, S.A., the general partner in several of the California Limited Partnerships that raised the seed money for the Costa Rican corporations that built the hotels (see Item 1 - Description of Business, Formation). As of August 1999, Mr. Talley has been the CEO of Talley and Co. an investment banking company located in Irvine, California.

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

PAUL KING, Director of Central American Equities Corp (age 35, time spent on company business: 1 (one) percent). Since August 1999 Mr, King has been the owner/principal of King Management Company, in Irvine California. Mr. King was a principal in Talley King & Company, Inc. and a partner with Mr. Talley since 1989. During the last seven years, Mr. King has been intimately involved in the development of the Costa Rican properties. He has overseen the land acquisition permit, bidding, and construction process. He was responsible for all activities including the interface between Costa Rican corporations and US entities.

In the medical area, Talley King and Company, Inc. has funded and built diagnostic and treatment medical facilities in San Jose, Costa Rica (Centracan, Inc.). Mr. King attended Westmont College.

MICHAEL N. CAGGIANO, Ph.D. President, Chief Executive Officer, and Director of Central American Equities (age: 46, time spent on company business: ninety (90) percent). Dr. Caggiano is also a Director of Cafe Britt, a roaster and distributor of premium Costa Rican coffee and a consultant to Centracan, a provider of high technology medical services in San Jose, Costa Rica.

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

The following table sets forth the total compensation of current officers and directors during the fiscal years ended December 31, 1997, 1998 and 1999. No officer of the Company earned more than $100,000 during such fiscal years.

                Name                                Title                            Compensation
--------------------------            ------------------------------------------   --------------
Michael N. Caggiano (1)               NA                                  1997             NA
                                      CEO/President/Director              1998        $20,000
                                      CEO/President/Director              1999        $45,000 (2)
W.F.O. Rosenmiller                    Secretary/Treasurer/Director        1997              0
                                      Secretary/Treasurer/Director        1998              0
                                      Secretary/Treasurer/Director        1999              0
Richard Wm. Talley (3)                Director                            1997              0
                                      Director                            1998              0
                                      Director                            1999              0
Paul King (3)                         Director                            1997              0
                                      Director                            1998              0
                                      Director                            1999              0



(1) During the third quarter of 1998 the Company issued 19,200 shares of its Class A Common Stock to Michael N. Caggiano, the Company's Consultant CEO/President. The shares were issued in lieu of payment for services rendered prior to him being appointed in his current position as CEO and President.

(2) Mr. Caggiano's annual salary in 1999 was $65,000. As of December 31, 1999, Mr. Caggiano was owed $22,500 in past salary which is included in accounts payable.

(3) Does not include $100,100 in management fees received by Talley, King & Company, Inc. in 1997. Messrs. Talley and King are owners of Talley, King & Company, Inc.


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


ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL OWNERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the shareholdings of those persons who own more than five percent of the Company's total common stock as of December 31, 1999:


     Name and Address            Number of Shares           Percent of Total          Class
                                Beneficially Owned
-----------------------         -------------------         ----------------       ---------------
Richard Wm. Talley                    757,514                     6.2%             Common Stock
19200 Von Karman
Irvine, CA 92612

Paul King                             767,516 (1)                 6.3%             Common Stock
19100 Von Karman
Irvine, CA 92612

Totals                              1,525,030                     12.5%



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


SECURITY OWNERSHIP OF MANAGEMENT.


The following sets forth the shareholdings of the Company's directors and executive officers as of December 31, 1999:

     Name and Address            Number of Shares           Percent of Total         Class
                                Beneficially Owned
-----------------------         ------------------          -----------------      -------------
Richard Wm. Talley                    757,514                     6.2%             Common Stock

Paul King (1)                         767,516 (1)                 6.3%             Common Stock

W.F. Rosenmiller (2)                  413,828                     3.4%             Common Stock

Michael Caggiano                       31,202                     0.3%             Common Stock

Totals                              1,970,060                    16.1%



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


ITEM 12.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

Richard Wm. Talley and Paul King, in association with CAL TKCO S.A., were general partners of several of the Partnerships described in Item 1. As such, Mr. Talley and Mr. King received an aggregate of 1,610,230 shares of common stock pursuant to the exchange agreement. Messrs. Talley and King own 100% of Talley, King and Co., Inc. Talley, King and Co., Inc. received management fees of $100,100 in 1997 from the Company. The management agreement expired in 1997. There was no management agreement in 1998 or 1999.

In June 1996, under Rule 504 Reg D, 500,000 share were issued in exchange for $5,000. Mr. Dale Finfrock, founder of CAE, holds 183,466 of these shares obtained pursuant to Rule 504. These shares are without restrictive legend. However, Mr. Finfrock has agreed to refrain from selling any of said shares until ninety days after public listing of CAE stock.


ITEM 12A.  RECENT SALES OF UNREGISTERED SECURITIES.

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

In April 1998, the Company issued options to purchase shares of common stock in equal yearly amounts over the next five years. The shares may be purchased pursuant to the options at a price of $1.00 per share. The details for said options are as follows:


        Option Holder        Amount of Shares      Consideration
----------------------      -----------------      -------------
Elsa Monge                        10,000              none
Brian Frazee                      10,000              none
Sherman Johnson (1)               15,000              none
Mario Araya                        5,000              none
O. Ramirez                         5,000              none
S. Rodriguez                         500              none
D. Munoz                             500              none
C. Elizondo                          500              none
M. Salazar                           500              none
J. Cruz                              500              none
Total                             47,500              none

         (1) See exhibits from the 1998 10KSB for the text of the option and an explanation of how they vest.

For each of the above transactions, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended, as provided by
Section 4(2) of the Act.


ITEM 12B.  DESCRIPTION OF SECURITIES

The Company's authorized capital stock consists of 20,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. As of December 31, 1999, 12,230,252 shares of common stock were issued and outstanding; no (0) shares of preferred stock were issued and outstanding

DESCRIPTION OF SECURITIES

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


ITEM 12C. INDEMNIFICATION OF DIRECTORS AND OFFICERS

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

ITEM 13. INDEX TO EXHIBITS

No exhibits are filed with this Form 10-KSB. Additional exhibits may be found in the Annual Report on Form 10K of Registrant for the year ended December 31, 1998

VERIFICATION SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this registration to be signed on its behalf by the undersigned, thereunto duly authorized.


CENTRAL AMERICAN EQUITIES CORP.




BY: Michael N. Caggiano, President/CEO/Board Director

MICHAEL N. CAGGIANO, President/CEO/Board Director
Principal Financial and Accounting Officer





BY: Richard Wm. Talley, Board Director

RICHARD WM. TALLEY, Board Director




BY: W.F. Rosenmiller, Board Director

W.F. ROSENMILLER, Board Director


BY: Paul King, Board Director

PAUL KING, Board Director