Form 10QSB
period 2000-03-31
CENTRAL AMERICAN EQUITIES INC
filed 2000-07-03
CIK 1060426

                       US SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

( )   Transition report under Section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the transition period from                 to               .

                         Commission File Number 0-24185

                         CENTRAL AMERICAN EQUITIES CORP.

           Florida                                            65-0636168
(State or other jurisdiction of                             (IRS Employer
 incorporated or organization)                          Identification Number)

                  19100 Von Karman St. Irvine, California 92612
                    (Address of Principal Executive Offices)

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

            [12,230,252] Shares Class A Common Stock, $.001 par value

         (Number of shares outstanding of each of the Registrant's classes of common stock.)

            Transitional Small Business disclosure format (check one)
                                 YES [X] NO [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10-KSB of Registrant for the year ended December 31, 1998 and 1999

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT



PART I: FINANCIAL INFORMATION..............................................   3

   ITEM 1. FINANCIAL INFORMATION...........................................   3

   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS..............................  13
      Overview.............................................................  13
      Results of Operations --- Three Month Period Ended March 31, 2000....  13
      Liquidity and Capital Resources......................................  15
      Year 2000 Compliance.................................................  15


PART II: OTHER INFORMATION.................................................  16

   ITEM 1. LEGAL PROCEEDINGS...............................................  16
      Actions in Costa Rican Labor Court...................................  16

   ITEM 2. CHANGES IN SECURITIES...........................................  16
      Securities Issued After March 31, 2000...............................  16

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................  17

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  17

   ITEM 5. OTHER INFORMATION...............................................  17

   ITEM 6. EXHIBITS AND REPORTS............................................  17

   VERIFICATION SIGNATURES.................................................  18

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

During the three month period ended March 31, 2000, the Company for the first time is reporting positive net income. Financial statements follow.

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                    Unaudited


                                                    March 31, 2000    December 31, 1999
                                                    --------------    -----------------
                         Assets
Current assets
  Cash and cash equivalents                          $     61,615       $      24,869
  Account receivable                                       25,009               4,220
  Inventory                                                12,636              10,040
  Prepaid expenses                                         23,867               2,805
                                                     ------------       -------------

                                                          123,127              41,935
                                                     ------------       -------------
Buildings and equipment,
 Net of depreciation                                    7,998,038           8,047,905
                                                     ------------       -------------

Other assets
  Other Assets                                              4,717               4,801
                                                     ------------       -------------

Total assets                                         $  8,125,883       $   8,094,640
                                                     ============       =============

            Liability and Stockholders' Equity

Current liabilities
  Accounts payable                                   $     20,650       $      44,770
  Accrued expenses                                        139,953             176,873
                                                     ------------       -------------

                                                          160,603             221,643
                                                     ------------       -------------
Other liabilities
  Long term debt                                          710,000             710,000
  Due to officers                                       1,387,377           1,362,187
                                                     ------------       -------------

                                                        2,097,377           2,072,187
                                                     ------------       -------------
Stockholders' equity
 Common stock - $.001 par value; 20,000,000
   Authorized, 12,230,252 issued and outstanding           12,230              12,230
 Preferred stock - $.001 par value; 1,000,000
   shares authorized, 0 issued and outstanding               --                  --
  Additional paid-in capital                            8,897,817           8,897,817
  Unrealized gain on foreign exchange                      39,948              40,352
  Retained deficit                                     (3,082,092)         (3,149,589)
                                                     ------------       -------------
                                                        5,867,903           5,800,810
                                                     ------------       -------------
Total liabilities and stockholders' equity           $  8,125,883       $   8,094,640
                                                     ============       =============


                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                    Unaudited
                   For the three month period ended March 31,


                                                 2000              1999
                                             ------------      ------------
REVENUES

Sales Revenue
     Revenue                                 $    514,281      $    451,121
                                             ------------      ------------

Total Sales Revenue                               514,281           451,121
                                             ------------      ------------

EXPENSES

Cost of Sales
     Cost of Sales                                 81,332           211,123
     Selling Expense (Commissions)                   --             178,435
                                             ------------      ------------

Total Cost of Sales                                81,332           389,558
                                             ------------      ------------

Gross Profit                                      432,949            61,563
                                             ------------      ------------

Operations
     General & Administrative                     273,522           104,677
     Depreciation                                  55,000            68,152
                                             ------------      ------------

Total General & Administrative                    328,522           172,829
                                             ------------      ------------

Interest Expense                                   36,930            13,546
                                             ------------      ------------

Income taxes                                            0                 0

NET INCOME (Loss)                            $     67,497      $   (124,812)
                                             ============      ============

Weighted Average share of
Common Stock Outstanding                       12,230,252        12,230,252
                                             ============      ============

Net Gain (Loss) per Common Share             $        .01      $       (.01)
                                             ============      ============

Net Gain (Loss) per Fully Diluted Share      $        .01      $       (.01)
                                             ============      ============


                (See Notes to Consolidated Financial Statements)

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                             Statements of Cash Flow
                      For the Three Months Ended March 31,
                                    Unaudited


                                                        2000            1999
                                                     ---------       ---------
Cash flows from operating activities:
 Net Income                                          $  67,497       $(124,812)

Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Unrealized Loss on Foreign Exchange                     (405)           --
  Depreciation and amortization                         55,000          68,152
 Increase (decrease) in:
  Accounts receivable                                  (20,789)           --
  Inventory                                             (2,596)          4,922
  Prepaid expense and other                             20,978            --
 (Increase) decrease in:
  Accounts payable                                     (24,120)         20,548
  Accrued expenses                                      36,920          (7,236)
                                                     ---------       ---------

Net cash used in operating activities:                  16,689         (38,426)
                                                     ---------       ---------

Cash flows from investing activities:
  Capital expenditures                                  (5,133)       (267,451)
                                                     ---------       ---------

Net cash used in investing activities                     --              --
                                                     ---------       ---------

Cash flows from financing activities:
  Proceeds from loans                                     --            33,288
  Proceeds from loans from officers                     25,190            --
                                                     ---------       ---------

Net cash provided by financing activities:                --            33,288
                                                     ---------       ---------

Net increase (decrease) in cash                         36,746          (5,138)

Cash - beginning of period                              24,869           8,450
                                                     ---------       ---------

Cash - end of period                                 $  61,615       $   3,312
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

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 -      Summary of Accounting Policies (continued)

              The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended December 31, 1997. For the years ended December 31, 1999 and 1998, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. A net loss was reported in 1998 and 1997, and accordingly, in those years the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 47,500 shares at December 31, 1998 were not included in loss per share calculations, because to do so would have been anti-dilutive. However, these stock options were used in the calculation of fully diluted loss per share in March 31, 2000.

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

              The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At March 31, 2000, the carrying value of all financial instruments was not materially different from fair value.

              Income Taxes

              The Company has net operating loss carryovers of approximately $3 million as of March 31, 2000, expiring in the years 2012 through 2013. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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

Note 2 -      Going Concern

              The Company incurred a net loss of approximately $699,000 during the year ended December 31, 1999. However during the three month period ended March 31, 2000, the Company had positive net income of approximately $67,497.

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

Note 3 -      Property and Equipment

              As of March 31, 2000 plant and equipment consisted of the following:

              Land                                             $ 1,445,344
              Buildings                                          6,670,904
              Machinery and equipment                              135,096
              Furniture and fixtures                               382,180
              Computer equipment                                    92,116
                                                               -----------
                                                                 8,725,640
              Less accumulated depreciation                        727,602
                                                               -----------
                                                               $ 7,998,038
                                                               ===========


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

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


              The Company has a note payable in the amount of $210,000 payable to a shareholder, which is due when the Company goes public or on November 1, 2000. The note bears simple interest at 13% per annum and is secured by property owned by the Company.

Note 5 -      Related Party Transactions

              At March 31, 2000 the Company had notes payable from various officers in the amount of $1,387,377, which bear interest at an annual rate of 7%.

Note 6 -      Commitments

              The Company leases land under an agreement for a term from June 15, 1998 to June 14, 2001. The Company has an option to buy this property for $257,400 if purchased on June 15, 2000 or $283,040 if purchased on June 15, 2001. Minimum rentals in each of the next two years is as follows:

              December 31,                                      Amount
              ------------                                     --------
                  2000                                         $ 15,500
                  2001                                            7,500
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

Note 8 -      Restated Financial Statements

              The financial statements released by management and dated March 31, 1999 contained various errors which included omission of accounts receivable, prepaid expenses, property and equipment accrued expenses, notes payable and unrealized gains on foreign exchange. These errors were corrected by restating the 1998 financial statements. The effects of the errors were to overstate the 1998 loss by $198,794 ($.02 share). Financial data for March 31, 1999 in the consolidated statement of operations have been restated for comparison purposes. Selling expenses have been displayed to show the decline in commission expenses related to travel services.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month period ended March 31, 2000.

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

CAE includes among its assets in Costa Rica three hotels: Hotel Alta in Santa Ana (a suburb of the capital city of San Jose), Ecolodge San Luis and Biological Station (in the San Luis Valley near the world famous Monteverde Cloud Forest), and Sunset Reef (on the Pacific Ocean in Mal Pais adjacent to the protected Cabo Blanco Reserve). CAE also owns and operates La Luz Restaurant (located in Hotel
Alta), Restaurant Playa Carmen (on the beach near Sunset Reef), and Alta Travel Planners (a reservation, travel planning and marketing operation that moved its headquarters from California to Costa Rica in July 1999). The Company has approximately 75 full and part-time employees.

All Company owned facilities, except for Restaurant Playa Carmen, were opened and operating by the beginning of 1998 (the first full year of operations). During the three-month period covered by this filing (ended March 31, 2000), the Company for the first time is reporting positive net income for a period.

During July of 1999, the Company consolidated all of its hotel reservations and related concierge activities (referred to as Alta Travel Planners or ATP) in offices within Hotel Alta, in Costa Rica. As a result of this consolidation, the Company achieved savings in costs for personnel (reservations staff), rental space, equipment, utilities, and overhead. Certain one-time expenses were incurred that included moving activities, severance packages, training of new personnel, installation of utilities (a new 800 line in Costa Rica) and the purchase of new equipment and stationery. Revenue from commissioned sales declined as the company diminished certain low-margin travel services.

During the three month period ended March 31, 2000, the Company rented out the 100-seat restaurant at Playa Carmen. Adjacent to the restaurant, CAE plans to construct a tent camp for surfers and low-budget travelers in the future. This expansion is partially dependent upon the success of the Company's capital raising plans.

RESULTS OF OPERATIONS --- THREE MONTH PERIOD ENDED MARCH 31, 2000

The following is management's discussion and analysis of significant differences in the Company's financial position and operations (See Item 1 - Financial Statements).

Balance Sheet

Total assets remained at about $8.1 million. Significantly, with the Company creating positive cash flow for the first time, management did not need to borrow to meet operational expenses during the three month period ended March 31, 2000. Long-term debt remained at approximately $2,097,000. Note that $1,254,508 of this debt was cancelled after the close of the period (see next section for a discussion of debt conversion to equity). For a detailed description of this debt see Note 4 to the Consolidated Financial Statements.

Post March 31, 2000 Debt Conversion

On June 23, 2000 (after the close of the three-month period reported in this filing), the Company authorized the issuance of 1,254,508 shares of Common Stock to Richard Talley, the Chairman of the Board of Directors of the Company and 1,254,508 shares of its Common Stock to Paul King, a director of the Company. Richard Talley and Paul King converted the debt owed to them by the Company, in the amount of $1,254,508 to equity consisting of 2,509,016 shares of the Company's Stock at a value of $0.50 per share. The issuance of such shares cancelled the debt on the books of the Company. The effects of this conversion will be reflected in the financial statements for the three-month period ending June 30, 2000.

Comparison of Statement of Operations for the Periods Ended March 31, 2000 and 1999

During the three month period ended March 31, 2000 total sales revenue increased to approximately $514,281. This is an increase of approximately 14% from the same period in 1999. (Note that total sales revenue of approximately $451,000 received during the three-month period ended March 31, 1999 included in excess of $178,000 of commissions for travel services that were passed through to non-Company hotels and service providers in Costa Rica).

During the three-month period ended March 31, 2000, total operational expenses (cost of services and operational costs) were $354,854. This represents a decline of approximately 28% ($139,981) from the same period in 1999. The decline can be attributed primarily to the closure of the ATP office in California and the concomitant large drop in selling expense for commissions, and decreases in other labor costs (although there have been cost savings across many expense categories).

As sales revenue grew and expenses declined, the Company reported for the first time positive net income. During the three-month period ended March 31, 2000, net income (after depreciation of about $55,000 and interest costs of about $37,000) was $67,497.

Major improvements in performance occurred at both Hotel Alta and Sunset Reef hotels. Occupancy at Hotel Alta for the first three months of 2000 increased approximately 48% over the same period in 1999. Room occupancy grew from 46% during the first three months of 1999 to 68% during the first three months of 2000.

Occupancy at Sunset Reef for the first three months of 2000 also increased approximately 48% over the same period in 1999. Room occupancy grew from 30% during the first three months of 1999 to 44.3% during the first three months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had relied on sales of shares of common stock to fund operations and make capital improvements. Through December 31, 1999, operations had resulted in losses and the Company has limited cash liquidity and capital resources. During this period, capitalization was not sufficient to fund necessary expenses and management sought and succeeded in acquiring loans for working capital from officers. However, during the three month period ended March 31, 2000, the Company had a positive net income and increasing net worth.

The Company has had limited, albeit improving, cash liquidity and capital resources . To the extent that the funds generated by revenues are insufficient to fund CAE's activities, it will be necessary to raise additional funds. In the short-term the Company will continue to seek loans from investors and other sources. The Company is in the process of renegotiating its current bank loan including attempting to increase the principle and the repayment period. Short-term plans also include raising additional funds through the sale of equity.

YEAR 2000 COMPLIANCE

During 1999, the Company had identified one computerized system that had to be modified, upgraded or converted to recognize and process dates after December 31, 1999 (the Year 2000 Issue). CAE's centralized reservations and financial control system, known as RDP (Resort Data Processing) was determined to be potentially Y2K non-compliant. CAE elected to replace the system entirely with a new, Y2K compliant system manufactured and installed by Hovysis Corporation. Purchase and installation of Hovysis cost approximately $7000. As of March 31, 2000, all systems had proved to be Year 2000 compliant.

                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


ACTIONS IN COSTA RICAN LABOR COURT

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


ITEM 2. CHANGES IN SECURITIES

The Company did not sell or issue any securities of any kind during the three month period that ended on March 31, 2000.

SECURITIES ISSUED AFTER MARCH 31, 2000.

The following presents information respecting the issuance of common stock of the Company without registration under the Securities Act of 1933 as amended (the "Securities Act") during the quarter ending June 30, 2000. On June 23, 2000, the Company authorized the issuance of 1,254,508 shares of Common Stock to Richard Talley, the Chairman of the Board of Directors of the Company and 1,254,508 shares of its Common Stock to Paul King, a director of the Company. Richard Talley and Paul King converted the debt owed to them by the Company, in the amount of $1,254,508 to equity consisting of 2,509,016 shares of the Company's Stock at a value of $0.50 per share. The issuance of such shares cancelled the debt on the books of the Company.

These issuances are claimed to have been exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as more fully described below.

With respect to all sales and issuance of securities as hereinabove described:

a) The Company did not engage in general advertising or general solicitation and paid no commission or similar remuneration, directly or indirectly, with respect to such transactions.

b) The persons who acquired these securities are current or former executive officers and directors of the Company, consultants to the Company, and/or providers of professional services. Such persons had continuing direct access to all relevant information concerning the Company and/or have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of such investments and are able to bear the economic risks thereof.

c) The persons who acquired these securities advised the Company that the shares were purchased for investment and without a view to their resale or distribution and acknowledged that they were aware of the restrictions on resale of the shares absent subsequent registration and that an appropriate legend may be placed on the certificates evidencing the Shares reciting the absence of their registration under the Securities Act and referring to the restrictions on their transferability.

Accordingly, the Company claims the transactions hereinabove described, to have been exempt from the registration requirements of Section 5 of the Securities Act by reason of Section 4(2) thereof in that such transactions did not form part of a single financing plan and did not involve a public offering.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

For the period ended on March 31, 2000 there were no defaults upon senior securities of any kind by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the period ended March 31, 2000.

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


BY: F. O. Rosenmiller, Director

F.O. ROSENMILLER, DIRECTOR