Form 10QSB
period 2000-06-30
CENTRAL AMERICAN EQUITIES INC
filed 2000-09-07
CIK 1060426

                       US SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the transition period from      to    .

                         Commission File Number 0-24185

                         CENTRAL AMERICAN EQUITIES CORP.

       Florida                                        65-0636168
 (State or other jurisdiction of         (IRS Employer Identification Number)
 incorporated or organization)

               4031 Marcasel Avenue Los Angeles, California 90066
                    (Address of Principal Executive Offices)

                                 (310) 397-1757
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                      Class A Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve (12) months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [ X ] NO [ ].

   The number of shares outstanding of each of the issuer's classes of common equity:

             14,739,268 Shares Class A Common Stock, $.001 par value

(Number of shares outstanding of each of the Registrant's classes of common stock.)

            Transitional Small Business disclosure format (check one)

                                YES [X]      NO [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10-KSB of Registrant for the year ended December 31, 1998 and 1999 Quarterly Report on Form 10-QSB of Registrant for the quarter ended March 31, 2000

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT



PART I: FINANCIAL INFORMATION...........................................................................    3

   ITEM 1. FINANCIAL INFORMATION........................................................................    3

   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS...........................................................   14
      Overview..........................................................................................   14
      Results of Operations --- Six Month Period Ended June 30, 2000....................................   14
      Comparison of Operations for the Six Month Periods Ended June 30, 2000 and June 30, 1999..........   15
      Comparison of Operations for the Three Month Periods Ended June 30, 2000 and June 30, 1999........   15
      Liquidity and Capital Resources...................................................................   16


PART II: OTHER INFORMATION..............................................................................   16

   ITEM 1.  LEGAL PROCEEDINGS...........................................................................   16
      Actions in Costa Rican Labor Court................................................................   16

   ITEM 2. CHANGES IN SECURITIES........................................................................   16

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................................................   17

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................   17

   ITEM 5.  OTHER INFORMATION...........................................................................   17

   ITEM 6.  EXHIBITS AND REPORTS........................................................................   17

   VERIFICATION SIGNATURES..............................................................................   18


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

The Company Financial statements follow for the three-month period ended June 30, 2000.

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                    Unaudited

                                     Assets


                                                    June 30, 2000       December 31, 1999
                                                    -------------       -----------------
Current assets
Cash and cash equivalents                           $     61,291       $     24,869
Account receivable                                        72,180              4,220
Inventory                                                 19,188             10,040
Prepaid expenses                                          15,934              2,805
                                                    ------------       ------------

                                                         168,593             41,935
                                                    ------------       ------------
Buildings and equipment,
 Net of depreciation                                   7,943,038          8,047,905
                                                    ------------       ------------
Other assets                                               4,801              4,801
                                                    ------------       ------------

Total assets                                        $  8,116,431       $  8,094,640
                                                    ============       ============

                       Liability and Stockholders' Equity
Current liabilities
  Accounts payable                                  $     36,580       $     44,770
  Accrued expenses                                       327,659            176,873
                                                    ------------       ------------
                                                         364,240            221,643
                                                    ------------       ------------
Other liabilities
  Long term debt                                         500,000            710,000
  Due to officers                                        361,659          1,362,187
                                                    ------------       ------------

                                                         861,659          2,072,187
                                                    ------------       ------------

Stockholders' equity
 Common stock - $.001 par value; 20,000,000
   Authorized, 14,739,268 issued and outstanding          14,739             12,230
 Preferred stock - $.001 par value; 1,000,000
   shares authorized, 0 issued and outstanding                --                 --
 Additional paid-in capital                           10,149,816          8,897,817
 Unrealized gain on foreign exchange                      41,066             40,352
 Retained deficit                                     (3,315,088)        (3,149,589)
                                                    ------------       ------------
                                                       6,890,533          5,800,810
                                                    ------------       ------------

Total liabilities and stockholders' equity          $  8,116,431       $  8,094,640
                                                    ============       ============


                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    Unaudited

                                                                                For the Three
                                    For the Six Months Ended                    Months Ended
                                             June 30,                             June 30,
                                      2000               1999               2000               1999
                                      ----               ----               ----               ----
Revenues                            1,035,807       $    726,038            521,526       $    274,917

Cost of services                      163,298            709,216             81,966            319,658
                                 ------------       ------------       ------------       ------------
Gross profit                          872,509             16,822            439,560            (44,741)
                                 ------------       ------------       ------------       ------------

Operations
 General and administrative           663,577            153,308            390,055             48,631
 Depreciation                         120,819            136,304             65,819             68,152
                                 ------------       ------------       ------------       ------------
                                      784,396            289,612            455,874            116,783
                                 ------------       ------------       ------------       ------------
                                       88,113           (272,790)           (16,314)          (161,524)
                                 ------------       ------------       ------------       ------------
Other expense
 Interest expense                     253,612             23,546            216,682              9,968
 Loss on foreign exchange                --                 --                 --                 --
                                 ------------       ------------       ------------       ------------
                                      253,612             23,546            216,682              9,968
                                 ------------       ------------       ------------       ------------
Total Expense                       1,038,008            312,612            672,556            126,751
                                 ------------       ------------       ------------       ------------

Net Income (loss)                    (165,499)      $   (296,304)          (232,996)          (171,492)
                                 ============       ============       ============       ============
Net Loss per Share                       (.01)              (.02)              (.02)              (.01)
                                 ============       ============       ============       ============
Weighted average share of
 common stock outstanding          12,326,753         12,230,252         12,423,253         12,230,252
                                 ============       ============       ============       ============

                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                             Statements of Cash Flow
                        For the Six Months Ended June 30,
                                    Unaudited

                                                                           Restated
                                                 For the Six Months     For the Six Months
                                                  Ended June 30, 2000   Ended June 30, 1999
                                                -------------------     -------------------
Cash flows from operating activities:
 Net Income (Loss)                                   $  (165,499)         $  (296,304)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Unrealized Loss on Foreign Exchange                        714               29,034
  Depreciation and amortization                          120,819              136,304
 Increase (decrease) in:
  Accounts receivable                                    (67,960)
  Inventory                                               (9,148)              10,311
  Prepaid expense and other                              (13,129)             (36,266)
 (Increase) decrease in:
  Accounts payable                                        (8,190)              (6,465)
  Accrued expenses                                       150,786              102,553
                                                     -----------          -----------

Net cash provided by operating activities:                 8,393              (60,833)
                                                     -----------          -----------
Cash flows from investing activities:
  Capital expenditures                                   (15,952)
                                                     -----------          -----------

Net cash used in investing activities                    (15,952)
                                                     -----------          -----------

Cash flows from financing activities:
  Proceeds from loans                                                          92,445
  Proceeds from loans from officers                       43,980
  Payment of loans                                    (1,254,508)
  Proceeds from issuance of common stock                   2,509
  Proceeds from additional paid-in capital             1,251,999
                                                     -----------          -----------

Net cash provided by financing activities:                43,980               92,445
                                                     -----------          -----------

Net increase (decrease) in cash                           36,421               31,612

Cash - beginning of period                                24,869                8,450
                                                     -----------          -----------

Cash - end of period                                      61,290               40,062
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

              The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At June 30, 2000, the carrying value of all financial instruments was not materially different from fair value.

              Income Taxes

              The Company has net operating loss carryovers of approximately $3 million as of June 30, 2000, expiring in the years 2012 through 2013. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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

Note 2 -      Going Concern

              The Company incurred a net loss of approximately $165,499 during the six month period ended June 30, 2000.

              The Company is currently in the process of formulating a plan to effect an additional offering of stock, the proceeds of which would be used for working capital and capital expansion. The ability of the Company to continue as a going concern is dependent on the success of the plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 -      Property and Equipment

              As of June 30, 2000 plant and equipment consisted of the following:

              Land                                                                               $ 1,445,344
              Buildings                                                                            6,670,904
              Machinery and equipment                                                                135,096
              Furniture and fixtures                                                                 382,180
              Computer equipment                                                                      92,116
                                                                                                 -----------
                                                                                                   8,725,640
              Less accumulated depreciation                                                          782,602
                                                                                                 -----------
                                                                                                 $ 7,943,038
                                                                                                 ===========


Note 4 -      Notes Payable

              The Company has $500,000 outstanding against a $500,000 line of credit with Commerce Overseas Bank, which bears interest at the prime rate plus 3%. Interest only is payable on the last day of each month. Principal payments were to begin on January 10, 2000 in monthly installments of $38,462, however, payments are being renegotiated. As of August 2000, all interest payments on this loan were current. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

              The Company has a note payable in the amount of $210,000 payable to a director of the Company, which is due when the Company goes public or on November 1, 2000. The note bears simple interest at 13% per annum and is secured by property owned by the Company.

Note 5 -      Related Party Transactions

              On June 23, 2000, the Company authorized the issuance of 1,254,508 shares of Common Stock to Richard Talley, the Chairman of the Board of Directors of the Company and 1,254,508 shares of its Common Stock to Paul King, a director of the Company. Richard Talley and Paul King converted the debt owed to them by the Company, in the amount of $1,254,508 to equity consisting of 2,509,016 shares of the Company's Stock at a value of $0.50 per share. The issuance of such shares cancelled the debt of $1,254,508 on the books of the Company.

              At June 30, 2000 the Company had a remaining note payable of $149,660 with Paul King, a director of the Company which is due when the Company goes public. The note bears simple interest at 13% per annum.

              The Company has a note payable in the amount of $210,000 payable to a director of the Company, O.Fred W. Rosenmiller, which is due when the Company goes public or on November 1, 2000. The note bears simple interest at 13% per annum and is secured by property owned by the Company.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month period ended June 30, 2000.

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

During the three month period ended June 30, 2000, the Company rented out the 100-seat restaurant at Playa Carmen. Adjacent to the restaurant, CAE plans to construct a tent camp for surfers and low-budget travelers in the future. This expansion is partially dependent upon the success of the Company's capital raising plans.

RESULTS OF OPERATIONS --- SIX MONTH PERIOD ENDED JUNE 30, 2000

The following is management's discussion and analysis of significant differences in the Company's financial position and operations (See Item 1 - Financial Statements).

Balance Sheet

Total long-term debt was reduced by approximately $1,210,528 during the period. This was due primarily to the conversion of debt to equity. On June 23, 2000, the Company authorized the issuance of 1,254,508 shares of Common Stock to Richard Talley, the Chairman of the Board of Directors of the Company and 1,254,508 shares of its Common Stock to Paul King, a director of the Company. Richard Talley and Paul King converted the debt owed to them by the Company, in the amount of $1,254,508 to equity consisting of 2,509,016 shares of the Company's Stock at a value of $0.50 per share. The issuance of such shares cancelled the debt on the books of the Company. As a consequence of the issuance of new shares, total shares of the Company's common stock issued and outstanding increased to 14,739,268.

Total assets on June 30, 2000 remained at about $8.1 million. Accrued expenses increased by approximately $150,000 during the first six months of 2000. This increase partially reflects accrued interest payments on loans and also for salary due to the President of the Company. In July of 2000, the Company brought interest payments of approximately $30,000 on a $500,000 loan to the Banco del Comercio, up-to-date. These interest payments occurred after the close of the financial reporting period represented by this filing.

Note that the $210,000 loan to Director O.F.W. Rosenmiller, classified as "long term debt" in previous filings, has been reclassified on the balance sheet as "debt due to officers".

COMPARISON OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999

During the six month period ended June 30, 2000 total sales revenue increased to approximately $1,035,807. This is an increase of approximately 43% from the same period in 1999.

During the six-month period ended June 30, 2000, total operational expenses (cost of services and general and administrative costs) were $826,875. This represents a decline of approximately 4.1% ($35,649) from the same period in 1999. The decline can be attributed primarily to the closure of the ATP office in California and the concomitant large drop in selling expense for commissions, and decreases in other labor costs (although there have been cost savings across many expense categories). Most of the labor cost savings occurred in the first three months of 2000, as the Company had significant severance payments to managers who were released by the Company during the three month period ended June 30, 2000.

As sales revenue grew and expenses declined, the Company had positive income before interest expenses and taxes. During the six-month period ended June 30, 2000, income before interest expense (of $253,612) was $88,113. Of the $253,612 in interest expense during the period, approximately $207,000 was a one-time expense related to the conversion of debt to equity for Company officers (see above).

Net losses have declined. Net loss (including interest expenses) for the six month period ended June 30, 2000 was approximately $165,000. This is approximately 131,000 less then the net loss for the six month period from the previous year.

COMPARISON OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999

During the three month period ended June 30, 2000, total sales revenue increased to approximately $522,000. This is an increase of approximately 90% from the same period in 1999. During the three-month period ended June 30, 2000, total operational expenses (cost of services and general and administrative costs) increased to $472,021. During the same period in 1999, operational expenses were $368,289. Reflecting the high, one-time interest expenses previously noted above, net loss for the period was $232,996. The loss for the period before interest expenses was approximately $16,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had relied on sales of shares of common stock to fund operations and make capital improvements. Through June 30, 2000, operations had resulted in losses (albeit declining) and the Company has limited cash liquidity and capital resources. During this period, capitalization was not sufficient to fund necessary expenses and management sought and succeeded in acquiring loans for working capital from officers.

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


ITEM 2. CHANGES IN SECURITIES

The following presents information respecting the issuance of common stock of the Company without registration under the Securities Act of 1933 as amended (the "Securities Act") during the three month period ended June 30, 2000.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has $500,000 outstanding against a $500,000 line of credit with Commerce Overseas Bank, which bears interest at the prime rate plus 3%. Interest only is payable on the last day of each month. Principal payments were to begin on January 10, 2000 in monthly installments of $38,462, however, the bank has permitted an extended grace period and payment schedules are being renegotiated. As of August 1, 2000, all interest payments on this loan were current. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the period ended June 30, 2000.

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

RICHARD WM. TALLEY, DIRECTOR



CENTRAL AMERICAN EQUITIES CORP.




BY: Paul King, Director

PAUL KING, DIRECTOR


CENTRAL AMERICAN EQUITIES CORP.




BY: F. O. Rosenmiller, Director

F.O. ROSENMILLER, DIRECTOR