Form 10QSB
period 2000-09-30
CENTRAL AMERICAN EQUITIES INC
filed 2000-12-27
CIK 1060426

                       US SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10-KSB of Registrant for the year ended December 31, 1998 and 1999 Quarterly Report on Form 10-QSB of Registrant for the quarter ended March 31, 2000 Quarterly Report on Form 10-QSB of Registrant for the quarter ended June 30, 2000

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT



PART I: FINANCIAL INFORMATION..............................................3

  ITEM 1. FINANCIAL INFORMATION............................................3

  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS..............................14
    Overview..............................................................14
    Public Listing of Stock on OTCBB......................................14
    Results of Operations --- Nine Month Period Ended September 30, 2000..15 Comparison of Operations for the Nine Month Periods Ended
    September 30, 2000 and September 30, 1999.............................15
    Comparison of Operations for the Three Month Periods Ended
    September 30, 2000 and September 30, 1999.............................15
    Liquidity and Capital Resources.......................................16


PART II: OTHER INFORMATION................................................16

  ITEM 1.  LEGAL PROCEEDINGS..............................................16
    Actions in Costa Rican Labor Court....................................16

  ITEM 2. CHANGES IN SECURITIES...........................................16

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................17

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............17

  ITEM 5.  OTHER INFORMATION..............................................17

  ITEM 6.  EXHIBITS AND REPORTS...........................................17

  VERIFICATION SIGNATURES.................................................18

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

The Company Financial statements follow for the three month and nine month periods ended September 30, 2000.

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                ------------------------------------------------
                           Consolidated Balance Sheet
                                    Unaudited

                                     ASSETS

                                             SEPT. 30, 2000     DEC. 31, 1999
                                             --------------     -------------
Current assets
  Cash and cash equivalents                     $    24,022        $    24,869
  Account receivable                                 47,293              4,220
  Inventory                                          32,169             10,040
  Prepaid expenses                                   16,381              2,805
                                                -----------       ------------

                                                    119,865             41,935
                                                -----------       ------------
Buildings and equipment,
 Net of depreciation                              7,899,605          8,047,905
                                                -----------       ------------

Other assets
  Other Assets                                        4,801              4,801
                                                -----------       ------------

Total assets                                    $ 8,024,271       $  8,094,640
                                                ===========       ============

                       LIABILITY AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                              $   137,343       $    44,770
  Accrued expenses                                  349,027           176,873
                                                -----------       -----------

                                                    486,370           221,643
                                                -----------       -----------
Other liabilities
  Long term debt                                    542,300           710,000
  Due to officers                                   445,360         1,362,187
                                                -----------       -----------

                                                    987,660         2,072,187
                                                -----------       -----------

Stockholders' equity
 Common stock - $.001 par value; 20,000,000
   Authorized, 14,739,268 issued and outstanding     14,739            12,230
 Preferred stock - $.001 par value; 1,000,000
   shares authorized, 0 issued and outstanding            -                 -
  Additional paid-in capital                     10,149,816         8,897,817
  Unrealized gain on foreign exchange                41,066            40,352
  Retained deficit                               (3,614,315)       (3,149,589)
                                                -----------       -----------

                                                  6,550,240         5,800,810

Total liabilities and stockholders' equity      $ 8,024,271       $ 8,094,640
                                                ===========       ===========



                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    Unaudited

                                                                 FOR THE THREE
                               FOR THE NINE MONTHS ENDED         MONTHS ENDED
                                     SEPTEMBER 30,               SEPTEMBER 30,
                                2000           1999          2000          1999
                             ------------  -------------  -----------------------
Revenues                       1,238,003      $ 969,661       202,196   $ 243,623

Cost of services                 208,875        719,042        45,577     179,794
                             -----------   ------------   ----------- -----------

Gross profit                   1,029,128        250,619       156,619      63,829
                             -----------   ------------   ----------- -----------

Operations
 General and administrative    1,023,547        353,190       359,970      29,914
 Depreciation                    164,252        197,325        43,433      61,021
                             -----------   ------------   ----------- -----------

                               1,187,799        550,515       403,403      90,935
                             -----------   ------------   ----------- -----------

                                (158,671)      (299,896)     (246,784)    (27,106)
                             -----------   ------------   ----------- -----------
Other expense
 Interest expense                306,055         47,900        52,443      24,386
 Loss on foreign exchange              -         19,301             -      19,301
                             -----------   ------------   ----------- -----------

                                 306,055         67,201        52,443      43,687
                             -----------   ------------   ----------- -----------
Total Expenses                 1,493,854        617,716       455,846     134,622
                             -----------   ------------   ----------- -----------

Net Income (loss)               (464,726)    $ (367,097)  $  (299,227)  $ (70,793)
                             ===========   ============   =========== ===========

Net Loss per Share             $   (.035)    $     (.03)  $      (.02)  $    (.01)
                             ===========   ============   =========== ===========

Weighted average share of
 common stock outstanding     13,066,591     12,230,252    14,739,268  12,230,252
                             ===========   ============   =========== ===========


                See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                             Statements of Cash Flow
                     For the Nine Months Ended September 30,
                                    Unaudited

                                                 FOR THE NINE        RESTATED
                                                  MONTHS ENDED     FOR THE NINE
                                                 SEPTEMBER 30,     MONTHS ENDED
                                                      2000           SEPTEMBER
                                                                     30,1999
                                               -----------------  ---------------
Cash flows from operating activities:
 Net Income (Loss)                                  $ (464,726)      $  (367,098)

Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Unrealized Loss on Foreign Exchange                      714
  Depreciation and amortization                        164,252           197,325
 Increase (decrease) in:
  Accounts receivable                                  (43,073)           27,592
  Inventory                                            (22,129)            7,210
  Prepaid expense and other                            (13,576)            8,004
 (Increase) decrease in:
  Accounts payable                                      92,573              (555)
  Accrued expenses                                     172,154            76,084
                                               ---------------    --------------

Net cash provided by operating activities:            (113,811)         (51,438)
                                               ---------------    --------------

Cash flows from investing activities:
  Capital expenditures                                 (15,952)          (83,941)
                                               ---------------    --------------

Net cash used in investing activities                  (15,952)          (83,941)
                                               ---------------    --------------

Cash flows from financing activities:
  Proceeds from loans                                                          -
  Proceeds from loans from officers                    128,916           157,440
  Payment of loans                                   1,254,508
  Proceeds from issuance of common stock                 2,509
  Proceeds from additional paid-in capital           1,251,999
                                               ---------------    --------------

Net cash provided by financing activities:             128,916           157,440
                                               ---------------    --------------

Net increase (decrease) in cash                           (847)           22,061

Cash - beginning of period                              24,869            19,078
                                               ---------------    --------------

Cash - end of period                                 $  24,022        $   41,139
                                               ===============    ==============

Supplemental Disclosure of Cash Flow Information:

   Interest paid                                      $   306,055   $   43,796
                                                      ===========   ==========

   Income taxes paid                                  $     -       $      -
                                                      ===========   ==========

                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                ------------------------------------------------
                   Notes to Consolidated Financial Statements

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

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                ------------------------------------------------
                   Notes to Consolidated Financial Statements

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

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                ------------------------------------------------
                   Notes to Consolidated Financial Statements

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

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                ------------------------------------------------
                   Notes to Consolidated Financial Statements

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

         The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At September 30, 2000, the carrying value of all financial instruments was not materially different from fair value.

         INCOME TAXES
         The Company has net operating loss carryovers of more than $3 million as of September 30, 2000, expiring in the years 2012 through 2013. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, effective July 1993. SFAS No.109 requires the establishment of a deferred tax

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                ------------------------------------------------
                   Notes to Consolidated Financial Statements

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

Note 2 - GOING CONCERN
         The Company incurred a net loss of approximately $465,000 during the nine month period ended September 30, 2000.

         The Company is currently formulating a plan to increase revenues which may include an additional offering of stock, the proceeds of which would be used for working capital and capital expansion. The ability of the Company to continue as a going concern is dependent on the success of the plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - PROPERTY AND EQUIPMENT
         As of September 30, 2000 plant and equipment consisted of the following:

         Land                                                     $ 1,445,344
         Buildings                                                  6,670,904
         Machinery and equipment                                      135,096
         Furniture and fixtures                                       382,180
         Computer equipment                                            92,116
                                                                  -----------
                                                                    8,725,640
         Less accumulated depreciation                                826,035
                                                                  -----------

                                                                  $ 7,899,605
                                                                  ===========


Note 4 - NOTES PAYABLE
         The Company has $500,000 outstanding against a $500,000 line of credit with Commerce Overseas Bank, which bears interest at the prime rate plus 3%. Principal payments were to begin on January 10, 2000 in monthly installments of $38,462, however, payments are being renegotiated. As of September 2000, all interest payments on this loan were current. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                ------------------------------------------------
                   Notes to Consolidated Financial Statements

         The Company has a note payable in the amount of $210,000 payable to a director of the Company, which was due on November 1, 2000. The note bears simple interest at 13% per annum and is secured by property owned by the Company. The Company is currently in the process of negotiating the terms of settlement for this debt.

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

         At September 30, 2000 the Company had a note payable of $149,660 with Paul King, a director of the Company which is due when the Company goes public. The note bears simple interest at 13% per annum. The Company is currently in the process of negotiating the terms of settlement for this debt.

         At September 30, 2000 the Company had a note payable of $79,700 with Richard Wm. Talley, a director of the Company. The note bears simple interest at 13% per annum. The Company is currently in the process of negotiating the terms of settlement for this debt.

         The Company has a note payable in the amount of $210,000 payable to a director of the Company, O.Fred W. Rosenmiller, which was due on November 1, 2000. The note bears simple interest at 13% per annum and is secured by property owned by the Company.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month period ended September 30, 2000.

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

CAE includes among its assets in Costa Rica three hotels: Hotel Alta in Santa Ana (a suburb of the capital city of San Jose), Ecolodge San Luis and Biological Station (in the San Luis Valley near the world famous Monteverde Cloud Forest), and Sunset Reef (on the Pacific Ocean in Mal Pais adjacent to the protected Cabo Blanco Reserve). CAE also owns and operates La Luz Restaurant (located in Hotel
Alta), Restaurant Playa Carmen (on the beach near Sunset Reef), and Alta Travel Planners (a reservation and travel planning operation located in Hotel Alta ). The Company has approximately 75 full and part-time employees.

All Company facilities, except for Restaurant Playa Carmen, were opened and operating by the beginning of 1998 (the first full year of operations). During the three month period ended September 30, 2000, the Company rented out the 100-seat restaurant at Playa Carmen.

PUBLIC LISTING OF STOCK ON OTCBB

In mid-August 2000 Central American Equities qualified under the new rules of the National Association of Securities Dealers (NASD) and listed its stock on the Over the Counter Bulletin Board ("OTCBB") under the symbol "CENE".

RESULTS OF OPERATIONS -- NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

The following is management's discussion and analysis of significant differences in the Company's financial position and operations (See Item 1 - Financial Statements).

BALANCE SHEET

Long-term debt, including debt to officers, was reduced by approximately $1.1 during the period. This was due primarily to the conversion of debt to equity. On June 23,

2000, the Company authorized the issuance of 1,254,508 shares of Common Stock to Richard Talley, the Chairman of the Board of Directors of the Company and 1,254,508 shares of its Common Stock to Paul King, a director of the Company in exchange for $1,254,508 in debt.

Current liabilities (accrued expenses and accounts payable) increased by approximately $265,000 during the first nine months of 2000. This increase partially reflects additional costs related to the public listing of stock and for salary due to the President of the Company.

Total assets on September 30, 2000 were approximately $8.0 million.

COMPARISON OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

During the nine month period ended September 30, 2000 total sales revenue increased to approximately $1,238,003. This is an increase of approximately 28% from the same period in 1999.

During the nine-month period ended September 30, 2000, total operational expenses (cost of services and general and administrative costs) were $1,232,422. This represents an increase of approximately 15% (approximately $160,000) from the same period in 1999. The majority of the increase can be attributed to costs related to the public listing of stock and to increases related to higher occupancy.

The Company had net positive income BEFORE interest expenses and depreciation. During the nine-month period ended September 30, 2000, income before interest expense (of $306,055) and depreciation (of ($164,252) was approximately $5,600 . Of the $306,055 in interest expense during the period, approximately $207,000 was a one-time expense related to the conversion of debt to equity for Company officers (see above). The remaining interest expense was related to the $500,000 loan with Commerce Overseas Bank.

Reflecting the one time interest costs related to the conversion of debt to equity for Company officers and expenses related to the public listing, net losses increased during the nine month period by approximately by $100,000 relative to the nine month period in 1999.

COMPARISON OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Tourism in Costa Rica is cyclical. The months of July, August, and September are "low season" months for tourism in Costa Rica and, as anticipated, the Company's monthly revenue has declined relative to the first two quarters of the year.

During the three month period ended September 30, 2000, total revenue was approximately $202,000, a decrease of approximately $40,000 from the same period in 1999. The decrease was due primarily to a decline in occupancy at Ecolodge San Luis and Sunset Reef in August/September. During the three-month period ended September 30, 2000, total operational expenses (cost of services and general and administrative costs) increased to approximately $405,000. During the same period in

1999, operational expenses were approximately $210,000. The majority of the increase was related to the public listing of stock in August 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had relied on sales of shares of common stock and loans to fund operations and make capital improvements. Through September 30, 2000, operations had resulted in losses and the Company has limited cash liquidity and capital resources. During this period, capitalization was not sufficient to fund necessary expenses and management sought and succeeded in acquiring loans for working capital from officers.

The Company has had limited, albeit improving, cash liquidity and capital resources . To the extent that the funds generated by revenues are insufficient to fund CAE's activities, it will be necessary to raise additional funds. In the short-term the Company will continue to seek loans from investors and other sources. The Company is in the process of renegotiating its current bank loan including attempting to increase the principle and the repayment period. Short-term plans also include raising additional funds through the sale of equity or property and acquiring or merging with companies or adding businesses that that are likely to exhibit positive net income (see Item 5 below).



                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

ACTIONS IN COSTA RICAN LABOR COURT

At this time there are actions against Central American Equities in the Costa Rican Labor Court that have been brought by former employees who had been dismissed by the Company due to poor performance or insubordination. These employees dispute the reason for their dismissal and, as such, claim they are entitled to additional monetary compensation. The Company considers these actions to be routine litigation that is incidental to the business (as defined under Reg. ss.228.103). It is anticipated that any contingent liability stemming from these claims would be immaterial to the Company.


ITEM 2. CHANGES IN SECURITIES

The Company did not sell or issue any securities of any kind during the three month period that ended on September 30, 2000.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has $500,000 outstanding against a $500,000 line of credit with

Commerce Overseas Bank, which bears interest at the prime rate plus 3%. Interest only is payable on the last day of each month. Principal payments were to begin on January 10, 2000 in monthly installments of $38,462, however, the bank has permitted an extended grace period and payment schedules are being renegotiated. As of September 2000, all interest payments on this loan were current. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

The Company has a note payable in the amount of $210,000 payable to a director of the Company, which was due on November 1, 2000. The note bears simple interest at 13% per annum and is secured by property owned by the Company. The Company is currently in the process of negotiating the terms of settlement for this debt.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the three month period ended September 30, 2000.


ITEM 5.  OTHER INFORMATION

On November 3, 2000 the Company announced that it had begun formal merger discussions with HealthCare Merger Corp (HMC, formerly known as Centracan, Inc.). HealthCare Merger is a US medical company incorporated in Nevada. It owns and operates high technology medical facilities in San Jose, Costa Rica including a magnetic resonance imaging facility and the first state-of-the-art cancer treatment center in Central America (with two linear accelerators), and ultrasound, mammography and stereotactic biopsy diagnostic facilities.


ITEM 6.  EXHIBITS AND REPORTS

There are no additional exhibits or reports filed herewith.

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