Form 10KSB
period 2000-12-31
CENTRAL AMERICAN EQUITIES INC
filed 2001-05-15
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal period ended December 31, 2000.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _____________.

                         Commission File Number 0-24185

                         CENTRAL AMERICAN EQUITIES CORP.

            Florida                                     65-0636168
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporated or organization)

                         Hotel Alta, Alto de las Palomas
                              Santa Ana, Costa Rica
                    (Address of Principal Executive Offices)

                               +011 (506) 282-4160
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Class A Common Stock, $.001 Par Value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding twelve (12) months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES |X| NO |_|.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. |_|

                                   $1,429,906

              (Issuer's revenues for its most recent fiscal year).

               (Aggregate market value of the voting stock held by
                          non-affiliates of Registrant)

             14,739,268 Shares Class A Common Stock, $.001 par value

      (Number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2000)

            Transitional Small Business disclosure format (check one)

                                 YES |X| NO |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10K of Registrant for the year ended December 31, 1998 Annual Report on Form 10K of Registrant for the year ended December 31, 1999

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT

ITEM 1. DESCRIPTION OF THE BUSINESS .......................................    4
  Formation of the Company ................................................    4
ITEM 2. DESCRIPTION OF THE PROPERTIES .....................................    4
  Hotel Alta ..............................................................    5
  Ecolodge San Luis & Biological Station ..................................    5
  Sunset Reef Marine Hotel ................................................    5
  Playa Carmen Restaurant .................................................    6
ITEM 3. LEGAL PROCEEDINGS .................................................    6
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............    6
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..........    6
  Description of Securities ...............................................    6
  Recent Sales of Unregistered Securities .................................    7
ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS ................................    9
  Overview ................................................................    9
  Merger Discussions with HealthCare Merger Corp. .........................    9
  Results of Operations -- Years Ending December 31, 1999 and 2000.........   10
  Liquidity and Capital Resources .........................................   11
  Significant Changes Occurring Post Fiscal Year ..........................   11
  Currency Devaluation ....................................................   12
ITEM 7. FINANCIAL STATEMENTS ..............................................   12
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS .....................   24
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS ................   24
  Identification of Directors and Executive Officers ......................   24
  Business Experience .....................................................   24
  Family Relationships ....................................................   26
  Involvement in Certain Legal Proceedings ................................   26
ITEM 10. EXECUTIVE COMPENSATION ...........................................   27
ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL OWNERS .....   28
  Security Ownership of Certain Beneficial Owners .........................   28
  Security Ownership of Management ........................................   29
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................   29
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................   30
VERIFICATION SIGNATURES ...................................................   31

ITEM 1. DESCRIPTION OF THE BUSINESS

Central American Equities Corp. (the "Company" or "CAE") is a US hospitality company, based in Los Angeles, California and incorporated in the State of Florida on January 23, 1996. The Company specializes in providing high-quality food and lodging in unique natural settings in Costa Rica. The company is in the business of owning and operating hotels and restaurants and real property in Costa Rica. Together, the properties provide an integrated eco-vacation experience in Costa Rica.

As of December 31, 2000, CAE included among its assets in Costa Rica three (3) hotels: Hotel Alta in Santa Ana (a suburb of the capital city of San Jose), Ecolodge San Luis and Biological Station (in the San Luis Valley near the world famous Monteverde Cloud Forest), and Sunset Reef (on the Pacific Ocean in Mal Pais adjacent to the protected Cabo Blanco Reserve). CAE also owns and operates La Luz Restaurant (located in Hotel Alta), Restaurant Playa Carmen (on the beach near Sunset Reef), and Alta Travel Planners (a full-service reservation, travel planning and marketing operation based in Costa Rica).

The first year of full operation of the Company's hotels was 1998. All Company owned facilities, except for Restaurant Playa Carmen, were opened and operating by the beginning of 1998. During 2000, Playa Carmen restaurant was rented. The company has approximately 75 full- and part-time employees.

Formation of the Company

Central American Equities was formed by the acquisition of several California limited partnerships. In December 1996, CAE combined the assets of four limited partnerships (Cal Tico, L.P. ("Cal Tico"), Ecolodge Partners L.P. ("Ecolodge"), MarineLodge Partners, L.P. ("MarineLodge") and, L.A. Cal L.P.) in a form of entity restructuring referred to as a "roll up." Under the terms of the roll-up of the dollar value of each partners' capital account was exchanged for one share of common stock in Central American Equities (a Florida corporation incorporated on January 23, 1996) for each dollar of capital. In exchange for the ownership of the four partnerships, CAE issued 10,881,277 shares of common stock on December 10, 1996. At this point the partnerships dissolved. (For a complete discussion of the creation of CAE and the original limited partnerships, please refer to the 1998 and 1999 10Ks).

ITEM 2. DESCRIPTION OF THE PROPERTIES

CAE consists of four properties in Costa Rica: Hotel Alta, Ecolodge San Luis & Biological Station, Sunset Reef Marine Hotel, and Playa Carmen Restaurant. Hotel Alta's land and buildings are owned by Hotelera Cal Tico, S.A., a Costa Rican corporation. The buildings of Ecolodge San Luis are owned by Ecoproyecto San Luis, S.A., a Costa Rican corporation. The land of Ecolodge San Luis is owned by Confluencia San Luis, S.A. which is 100% owned by Ecoproyecto San Luis, S.A Sunset Reef's land and buildings are owned by Sociedad Protectora de la Fauna y Flora de Mal Pais, S.A. a

Costa Rican company. Corporacion Muxia, S.A. a Costa Rican Corporation, owns the land and restaurant known as Playa Carmen As of December 31, 2000, CAE owned 100% of the stock of the following Costa Rican Corporations: Hotelera Caltico, S.A.; Ecoproyecto San Luis, S.A (which owns 100% of Confluencia San Luis, S.A.); and Sociedad Protectora de la Fauna y Flora de Mal Pais, S.A. (which owns 100% of Corporacion Muxia, S.A.). (See Items 6 and 7 for a discussion of changes in ownership of property that occurred subsequent to the period covered by this filing.)

Hotel Alta

Hotel Alta is a, 23-unit, luxury hotel located on approximately one acre of land in Santa Ana, 8 miles from downtown San Jose. Nearby Santa Ana (approximate population 27,000) and Escazu (approximate population 45,000) are considered among the most affluent districts of Costa Rica and are currently experiencing a significant real estate boom. Nearby facilities include two golf courses, tennis courts, and an equestrian center. A 60-seat fine dining restaurant located within the hotel is owned and operated by CAE. The restaurant receives guests from nearby hotels and upscale locals who seek gourmet meals. Additional facilities are provided for banquets and corporate events ranging in size from 35 to 80 guests.

Ecolodge San Luis & Biological Station

Ecolodge San Luis & Biological Station is an integrated ecotourism/research/education project directed on-site by two renowned tropical biologists. The 162-acre Ecolodge San Luis property is located at the head of the San Luis Valley, in northwestern Costa Rica, approximately 3.5 hours from San Jose's International Airport. The property borders on the world famous Monteverde Cloud Forest Reserve (acclaimed as "one of the most outstanding wildlife sanctuaries in the New World tropics" and named as one of the top ten ecotourism destinations in the world) and the Children's International Rain Forest.

CAE has designed Ecolodge San Luis to combine ecotourism, agro-tourism, education, and tropical forestry research in a showcase project that demonstrates that private enterprise must play a role in preserving tropical rain forests and that tourism itself is a critical driving force in their preservation. The Ecolodge has four complementary facets on one property: (1) a Biological Station with 30 bunk beds for students, researchers, and other visitors in rustic accommodations and shared baths; (2) a rain forest lodge with 12 cabinas; (3) four bungalows, each with bunk beds and private bath; and (4) a working tropical farm. Priced at varying levels of affordability, Ecolodge San Luis offers the opportunity for all to experience the rain forest but pay only for the level of comfort they can afford and desire.

Sunset Reef Marine Hotel

Sunset Reef Marine Hotel is located in the small Pacific beach-front town of Mal Pais on the southern tip of the Nicoya Peninsula. Mal Pais lies on the northern border of the renowned Absolute Natural Reserve of Sunset Reef --- described by one guide book as the "jewel of nature at the very tip of the Nicoya Peninsula."

Sunset Reef contains about 3 acres of beachfront land with 1500 feet of ocean frontage. It is surrounded by miles of unspoiled shoreline, spectacular beaches, and lush forests. Currently on site there is a fully operating 14-room hotel complete with pool, restaurant, and bar.

Playa Carmen Restaurant

The separate 100-seat restaurant with bar is located about three miles away from Sunset Reef Marine Hotel on the broad, white, sandy beach at Playa Carmen, known as one of the best surfing beaches in Costa Rica. The rectangular parcel has 168 feet of beach frontage and an area of 3.2 acres. Currently the restaurant is leased through the end of May 2001 at a fee of $1000 per month. CAE is considering subdividing the land and selling or leasing parts for use in other commercial activities.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during its fiscal year ended December 31, 2000.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Description of Securities

The Company's authorized capital stock consists of 20,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. As of December 31, 2000, 14,739,268 shares of common stock were issued and outstanding; no (0) shares of preferred stock were issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the stockholders. The common stock does not have cumulative voting rights, which means that the holders of a majority of the outstanding shares of common stock voting for the election of directors can elect all members of the board of directors. A majority vote is also sufficient for other actions that require the vote or concurrence of the stockholders (except in cases in which more than a simple majority is required by law). Holders of common stock are entitled to receive dividends, when, as, and if declared by the board of directors, in its discretion, from funds legally available therefore. Subject to the dividend rights of the holders of preferred stock, holders of shares of common stock are declared by the board of directors out of funds legally available therefore. Upon liquidation, dissolution or winding up of the Company, after payment to creditors and holders of preferred stock that may be outstanding, the holders of common stock are entitled to share ratably in the assets of the Company, if any. The Bylaws of the Company require that only a majority of the issued and outstanding shares of common stock of the Company need be represented to constitute a quorum and to transact business at a stockholders' meeting.

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

In mid-August 2000, Central American Equities qualified under the new rules of the National Association of Securities Dealers (NASD) and listed its stock on the Over the Counter Bulletin Board ("OTCBB") under the symbol "CENE". Between August 2000 and December 2000 the stock had a range of $0.04 to $2.43 per share. These quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The number of record holders of shares of the Company's common stock is approximately 430. The Company has not paid nor declared any dividends upon its shares of common stock since its inception and, does not contemplate or anticipate paying any dividends upon its shares of common stock in the near future. The transfer agent for the Company's common stock is Olde Monmouth Stock Transfer Company, Atlantic Highlands, NJ.

Recent Sales of Unregistered Securities.

See previous 10Qs and the 1998 and 1999 10Ks for a discussion of the sale of unregistered securities and the issuance of options prior to January 1, 2000.

Options

In April 2000, the Company issued options to purchase 10,000 shares of common stock to Alberto Carballo ("the Purchaser"). These options vest 20% per year, so that the Purchaser, while an employee of the Company, shall have the right to purchase 2,000 shares per year for five years. The shares may be purchased pursuant to the options at a price of $1.00 per share. The purchaser shall have the right to purchase all or any part of the Option Shares upon written notice of the exercise of the option on or before December 31st of each year in which an option is granted, commencing in 2000. In the event the Purchaser does not elect to purchase all of the Option Shares in any given year

(2,000 per year), the option granted by this Agreement shall be deemed expired as to such remaining Option Shares and purchaser shall have no further right to purchase said shares. To be effective, said written notice must be actually received by Company no later than 5:00 p.m on December 31st of each Option Year. In the event December 31st in any Option Year falls on a Sunday or a legal holiday, said notice must be actually received by Company no later than 5:00 p.m. on the last regular business day prior to December 31 of each Option Year.

In April 2000, the Company issued options to purchase shares of common stock to Michael Caggiano, the President and CEO of the Company. Those options to buy shares of CAE are as follows: 100,000 shares @ $0.75; 100,000 shares @ $1.25; and 100,000 shares @ $1.75. These options expire in five years (on April 13, 2005).

For each of the above transactions, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended, as provided by
Section 4(2) of the Act.

Exchange of Debt for Equity

The following presents information respecting the issuance of common stock of the Company without registration under the Securities Act of 1933 as amended (the "Securities Act") during 2000.

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

These issuances are claimed to have been exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as more fully described as follows:

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

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

Overview

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the fiscal year ended December 31, 2000. With the opening of Hotel Alta in December 1997, 2000 marked the third year of full operation of the Company's hotels. All Company owned facilities, except for Restaurant Playa Carmen, were open and operated by the Company during 2000. Restaurant Playa Carmen was open and operated during part of the year by a restaurant operator for a rental fee. In addition to a monthly rental fee, the Company received significant physical upgrades to the restaurant.

Revenues at the three (3) hotels are primarily dependent upon the occupancy rates and per room charges (although other services are sold). During 2000, improvements in occupancy and sales occurred at Hotel Alta and Sunset Reef hotels. Ecolodge San Luis' occupancy remained flat.

At Hotel Alta, the occupancy for the 12 months ended December 31, 2000 increased approximately 21% over the occupancy for the 12 month period ended December 31, 1999. In 2000, occupancy was approximately 47% at Hotel Alta.

At Sunset Reef, the occupancy for the 12 months ended December 31, 2000 increased approximately 26% over the occupancy for the 12 month period ended December 31, 1999. In 2000, year round occupancy was approximately 21% at Sunset Reef.

Merger Discussions with HealthCare Merger Corp

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

Results of Operations --- Years Ending December 31, 1999 and 2000

The following is management's discussion and analysis of significant differences in the Company's financial position and operations between the fiscal year ended December 31, 1999 and the fiscal year ended December 31, 2000 (See Item 7 - Financial Statements).

Balance Sheet

Between December 31, 1999 and December 31, 2000 total assets decreased from $8,094,640 to $7,954,404 reflecting primarily depreciation of $209,252 partially offset by increases in accounts receivable. Management considers 1998 as the end of the initial building stage of the hotels. No major assets were purchased in 2000.

Between Fiscal Year Ended (FYE) 1999 and FYE 2000 total liabilities decreased from $2,293,830 to $1,486,743. Long-term debt declined from $2,072,187 to approximately $1,043,995. This was due primarily to the conversion of debt to equity. On June 23, 2000, the Company authorized the issuance of 1,254,508 shares of Common Stock to Richard Talley, the Chairman of the Board of Directors of the Company and 1,254,508 shares of its Common Stock to Paul King, a director of the Company. Richard Talley and Paul King converted the debt and interest owed to them by the Company, in the amount of $1,254,508 to equity consisting of 2,509,016 shares of the Company's Stock at a value of $0.50 per share.

Stockholders continued to provide additional financing to the Company. During FYE 2000 new loans from shareholders totaled approximately $330,000. Note that the $210,000 loan from Director O.F.W. Rosenmiller, classified as "long term debt" on the 1999 balance sheet, has been reclassified in 2000 as "debt due to officers".

Current liabilities increased by about $221,000 during FYE 2000. This increase primarily reflects additional costs related to the public listing of stock and for salary due to the President of the Company.

Statement of Operations

Between December 31, 1999 and December 31, 2000 total sales revenue increased from $1,338,882 to $1,429,906.

Total operational expenses (cost of services and general and administrative costs) were $1,481,441. This represents a decline of approximately 11.9% ($199,532) from the same period in 1999. The decline can be attributed partly to the closure of travel offices in the US and the concomitant drop in selling expense for commissions, and decreases in other labor costs (although there have been cost savings across many expense categories). The decline in operational expense is larger than indicated as there were significant one-time costs during the year related to the public registration of stock and the initiation of trading on the OTCBB.

The Company had a loss of $51,535 before interest expenses and depreciation. During FYE 2000, depreciation was approximately $209,252. Of the $327,585 in interest expense during the period, approximately $207,000 was a one-time expense related to the conversion of debt to equity for Company officers (see above). The remaining interest expense was related to the $500,000 loan with Commerce Overseas Bank.

Net losses (including interest expenses and depreciation) have declined. Net loss for FYE 2000 was approximately $588,000. This is approximately 110,000 less then the net loss for FYE 1999. Between December 31, 1999 and December 31, 2000 cumulative losses (retained deficit) grew from $3,149,589 to $3,737,961.

Liquidity and Capital Resources

The Company had relied on sales of shares of common stock to fund operations and make capital improvements. To date, operations have resulted in losses and the Company has limited cash liquidity and capital resources. During this period, capitalization was not sufficient to fund necessary expenses and management sought and succeeded in acquiring about $330,000 in loans for working capital from stockholders (although it also reduced its long-term loans by about $1.25 million).

The Company has limited, albeit improving, cash liquidity and capital resources. To the extent that the funds generated by revenues are insufficient to fund CAE's activities, it will be necessary to raise additional funds. In the short-term the Company will continue to seek loans from investors and other sources. The Company is negotiating the refinancing of its current bank loan including increasing the principle and the repayment period. Long-term plans include raising additional funds through the sale of equity or non-performing property owned by the Company. At this time there are no commitments for major capital expenditures.

Significant Changes Occurring Post Fiscal Year (Subsequent Event)

Officer-Held Loan Negotiations

In November 1999, the Company agreed to a note in the amount of $210,000 payable to a director of the Company, O.Fred W. Rosenmiller. The note was collateralized by company property, Sunset Reef Marine Hotel. At the time of the agreement, the Company also used the Sunset Reef property as collateralization for salary past due for the President of the Company, Michael Caggiano, in the amount of $54,668. The note was due on November 1, 2000. On January 5, 2001, title for Sunset Reef Marine Hotel passed to Rosenmiller and Caggiano. In addition, on January 5, 2001, the Company reached an agreement with Rosenmiller and Caggiano that allowed the Company the option to purchase the Sunset Reef Marine Hotel at the amount of the debt plus fees (approximately $271,000). This option will expire on February 5, 2002. The Company also reached an agreement with Rosenmiller and Caggiano to rent Sunset Reef Marine Hotel through February 5, 2002 at a rate of $1000 per month. Rosenmiller and Caggiano further agreed that, if after the expiration of the option to purchase, it was not extended, any amounts received from the sale of the property, beyond the amounts owed to Rosenmiller and Caggiano, plus fees and interest, would be paid to the Company.

Currency Devaluation

Historically, changes in the rate of exchange between dollars and colones (the Costa Rican currency) has had an insignificant effect on liquidity because the rate of exchange is relatively predictable. The Central Bank eases devaluation pressure on the colon through a system called "mini-devaluation" whereby it decreases the colon's value daily by centimos, establishing a rate that is generally followed by most banks and exchange houses in the country. Since January 1996, the speed of devaluation of the colon against the dollar has slowed.

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

ITEM 7. FINANCIAL STATEMENTS

Audited financial statements follow:

                         Report of Independent Auditors

Board of Directors
Central American Equities Corp.

We have audited the accompanying consolidated balance sheet of Central American Equities Corp. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended, December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central American Equities Corp. and Subsidiaries at December 31, 2000 and the results of their operations, and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

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


Pinkham & Pinkham, P.C.
Certified Public Accountants

May 11, 2001
Cranford, New Jersey

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                  December 31,

                                     Assets

                                                       1999            2000
                                                   ------------    ------------
Current assets
  Cash and cash equivalents                        $     24,869    $     15,901
  Account receivable                                      4,220          37,073
  Inventory                                              10,040          11,074
  Prepaid expenses                                        2,805          14,704
                                                   ------------    ------------

                                                         41,935          78,752
                                                   ------------    ------------
Buildings and equipment,
 Net of depreciation                                  8,047,905       7,870,851
                                                   ------------    ------------

Other assets
  Security deposits                                       4,801           4,801
                                                   ------------    ------------

Total assets                                       $  8,094,640    $  7,954,404
                                                   ============    ------------

                       Liability and Stockholders' Equity

Current liabilities
  Accounts payable                                 $     44,770    $    329,149
  Accrued expenses                                      176,873         113,600
                                                   ------------    ------------

                                                        221,643         442,749
                                                   ------------    ------------
Other liabilities
  Long term debt                                        710,000         545,635
  Due to officers                                     1,362,187         498,360
                                                   ------------    ------------

                                                      2,072,187       1,043,995
                                                   ------------    ------------

                                                      2,293,830       1,486,743
                                                   ------------    ------------

Stockholders' equity
 Common stock - $.001 par value; 20,000,000
   Authorized, 14,739,268 issued and outstanding         12,230          14,739
 Preferred stock - $.001 par value; 1,000,000
   shares authorized, 0 issued and outstanding               --              --
  Additional paid-in capital                          8,897,817      10,149,816
  Unrealized gain on foreign exchange                    40,352          41,066
  Retained deficit                                   (3,149,589)     (3,737,961)
                                                   ------------    ------------

                                                      5,800,810       6,467,660
                                                   ------------    ------------

Total liabilities and stockholders' equity         $  8,094,640    $  7,954,404
                                                   ============    ------------

                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                        For the Years Ended December 31,

                                                    1999               2000
                                                ------------       ------------

Revenues                                        $  1,338,882       $  1,429,906

Cost of services                                     990,773            208,875
                                                ------------       ------------

Gross profit                                         348,109          1,221,031
                                                ------------       ------------

Operations
  General and administrative                         690,200          1,272,566
  Depreciation                                       241,289            209,252
                                                ------------       ------------

                                                     931,489          1,481,818
                                                ------------       ------------

                                                    (583,380)          (260,787)
                                                ------------       ------------

Other expense
  Interest expense                                   115,413            327,585
  Loss (gain) on foreign exchange                         --                 --
                                                ------------       ------------
                                                     115,413            176,090
                                                ------------       ------------

Provision for income taxes                                --                 --
                                                ------------       ------------

Net loss                                        $   (698,793)          (588,372)
                                                ============       ============

Net loss per common share                       $       (.06)      $       (.04)
                                                ============       ============

Weighted average share of
 common stock outstanding                         12,230,252         13,484,760
                                                ============       ============

                 See Notes to Consolidated Financial Statements

                     CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                                     Unrealized
                                             Common             Paid in           Retained            Foreign
                                              Stock             Capital            Deficit            Exchange             Total
                                           -----------        -----------        -----------         -----------        -----------
Balance 12/31/97                           $    12,205        $ 8,872,842        $(1,477,983)        $        --        $ 7,407,064

Issuance of common stock                            25             24,975                 --                  --             25,000

Unrealized gain on
 foreign exchange                                                                                         28,618             28,618

Net loss - Restated                                 --                 --           (972,813)                 --           (972,813)
                                           -----------        -----------        -----------         -----------        -----------

Balance 12/31/98                                12,230          8,897,817         (2,450,796)             28,618          6,487,869

Unrealized gain on
  foreign exchange                                  --                 --                 --              11,734             11,734

Net loss                                            --                 --           (698,793)                 --           (698,793)
                                           -----------        -----------        -----------         -----------        -----------

Balance 12/31/99                           $    12,230        $ 8,897,817        $(3,149,589)        $    40,352        $ 5,800,810
                                           ===========        ===========        ===========         ===========        ===========

Issuance of common stock                         2,509          1,251,999                 --                              1,254,508

Unrealized gain on
  foreign exchange                                  --                 --                 --                 714                714

Net loss                                            --                 --           (588,372)                 --           (588,372)
                                           -----------        -----------        -----------         -----------        -----------

Balance at 12/31/00                        $    14,739        $10,149,816        $(3,737,961)        $    41,066        $ 6,467,660
                                           ===========        ===========        ===========         ===========        ===========

                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                For the Year Ended   For the Year Ended
                                                 December 31, 1999   December 31, 2000
                                                 -----------------   -----------------
Cash flows from operating activities:
Net loss                                            $  (698,793)        $  (588,372)

Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation and amortization                         241,289             177,054
  Unrealized gain on foreign exchange                    11,734                 714
  Write-off of organization costs                            --                  --
  Forgiveness of debt                                        --                  --
  Stock issued in exchange for services                      --                  --
Change in assets and liabilities:
  Decrease (increase) in:
    Accounts receivable                                  42,388             (32,853)
    Inventory                                            17,481              (1,034)
    Prepaid expense                                      11,770             (11,899)
  Increase (decrease) in:
    Accounts payable                                    (13,241)            284,379
    Accrued expenses                                     16,977             (63,273)
                                                    -----------         -----------

Net cash used in operating activities                  (370,395)           (235,284)
                                                    -----------         -----------

Cash flow from investing activities:
 Security deposits                                           --                   0
 Organization and start-up costs                             --                  --
 Capital expenditures                                   (59,255)                  0
                                                    -----------         -----------

Net cash used in investing activities                   (59,255)           (500,968)
                                                    -----------         -----------

Cash flows from financing activities:
  Proceeds from loans                                   127,602              45,635
  Proceeds from loans from officers                     307,839             138,700
  Payment of loans                                           --          (1,212,527)
  Proceeds from issuance of common stock                     --               2,509
  Proceeds from additional paid-in capital                   --           1,251,999
                                                    -----------         -----------

Net cash provided by financing activities:              435,441             226,316
                                                    -----------         -----------

Net increase in cash                                      5,791              (8,968)

Cash - beginning of year                                 19,078              24,869
                                                    -----------         -----------

Cash - end of year                                  $    24,869         $    15,901
                                                    ===========         ===========

                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                      For the Year Ended   For the Year Ended
                                                       December 31, 1999   December 31, 2000
                                                      ------------------   -----------------
Supplemental Disclosure of Cash Flow Information:

Interest paid                                             $    81,721           $327,585
                                                          ===========           ========

Income taxes paid                                         $        --           $     --
                                                          ===========           ========

                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 Summary of Accounting Policies

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

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

      Adoption of Statement of Accounting Standard No. 128

      As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

      The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended December 31, 1997. For the years ended December 31, 1999 and 1998, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. A net loss was reported in 1998 and 1997, and accordingly, in those years the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 357,500 shares at December 31, 1998 were not included in loss per share calculations, because to do so would have been anti-dilutive.

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

      The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2000 and 1999, respectively, the carrying value of all financial instruments was not materially different from fair value.

      Income Taxes

      The Company has net operating loss carryovers of approximately $3.5 million as of December 31, 2000, expiring in the years 2012 through 2013. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

Note 2 - Going Concern

      As shown in the accompanying financial statements, the Company incurred a net loss of approximately $589,000 during the year ended December 31, 2000.

      The Company has received additional financing, continues to control expenses, and evaluates the ongoing performance of the Company's assets. The ability of the Company to continue as a going concern is dependent on the success of application and techniques. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Property and Equipment

      As of December 31, 2000 plant and equipment consisted of the following:

      Land                                                      $1,445,344
      Buildings                                                  6,670,904
      Machinery and equipment                                      129,963
      Furniture and fixtures                                       382,180
      Computer equipment                                            92,116
                                                                ----------
                                                                 8,720,507
      Less accumulated depreciation                                849,656
                                                                ----------

                                                                $7,870,851
                                                                ----------

 Note 4 - Notes Payable

      The Company has $481,376 outstanding against a $500,000 line of credit with Commerce Overseas Bank, which bears interest at the prime rate plus 3%. Interest only is payable on the last day of each month. Principal payments were to begin on January 10, 2000 in monthly installments of $38,462, however, payments are being renegotiated. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

      Notes payable as of December 31, 2000 are as follows:

         Note payable to sole shareholder dated July 21, 2000
         with interest at 21% due                                         42,300
         Note payable to sole shareholder dated November 30, 2000
         with interest at 6% due on                                      132,700

         Note payable to sole shareholder dated September 15, 2000
            with interest at 6% due on                                   149,660

         Note payable to sole shareholder dated July 15, 2000 with
            interest at 6% due on                                          6,000

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      The Company has a note payable in the amount of $210,000 payable to a shareholder, which is due when the Company goes public or on November 1, 2000. The note bears simple interest at 13% per annum and is secured by property owned by the Company. The due date is being re-negotiated.

Note 5 - Commitments

      The Company leases land under an agreement for a term from June 15, 1998 to June 14, 2001. The Company has an option to buy this property for $283,040 if purchased on June 15, 2001. Minimum rentals in the next year is as follows:

                  December 31,                          Amount
                  ------------                          ------

                  2001                                    7,500
                                                       --------

                                                        $ 7,500
                                                        -------

Note 6 - Business Combination

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

Note 7 -  Subsequent Event

      On January 5, 2001, the title for Sunset Reef Marine Hotel passed to Rosenmiller and Caggiano. At such date the Company entered into an agreement with the option to purchase Sunset Reef Marine Hotel for $271,000. The option will expire February 5, 2002. The Company has also reached an agreement to rent Sunset Reef Marine Hotel at the rate of $1,000 per month until February 5, 2002. Finally, if the option to purchase is not exercised or extended, any amounts received from the sale of the property beyond the amounts due to Rosenmiller and Caggiano, $210,000 and $54,668, respectively, plus fees and interest will be paid to the Company.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. Mr. Talley, Mr. Rosenmiller, and Mr. King were elected on 01/20/97. They will serve until the next meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination. In September 1998, Mr. Caggiano became the CEO and President of CAE and a board member of CAE.

        Name               Position Held                 Dates           Age
--------------------------------------------------------------------------------

Richard Talley           Chairman/Director         1/1997 to current      58
Michael Caggiano         President/CEO/Director    9/1998 to current      47
Paul King                Director                  1/1997 to current      36
W.F.O. Rosenmiller       Secretary/Director        1/1997 to current      68

Business Experience

RICHARD Wm. TALLEY, Chairman and Director of Central American Equities Corp (age 58, time spent on company business: 10 (ten) percent). Mr. Talley was (with Mr.
King) a representative of Cal TKCo, S.A., the general partner in several of the California Limited Partnerships that raised the seed money for the Costa Rican corporations that built the hotels (see Item 1 - Description of Business). As of August 1999, Mr. Talley has been the CEO of Talley and Co., an investment banking company located in Irvine, California.

Mr. Talley began his finance career with Smith Barney in New York. He opened and managed the Shearson office in Santa Barbara until its sale to American Express in 1983, at which time he founded Talley McNeil and Tormey, a regionally focused investment bank and brokerage firm. The firm was merged into a larger Southern California investment banking and brokerage firm in 1989. In 1993, Mr. Talley and Paul D. King founded Talley, King and Co., Inc. ("Talley King") with offices in Irvine, California. Talley, King & Co., Inc. was an investment bank which focuses on private placement financing.

Mr. Talley has been actively involved in Costa Rica for the last eight years. Mr. Talley is also Chairman of the Board of Centracan, Inc. a US-based medical corporation that owns and operates diagnostic and treatment facilities in Costa Rica. Mr. Talley holds a bachelor of arts degree in European History from the University of California, Santa Barbara and an MBA in Finance from Cornell University, Ithaca, New York.

MICHAEL N. CAGGIANO, Ph.D. President, Chief Executive Officer, and Director of Central American Equities (age: 47, time spent on company business: ninety (90) percent). Dr. Caggiano is also a officer and owner of Talley & Co. During part of 2000, Dr. Caggiano was also a Director of Cafe Britt, a roaster and distributor of premium Costa Rican coffee and a consultant to Centracan, a provider of high technology medical services in San Jose, Costa Rica.

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

Dr. Caggiano holds a Ph.D. and an M.Ph. in Public Policy Analysis from the RAND Graduate School of The RAND Corporation, an M.P.A. from the University of Southern California, and a B.A. in Government from Pomona College.

W.F.O. ROSENMILLER, Secretary and Director of Central American Equities Corp (age 68, time spent on Company business: one percent). During the past five years, Mr. Rosenmiller has been self-employed as a real estate broker, land developer, entrepreneurial investor and venture capitalist in the United States. He has also been an individual and partnership investor in Costa Rica. Since 1998, Mr. Rosenmiller has been a board member of Centracan, Inc., a US-based medical corporation that owns and operates medical diagnostic and treatment facilities in Costa Rica.

A graduate of Penn State University (BS) and Drexel University (MBA). Mr. Rosenmiller spent four years in the US Navy and was honorably discharged as a full lieutenant with expertise in open sea navigation as well as general nautical knowledge. Mr. Rosenmiller brings to the Partnership a wealth of management and development experience. As a director of the Snow Time Inc., a ski resort complex consisting of facilities in New York State and Lancaster, Pennsylvania with revenues in excess of 20 million, Mr. Rosenmiller, a founder of Ski Windham, Ski Round Top and Ski Liberty has had over thirty years experience in the hotel, restaurant, and bar business. As a director of Hamilton Bank, (subsidiary of Corestate Bank) he has had extensive experience on both the audit and credit sides of partnership lending as well as project projections. Most recently he has been involved in all aspects of a 200 acre subdivision of high end homes in York, PA. This project has received numerous national design awards.

PAUL KING, Director of Central American Equities Corp (age 36, time spent on company business: 1 (one) percent). From August 1999 to May 2000 Mr. King was the owner/principal of King Management Company, in Irvine California. From November 1992 to August 1999, Mr. King was a principal in Talley King & Company, Inc. and in partnership with Mr. Talley since 1989. During the last seven years, Mr. King has been intimately involved in the development of the Costa Rican properties. He has overseen the land acquisition permit, bidding, and construction process. He was responsible for all activities including the interface between Costa Rican corporations and US entities.

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

ITEM 10. EXECUTIVE COMPENSATION

The Company has no stock option or stock appreciation rights, long term or other incentive compensation plans, deferred compensation plans, stock bonus plans, pension plans, or any other type of compensation plan in place for its executive officers, or directors except as noted in Item 5 and listed below.

The following table sets forth the total compensation of current officers and directors during the fiscal years ended December 31, 1997, 1998, 1999, 2000. No officer of the Company earned more than $100,000 during such fiscal years.

             Name                   Title              Compensation
--------------------------------------------------------------------------------

Richard Wm. Talley (1)    Director                 1997                    0
                          Director                 1998                    0
                          Director                 1999                    0
                          Director                 2000                    0
Paul King (1)             Director                 1997                    0
                          Director                 1998                    0
                          Director                 1999                    0
                          Director                 2000                    0
W.F.O. Rosenmiller        Secretary/Director       1997                    0
                          Secretary/Director       1998                    0
                          Secretary/Director       1999                    0
                          Secretary/Director       2000                    0
Michael N. Caggiano (2)   NA                       1997                   NA
                          CEO/President/Director   1998              $20,000
                          CEO/President/Director   1999              $45,000 (3)
                          CEO/President/Director   2000              $0 (4)(5)

      (1) Does not include $100,100 in management fees received by Talley, King & Company, Inc. in 1997. Messrs. Talley and King were owners of Talley, King & Company, Inc.

      (2) During the third quarter of 1998 the Company issued 19,200 shares of its Class A Common Stock to Michael N. Caggiano, the Company's Consultant CEO/President. The shares were issued in lieu of payment for services rendered prior to him being appointed to his current position as CEO and President.

      (3) Mr. Caggiano's annual salary in 1999 was $65,000. As of December 31, 1999, Mr. Caggiano was owed $22,500 in past salary and $34,668 in compensation due for services rendered prior to becoming the CEO. These amounts were included in accounts payable.

      (4) Mr. Caggiano's annual salary was increased to $75,000 in April 2000. As of December 31, 2000, Mr. Caggiano was owed $89,400 in past salary and $34,668 in compensation due for services rendered prior to becoming the CEO. These amounts are included in accounts payable.

      (5) On April 12, 2000 the board additionally compensated Mr. Caggiano with 100,000 shares of CAE stock (one-third, or 33,333 shares, equally from the holdings of directors Talley, King and Rosenmiller). Mr. Caggiano was also granted options to buy CAE shares of Class A Common Stock as follows: 100,000 shares @ $0.75; 100,000 shares @ $1.25; and 100,000 shares @ $1.75 (all to expire in 5 years).

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

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL OWNERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of the Company's total common stock as of December 31, 2000:

                    Number of Shares
                      Beneficially
 Name and Address         Owned        Percent of Total        Class
--------------------------------------------------------------------------------

Richard Wm. Talley       724,181             4.9%          Common Stock
19200 Von Karman
Irvine, CA 92612

Paul King                755,266 (1)         5.1%          Common Stock
1954 Port Cardigan     ---------            ----
Newport Beach, CA
92660

Totals                  1,479,447           10.0%

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

Security Ownership of Management

The following sets forth the shareholdings of the Company's directors and executive officers as of December 31, 2000:

                    Number of Shares
                      Beneficially
 Name and Address         Owned        Percent of Total        Class
---------------------------------------------------------------------------

Richard Wm. Talley       724,181             4.9%           Common Stock

Paul King (1)          755,266 (1)           5.1%           Common Stock

W.F. Rosenmiller (2)     380,495             2.6%           Common Stock

Michael Caggiano         131,202             0.9%           Common Stock
                        ---------           ----

Totals                  1,991,144           13.5%

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

      (2) The shares are registered as follows: CR DE ESCAZU EMPRESA COSTARICENSE-364,941 shares of common stock and CR INVERSION ESCAZU LIMITADA-48,887 shares of common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 23, 2000, the Company authorized the issuance of 1,254,508 shares of Common Stock to Richard Talley, the Chairman of the Board of Directors of the Company and 1,254,508 shares of its Common Stock to Paul King, a director of the Company. Richard Talley and Paul King converted the debt owed to them by the Company, in the amount of $1,254,508 to equity consisting of 2,509,016 shares of the Company's Stock at a value of $0.50 per share. The issuance of such shares cancelled the debt on the books of the Company. See Item 5 (Market for Common Equity and Related Stockholder Matters: Recent Sales of Unregistered Securities) for a additional information concerning this transaction.

In November 1999, the company agreed to a note in the amount of $210,000 payable to a director of the Company, O. Fred W. Rosenmiller. The note was collateralized by Company property, Sunset Reef Marine Hotel. At the time of the agreement, the Company also used the Sunset Reef property as collateralization for salary past due for the President of the Company, Michael Caggiano, in the amount of $54,668. The note was due on November 1, 2000. On January 5, 2001, title for Sunset Reef Marine Hotel passed to Rosenmiller and Caggiano. In addition, on January 5, 2001, the Company reached an agreement with Rosenmiller and Caggiano that allowed the Company the option to purchase the Sunset Reef Marine Hotel at the amount of the debt plus fees (total of approximately $271,000). This option will expire on February 5, 2002. The Company also reached an agreement with Rosenmiller and Caggiano to rent Sunset Reef Marine Hotel through February 5, 2002 at a rate of $1000 per month. Rosenmiller and Caggiano further agreed that, if after the expiration of the option it was not extended, any amounts received from the sale of the property beyond the amounts owed to Rosenmiller and Caggiano plus fees and interest, would be paid to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are filed with this Form 10-KSB. Additional exhibits may be found in the Annual Report on Form 10K of the Registrant for the year ended December 31, 1998 and 1999. No reports were filed on Form 8-K during the last quarter of the period covered by this report.

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