Form 10QSB
period 2001-03-31
CENTRAL AMERICAN EQUITIES INC
filed 2001-06-07
CIK 1060426

                       US SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the transition period from             to          .

                         Commission File Number 0-24185

                         CENTRAL AMERICAN EQUITIES CORP.

           Florida                                       65-0636168
           (State or other jurisdiction of         (IRS Employer Identification
           incorporated or organization)           Number)

                         Hotel Alta, Alto de las Palomas
                              Santa Ana, Costa Rica
           (Mailing: POB 718/1260 Plaza Colonial, Escazu, Costa Rica)
                    (Address of Principal Executive Offices)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
Annual Report on Form 10-KSB of Registrant for the year ended December 31, 1998,
                                   1999, 2000

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

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                    Unaudited

                                     ASSETS


                                                             March 31, 2001   December 31, 2000
                                                             --------------   -----------------
Current assets
  Cash and cash equivalents                                  $     15,816      $     15,901
  Account receivable                                               78,974            37,073
  Inventory                                                        29,890            11,074
  Prepaid expenses                                                  5,818            14,704
                                                              -----------      ------------

                                                                  130,497            78,752
                                                              -----------       -----------
Buildings and equipment,
 Net of depreciation                                            7,086,219         7,870,851
                                                             ------------         ---------

Other assets
  Long-Term Assets                                                485,332                 0
  Other Assets                                                      4,801             4,801
                                                             ------------      ------------
                                                                  490,133             4,801

Total assets                                                 $  7,706,849      $  7,954,404
                                                             ============      ============

                      LIABILITY AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                           $    280,587      $    329,149
  Accrued expenses                                                154,004           113,600
                                                             ------------          --------

                                                                  434,591           442,749
                                                             ------------       -----------
Other liabilities
  Long term debt                                                  545,635           545,635
  Due to officers                                                 288,360           498,360
                                                             ------------       -----------

                                                                1,268,586         1,043,995

Stockholders' equity
 Common stock - $.001 par value; 20,000,000
   Authorized, 12,230,252 issued and outstanding                   14,739            14,739
 Preferred stock - $.001 par value; 1,000,000
   shares authorized, 0 issued and outstanding                         --                --
  Additional paid-in capital                                   10,149,816        10,149,816
  Unrealized gain on foreign exchange                              42,784            41,066
  Retained deficit                                             (3,769,076)       (3,737,961)
                                                             ------------      ------------

                                                                6,438,263         6,467,660

Total liabilities and stockholders' equity                   $  7,706,849      $  7,954,404
                                                             ============       ===========


                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                    Unaudited
                   For the three month period ended March 31,


                                                 2000            2001
                                            ------------     ------------

Revenues                                    $    514,281     $    346,626
                                            ------------     ------------

Cost of Services                                  81,332          139,360
                                            ------------     ------------

Gross Profit                                     432,949          207,265
                                            ------------     ------------

Operations
     General & Administrative                    273,522          176,860
     Depreciation                                 55,000           34.632
                                            ------------     ------------

Total General & Administrative                   328,522          211,492
                                            ------------     ------------

Interest Expense                                  36,930           26,889
                                            ------------     ------------

Income taxes                                           0                0

NET INCOME (Loss)                           $     67,497     $    (31,115)
                                            ============     ============

Weighted Average share of
Common Stock Outstanding                      12,230,252       14,739,268
                                            ============     ============

Net Gain (Loss) per Common Share            $        .01     $       (.00)
                                            ============     ============

Net Gain (Loss) per Fully Diluted Share     $        .01     $       (.00)
                                            ============     ============



                (See Notes to Consolidated Financial Statements)

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                        Unaudited Statements of Cash Flow
                      For the Three Months Ended March 31,


                                                         2000          2001
                                                       --------      --------
Cash flows from operating activities:
 Net Income                                            $ 67,497      $(31,115)

Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Unrealized Loss on Foreign Exchange                      (405)        1,718
  Depreciation and amortization                          55,000        34,632
 Decrease (increase) in:
  Accounts receivable                                   (20,789)      (41,901)
  Inventory                                              (2,596)      (18,816)
  Prepaid expense and other                              20,978         8,886
 (Increase) decrease in:
  Accounts payable                                      (24,120)        6,106(1)
  Accrued expenses                                       36,920        40,404
                                                       --------      --------

Net cash used in operating activities:                   16,689           (86)
                                                       --------      --------

Cash flows from investing activities:
  Capital expenditures                                   (5,133)            0
                                                       --------      --------

Net cash used in investing activities                        --             0
                                                       --------      --------

Cash flows from financing activities:
  Proceeds from loans                                        --             0
  Proceeds from loans from officers                      25,190             0
                                                       --------      --------

Net cash provided by financing activities:                   --             0
                                                       --------      --------

Net increase (decrease) in cash                          36,746           (86)

Cash - beginning of period                               24,869        15,900
                                                       --------      --------

Cash - end of period                                   $ 61,615      $ 15,816
                                                       ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest                                               $ 36,930      $ 26,869
Income Taxes                                                  0             0

----------
Note: (1) Cash flow changes for accounts payable have been adjusted for a non-cash change of $54,668. This amount was payable in salary owed to the CEO of the Company and eliminated by the passage of title for Sunset Reef. See Note 7 of the Notes to Consolidated Financial Statements.

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

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

Note 2 - GOING CONCERN

         As shown in the accompanying financial statements, the Company incurred a small net loss during the three month period ended March 31, 2001.

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

Note 3 - PROPERTY AND EQUIPMENT

         As of March 31, 2001 plant and equipment consisted of the following:

         Land                                                         $1,445,344
         Buildings                                                     6,670,904
         Machinery and equipment                                         129,963
         Furniture and fixtures                                          382,180
         Computer equipment                                               92,116
                                                                      ----------
                                                                       8,720,507
         Less accumulated depreciation                                   884,288
         Less loss of asset                                              750,000
                                                                      ----------

                                                                      $7,086,219
                                                                      ==========

 Note 4 -NOTES PAYABLE

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

         Notes payable as of March 31, 2001 are as follows:

         Note payable to sole shareholder dated July 21, 2000
         with interest at 21% due                                       42,300

         Note payable to sole shareholder dated November 30, 2000
         with interest at 6% due on                                    132,700

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Note payable to sole shareholder dated September 15, 2000
            with interest at 6% due on                                 149,660

         Note payable to sole shareholder dated July 15, 2000 with
            interest at 6% due on                                        6,000

Note 5 - COMMITMENTS
         The Company leases land under an agreement for a term from June 15, 1998 to June 14, 2001. The Company has an option to buy this property for $283,040 if purchased on June 15, 2001. Minimum rentals in the next year are as follows:


                  December 31,                            Amount
                  ------------                            ------

                  2001                                    7,500
                                                       --------

                                                       $  7,500
                                                       ========

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

Note 7 - LOSS OF ASSET

         On January 5, 2001, the title for Sunset Reef Marine Hotel passed to Rosenmiller and Caggiano. At such date the Company entered into an agreement with the option to purchase Sunset Reef Marine Hotel for $271,000. The option will expire February 5, 2002. The Company has also reached an agreement to rent Sunset Reef Marine Hotel at the rate of $1,000 per month until February 5, 2002. Finally, if the option to purchase is not exercised or extended, any amounts received from the sale of the property beyond the amounts due to Rosenmiller and Caggiano plus fees and interest will be paid to the Company.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month period ended March 31, 2001.

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

CAE includes among its assets in Costa Rica two hotels: Hotel Alta in Santa Ana (a suburb of the capital city of San Jose), Ecolodge San Luis and Biological Station (in the San Luis Valley near the world famous Monteverde Cloud Forest). It rents Hotel Sunset Reef on the Pacific Ocean in Mal Pais adjacent to the protected Cabo Blanco Reserve (see Item 3 and Note 7 from the financial statements). CAE also owns La Luz Restaurant (located in Hotel Alta), Restaurant Playa Carmen (on the beach near Sunset Reef), and a reservation, travel planning and marketing operation located within Hotel Alta. The Company has approximately 75 full and part-time employees.

All Company facilities, except for Restaurant Playa Carmen, were open and operating by the beginning of 1998 (the first full year of operations). During the three month period ended March 31, 2001, the Company rented out the 100-seat restaurant at Playa Carmen.

RESULTS OF OPERATIONS --- THREE MONTH PERIOD ENDED MARCH 31, 2001

The last three months of 2000 and the first three months of 2001 represented a time of strategic regrouping for the Company. Although the Company went public in August 2000, it was unable to raise funds necessary for working capital or expansion through the sale of stock during the subsequent six-month period. As a consequence, limited cash flow required the Company to reduce expenditures, including reductions in personnel, advertising, and marketing. At the end of December 2000 and the beginning of January 2001, additional staff reductions were made in management including the contracting out of internal accounting services. (Because severance settlements were made during this three-month period, the full effects of the cuts will not be reflected in the statement of operations until the second quarter of 2001).

A reduction in marketing, coupled with a slowing of the American economy (the vast majority of tourists to the Company's hotels come from the United States) and an increase in competition from other hotels and restaurants, affected occupancy at the Company's hotels during the three-month period ended March 31, 2001. Compared to the same three-month period in 2000, in 2001, growth in occupancy at Sunset Reef was flat and at Hotel Alta, occupancy declined slightly (particularly in February and March). Competitive pressure from several recently opened restaurants in the Santa Ana-Escazu area also contributed to a decline in restaurant revenues at Restaurante La Luz (in Hotel Alta). Significantly, continued declines in occupancy and revenue at Ecolodge San Luis over the last 6 to 12 months have caused the Company to evaluate its ability to make a profit on this facility.

FUTURE COMPANY DIRECTIONS: CREATION OF THE DIVISION OF GAMING AND ENTERTAINMENT

Management took several steps to try to strengthen the Company during the first three months of 2001. Of greatest significance, during March 2001, the Company created the division of gaming and entertainment to explore opportunities in supplying services to the internet gaming industry. Internet gaming is legal in Costa Rica. The recent passage of legislation legalizing certain types of internet gaming in Nevada appears to signal a new era of growth for the gaming industry in which the Company, with its ties in Costa Rica, could participate.

During the first three months of 2001, the Company also continued merger discussions with Health Care Merger Corporation (formerly Centracan), that had been initiated during the previous quarter. Although a merger with HMC remains a future possibility, the Company currently considers the cost of such a merger high and, as a result, discussions have not progressed.

COMPARISON OF STATEMENT OF OPERATIONS FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000

The following is management's discussion and analysis of significant differences in the Company's financial position and operations (See Item 1 - Financial Statements).

During the three month period ended March 31, 2001, total sales revenue were $346,626, a decline of approximately $168,000 from the same period in 2000. During the three-month period ended March 31, 2001, total operational expenses (cost of services and operational costs) were $316,220. This represents a decline in expenses of approximately 11% from the same period in 2000. The decline can be attributed primarily to decreases in labor costs. During the three-month period ended March 31, 2001, the Company earned about $4000 (before depreciation of about $35,000 and including interest costs of about $27,000). The net loss, after depreciation, was $31,115.

Total assets for the Company declined by approximately $248,000. The balance sheet reflects the loss of a Company asset. In November 1999, the Company agreed to a note in the amount of $210,000 payable to a director of the Company, O. Fred W. Rosenmiller. The note was collateralized by Company property, Sunset Reef Marine Hotel. At the time of the agreement, the Company also used the Sunset Reef property as collateralization for salary past due for the President of the Company, Michael Caggiano, in the amount of $54,668 (see Item 3).

On January 5, 2001, title for Sunset Reef Marine Hotel passed to Rosenmiller and Caggiano. In addition, on January 5, 2001, the Company reached an agreement with Rosenmiller and Caggiano that allowed the Company the option to purchase the Sunset Reef Marine Hotel at the amount of the debt plus fees (total of approximately $264,668). This option will expire on February 5, 2002. The Company also reached an agreement with Rosenmiller and Caggiano to rent Sunset Reef Marine Hotel through February 5, 2002 at a rate of $1000 per month. Rosenmiller and Caggiano further agreed that, if after the expiration of the option it was not extended, any amounts received from the sale of the property beyond the amounts owed to Rosenmiller and Caggiano plus fees and interest, would be paid to the Company.

These transactions are recorded on the balance sheet as follows: (a) Sunset Reef, valued at $750,000, is removed as an asset and (b) $485,332, (the 750,000 value of Sunset Reef less the amount owed to Rosenmiller and Caggiano) is added to the balance sheet as a long-term asset. Additionally, debt to officers is reduced by $210,000. Accounts payable is also reduced.

LIQUIDITY AND CAPITAL RESOURCES

The Company had relied on sales of shares of common stock to fund operations and make capital improvements. Through March 31, 2001, operations had resulted in losses and the Company has limited cash liquidity and capital resources. During this period, capitalization was not sufficient to fund necessary expenses and management sought and succeeded in acquiring loans for working capital from officers.

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

ITEM 2. CHANGES IN SECURITIES

The Company did not sell or issue any securities of any kind during the three month period that ended on March 31, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the period ended March 31, 2001.

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