Form 10QSB
period 2001-06-30
CENTRAL AMERICAN EQUITIES INC
filed 2001-08-24
CIK 1060426

                       US SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                    Unaudited

                                     ASSETS


                                                                             JUNE 30, 2001  DECEMBER 31, 2000
                                                                             -------------  -----------------
Current assets
  Cash and cash equivalents                                                   $     25,024    $     15,901
  Account receivable                                                               104,987          37,073
  Inventory                                                                         27,078          11,074
  Prepaid expenses                                                                   7,793          14,704
                                                                              ------------    ------------

                                                                                   164,882          78,752
                                                                              ------------    ------------
Buildings and equipment,
 Net of depreciation                                                             7,052,559       7,870,851
                                                                              ------------    ------------

Other assets

  Long-Term Assets                                                                 485,332               0
  Other Assets                                                                       4,801           4,801
                                                                              ------------    ------------
                                                                                   490,133           4,801

Total assets                                                                  $  7,707,575    $  7,954,404
                                                                              ============    ============


                       LIABILITY AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                            $    303,006    $    329,149
  Accrued expenses                                                                 212,064         113,600
                                                                              ------------    ------------

                                                                                   515,070         442,749
                                                                              ------------    ------------
Other liabilities

  Long term debt                                                                   545,635         545,635
  Due to officers                                                                  288,360         498,360
                                                                              ------------    ------------

                                                                                 1,349,065       1,043,995
                                                                              ------------    ------------

Stockholders' equity

 Common stock - $.001 par value; 20,000,000
   Authorized, 12,230,252 issued and outstanding                                    14,739          14,739
 Preferred stock - $.001 par value; 1,000,000
   shares authorized, 0 issued and outstanding                                          --              --
  Additional paid-in capital                                                    10,149,816      10,149,816
  Unrealized gain on foreign exchange                                               43,260          41,066
  Retained deficit                                                              (3,849,306)     (3,737,961)
                                                                              ------------    ------------

                                                                                 6,358,509       6,467,660

Total liabilities and stockholders' equity                                    $  7,707,574    $  7,954,404
                                                                              ============    ============


                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    Unaudited


                                                                 For the Three
                               For the Six Months Ended           Months Ended
                                        June 30,                     June 30,
                                  2000          2001           2000           2001
                              -----------    -----------    -----------    -----------
Revenues                        1,035,807        666,862        521,526        320,236
Cost of services                  163,298        307,838         81,966        168,478
                              -----------    -----------    -----------    -----------

Gross profit                      872,509        359,024        439,560        151,758
                              -----------    -----------    -----------    -----------
Operations
 General and administrative       663,577        340,365        390,055        163,505
 Depreciation                     120,819         68,291         65,819         33,660
                              -----------    -----------    -----------    -----------

                                  784,396        408,656        455,874        197,164
                              -----------    -----------    -----------    -----------

                              -----------    -----------    -----------    -----------
Other expense
 Interest expense                 253,612         61,713        216,682         34,824
 Loss on foreign exchange              --                            --
                              -----------    -----------    -----------    -----------
                                  253,612                       216,682         34,824

                              -----------    -----------    -----------    -----------
Total Expense                   1,038,008        778,207        672,556        400,467
                              -----------    -----------    -----------    -----------

Net Income (loss)                (165,499)      (111,345)      (232,996)       (80,230)
                              ===========    ===========    ===========    ===========

Net Loss per Share                   (.01)         (0.01)          (.02)          (.01)
                              ===========    ===========    ===========    ===========

Weighted average share of
 common stock outstanding      12,326,753     14,739,268     12,423,253     14,739,268
                              ===========    ===========    ===========    ===========


                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                        Unaudited Statements of Cash Flow
                        For the Six Months Ended June 30,


                                                        2000         2001
                                                     ---------    ---------
Cash flows from operating activities:
 Net Income                                          $  67,497    $(111,345)

Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Unrealized Loss on Foreign Exchange                     (405)       2,194
  Depreciation and amortization                         55,000       68,292
Decrease (increase) in:
  Accounts receivable                                  (20,789)     (67,914)
  Inventory                                             (2,596)     (16,004)
  Prepaid expense and other                             20,978        6,911
(Increase) decrease in:
  Accounts payable                                     (24,120)      28,525
  Accrued expenses                                      36,920       98,464
                                                     ---------    ---------

Net cash used in operating activities:                  16,689        9,123
                                                     ---------    ---------

Cash flows from investing activities:

  Capital expenditures                                  (5,133)           0
                                                     ---------    ---------

Net cash used in investing activities                       --            0
                                                     ---------    ---------

Cash flows from financing activities:
  Proceeds from loans                                       --            0
  Proceeds from loans from officers                     25,190            0
                                                     ---------    ---------

Net cash provided by financing activities:                  --            0
                                                     ---------    ---------
Net increase (decrease) in cash                         36,746        9,123

Cash - beginning of period                              24,869       15,901
                                                     ---------    ---------

Cash - end of period                                 $  61,615    $  25,024
                                                     =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest                                             $  36,930    $  61,713
Income Taxes                                                 0            0


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

         FOREIGN EXCHANGE

         Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates throughout the period.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

         The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At June 30, 2001 and December 31, 2000, respectively, the carrying value of all financial instruments was not materially different from fair value.

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

Note 2 -  GOING CONCERN

         As shown in the accompanying financial statements, the Company incurred a net loss during the six month period ended June 30, 2001.

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

Note 3 -  PROPERTY AND EQUIPMENT

         As of June 30, 2001 plant and equipment consisted of the following:


         Land                                              $ 1,445,344
         Buildings                                           6,670,904
         Machinery and equipment                               129,963
         Furniture and fixtures                                382,180
         Computer equipment                                     92,116
                                                           -----------
                                                             8,720,507

         Less accumulated depreciation                         917,948
         Less loss of asset                                    750,000
                                                           -----------

                                                           $ 7,052,559
                                                           ===========

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

         Notes payable as of June 30, 2001 are as follows:

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

Note 5 -  COMMITMENTS

         The Company leases land under an agreement for a term from June 15, 1998 to June 14, 2001. The Company has an option to buy this property for $283,040 if purchased on June 15, 2001. The Company is currently renegotiating this lease. Minimum rentals in the next year are as follows:


                           DECEMBER 31,                    AMOUNT
                           ------------                  ----------
                           2001                             7,500
                                                          -------

                                                          $ 7,500
                                                          =======

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

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the six month period ended June 30, 2001.

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

All Company facilities, except for Restaurant Playa Carmen, were open and operating by the beginning of 1998 (the first full year of operations). During part of the six month period ended June 30, 2001, the Company rented out the 100-seat restaurant at Playa Carmen.

RESULTS OF OPERATIONS --- SIX MONTH PERIOD ENDED JUNE 30, 2001

The first six months of 2001 represented a time of strategic regrouping for the Company. Although the Company went public in August 2000, it was unable to raise funds necessary for working capital or expansion through the sale of stock during the subsequent eleven-month period. As a consequence, limited cash flow required the Company to reduce expenditures, including reductions in personnel, advertising, and marketing. During the first six months of 2001, additional staff reductions were made in management including the contracting out of internal accounting services. In July, management revamped the marketing and sales department.

A reduction in marketing, coupled with a slowing of the American economy
(more than 75% of tourists and business travelers to the Company's hotels come from the United States) and an increase in competition from other hotels and restaurants, affected occupancy at the Company's hotels during the six-month period ended June 30, 2001. Compared to the same six-month period in 2000, in 2001, growth in occupancy at Sunset Reef was flat and at Hotel
Alta, occupancy declined slightly (particularly in February and March). Competitive pressure from several recently opened restaurants in the Santa Ana-Escazu area also contributed to a decline in restaurant revenues at Restaurante La Luz (in Hotel Alta). Significantly, continued declines in occupancy and revenue at Ecolodge San Luis over the last 12 months have caused the Company to evaluate its ability to make a profit on this facility. The Company is currently in discussion with several potential buyers concerning the sale of the Ecolodge.

FUTURE COMPANY DIRECTIONS

Management took several steps to strengthen the Company during the first six months of 2001. Of greatest significance, during June 2001, the Company actively sought, and began negotiations with, an internet gaming company to explore opportunities in supplying services to the internet gaming industry. Internet gaming is legal in Costa Rica.

During the first six months of 2001, the Company had merger discussions with Health Care Merger Corporation (formerly Centracan), that had been initiated during the last quarter of 2000. Although a merger with HMC remains a future possibility, the Company currently considers the cost of such a merger high and, as a result, discussions have not progressed.

In addition, as indicated below, management sharply reduced expenditures. In July 2001, the Company also made several significant changes in management, dismissing the general manager of Hotel Alta and changing the composition of the marketing and sales staff.

COMPARISON OF STATEMENT OF OPERATIONS FOR THE 6-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

The following is management's discussion and analysis of significant differences in the Company's financial position and operations (See Item 1 - Financial Statements).

During the six month period ended June 30, 2001, total sales revenue were $666,862, a decline from the same period in 2000. During the six-month period ended June 30, 2001, total operational expenses (cost of services and operational costs) were $648,203. This represents a decline in expenses of approximately 22% from the same period in 2000. During the six-month period ended June 30, 2001, the Company earned about $18,000 (before depreciation of about $68,000 and including interest costs of about $62,000). The net loss, including depreciation and interest, was about $111,000.

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


                                      -12

These transactions are recorded on the balance sheet as follows: (a) Sunset Reef, valued at $750,000, is removed as an asset and (b) $485,332, (the $750,000 value of Sunset Reef less the amount owed to Rosenmiller and Caggiano) is added to the balance sheet as a long-term asset. Additionally, debt to officers is reduced by $210,000. Accounts payable is also reduced.

At this time, it is management's intention to pay the loan collateralized with Sunset Reef and return Sunset Reef to the balance sheet if it achieves the expected revenues from the sale of the Ecolodge.

LIQUIDITY AND CAPITAL RESOURCES

The Company had relied on sales of shares of common stock to fund operations and make capital improvements. Through June 30, 2001, operations had resulted in losses and the Company has limited cash liquidity and capital resources. During this period, capitalization was not sufficient to fund necessary expenses and management sought and succeeded in acquiring loans for working capital from officers.

The Company has had limited, albeit improving, cash liquidity and capital resources. To the extent that the funds generated by revenues are insufficient to fund CAE's activities, it will be necessary to raise additional funds. In the short-term the Company will continue to seek loans from investors and other sources. The Company is in the process of renegotiating its current bank loan including attempting to increase the principle and the repayment period. Short-term plans also include raising additional funds through the sale of equity.


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

ITEM 2.   CHANGES IN SECURITIES

The Company did not sell or issue any securities of any kind during the three month period that ended on June 30, 2001.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company did not default upon any securities of any kind during the three month period that ended on June 30, 2001. See Note 7 to the financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the period ended June 30, 2001.

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