Form 10QSB
period 2001-09-30
CENTRAL AMERICAN EQUITIES INC
filed 2001-11-19
CIK 1060426

                       US SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                    Unaudited

                                     ASSETS



                                                                             SEPT.30, 2001  DECEMBER 31, 2000
                                                                             -------------  -----------------
Current assets
  Cash and cash equivalents                                                   $     14,248    $     15,901
  Account receivable                                                                78,101          37,073
  Inventory                                                                         15,613          11,074
  Prepaid expenses                                                                     780          14,704
                                                                              ------------    ------------

                                                                                   108,743          78,752
                                                                              ------------    ------------
Buildings and equipment,
 Net of depreciation                                                             7,019,059       7,870,851
                                                                              ------------    ------------

Other assets
  Long-Term Assets                                                                 485,332               0
  Other Assets                                                                       4,801           4,801
                                                                              ------------    ------------
                                                                                   490,133           4,801

Total assets                                                                  $  7,617,935    $  7,954,404
                                                                              ============    ============


                       LIABILITY AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                            $    267,737    $    329,149
  Accrued expenses                                                                 296,682         113,600
                                                                              ------------    ------------

                                                                                   564,419         442,749
                                                                              ------------    ------------
Other liabilities
  Long term debt                                                                   542,300         545,635
  Due to officers                                                                  293,360         498,360
                                                                              ------------    ------------

                                                                                 1,400,079       1,043,995

Stockholders' equity
 Common stock - $.001 par value; 20,000,000
   Authorized, 12,230,252 issued and outstanding                                    14,739          14,739
 Preferred stock - $.001 par value; 1,000,000
   shares authorized, 0 issued and outstanding                                          --              --
  Additional paid-in capital                                                    10,149,816      10,149,816
  Unrealized gain on foreign exchange                                               23,925          41,066
  Retained deficit                                                              (3,970,623)     (3,737,961)
                                                                              ------------    ------------

                                                                                 6,217,857       6,467,660
                                                                              ------------    ------------

Total liabilities and stockholders' equity                                    $  7,617,935    $  7,954,404
                                                                              ============    ============



                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    Unaudited



                                                                       For the Three
                                  For the Nine Months Ended             Months Ended
                                       September 30,                    September 30,
                                  2000             2001            2000            2001
                              ------------    ------------    ----------------------------

Revenues                      $  1,238,003    $    883,499    $    202,196    $    216,637

Cost of services                   208,875         444,953          45,577         137,115
                              ------------    ------------    ------------    ------------

Gross profit                     1,029,128         438,546         156,619          79,522
                              ------------    ------------    ------------    ------------

Operations
 General and administrative      1,023,547         477,286         359,970         136,921
 Depreciation                      164,252         101,951          43,433          33,500
                              ------------    ------------    ------------    ------------

                                 1,187,799         579,237         403,403         170,421
                              ------------    ------------    ------------    ------------

Other expense
 Interest expense                  306,055          92,131          52,443          30,418
 Loss on foreign exchange               --              --              --              --
                              ------------    ------------    ------------    ------------

                                   306,055          92,131          52,443          30,418
                              ------------    ------------    ------------    ------------
Total Expenses                   1,493,854       1,116,161         455,846         337,954
                              ------------    ------------    ------------    ------------

Net Income (loss)                 (464,726)       (232,662)       (299,227)       (121,317)
                              ============    ============    ============    ============

Net Loss per Share            $      (.035)   $      (.015)   $       (.02)   $      (.008)
                              ============    ============    ============    ============

Weighted average share of
 common stock outstanding       13,066,591      14,739,268      14,739,268      14,739,268
                              ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                             Statements of Cash Flow
                     For the Nine Months Ended September 30,
                                    Unaudited


                                                  2000           2001
                                              ------------   ------------
Cash flows from operating activities:
 Net Income (Loss)                            $  (464,726)   $  (232,662)

Adjustments to reconcile net loss to
 net cash provided by operating activities:

  Unrealized Loss on Foreign Exchange                 714        (17,141)
  Depreciation and amortization                   164,252        101,792
 Increase (decrease) in:
  Accounts receivable                             (43,073)       (41,028)
  Inventory                                       (22,129)        (4,539)
  Prepaid expense and other                       (13,576)        13,924
 (Increase) decrease in:
  Accounts payable                                 92,573         (6,744)*
  Accrued expenses                                172,154        183,082
                                              -----------    -----------

Net cash provided by operating activities:       (113,811)        (3,317)
                                              -----------    -----------

Cash flows from investing activities:
  Capital expenditures                            (15,952)
                                              -----------    -----------

Net cash used in investing activities             (15,952)
                                              -----------    -----------

Cash flows from financing activities:
  Proceeds from loans
  Proceeds from loans from officers               128,916
  Payment of loans                              1,254,508
  Proceeds from issuance of common stock            2,509
  Proceeds from additional paid-in capital      1,251,999
                                              -----------    -----------

Net cash provided by financing activities:        128,916
                                              -----------    -----------

Net increase (decrease) in cash                      (847)        (1,653)

Cash - beginning of period                         24,869         15,901
                                              -----------    -----------

Cash - end of period                          $    24,022    $    14,248
                                              ===========    ===========


Note: (*) Cash flow changes for accounts payable have been adjusted for a non-cash change of $54,668. This amount was payable in salary owed to the CEO of the Company and eliminated by the passage of title for Sunset Reef. See Note 7 of the Notes to Consolidated Financial Statements.

                 See Notes to Consolidated Financial Statements


Supplemental Disclosure of Cash Flow Information:

   Interest paid                              $   306,055    $     92,131
                                              ===========    ============

   Income taxes paid                          $        --    $         --
                                              ===========    ============



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

Note 2 - GOING CONCERN

        As shown in the accompanying financial statements, the Company incurred a net loss during the nine month period ended September 30, 2001.

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

Note 3 - PROPERTY AND EQUIPMENT

        As of June 30, 2001 plant and equipment consisted of the following:


        Land                                               $ 1,445,344
        Buildings                                            6,670,904
        Machinery and equipment                                129,963
        Furniture and fixtures                                 382,180
        Computer equipment                                      92,116
                                                           -----------
                                                             8,720,507

        Less accumulated depreciation                          951,448
        Less loss of asset                                     750,000
                                                           -----------

                                                           $ 7,019,059
                                                           ===========

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

        Notes payable as of September 30, 2001 are as follows:

           Note payable to sole shareholder dated July 21, 2000
           with interest at 21% due                                       42,300

           Note payable to sole shareholder dated November 30, 2000
           with interest at 6% due on                                    132,700

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

           Note payable to sole shareholder dated September 15, 2000 with
               interest at 6% due on                                     149,660

           Note payable to sole shareholder dated July 15, 2000 with
               interest at 6% due on                                       6,000

           Note payable to sole shareholder dated May 8, 2001 with
               interest at 6% due on                                       5,000


Note 5 - COMMITMENTS

        The Company leases land under an agreement for a term from June 15, 1998 to June 14, 2001. The Company has an option to buy this property for $283,040 if purchased on June 15, 2001. The Company is currently renegotiating this lease. Minimum rentals in the next year are as follows:

                           December 31,                     Amount
                           ------------                   ---------

                           2001                              7,500
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

Note 7 - LOSS OF ASSET

        On January 5, 2001, the title for Sunset Reef Marine Hotel passed to Rosenmiller and Caggiano. At such date the Company entered into an agreement with the option to purchase Sunset Reef Marine Hotel for $271,000. The option will expire February 5, 2002. The Company has also reached an agreement to rent Sunset Reef Marine Hotel at the rate of $1,000 per month until February 5, 2002. Finally, if the option to purchase is not exercised or extended, any amounts received from the sale of the property beyond the amounts due to Rosenmiller and Caggiano plus fees and interest will be paid to the Company. These transactions were recorded on the balance sheet as follows: (a) Sunset Reef, valued at $750,000, was removed as an asset and (b) $485,332, (the $750,000 value of Sunset Reef less the amount owed to Rosenmiller and Caggiano) is added to the balance sheet as a long-term asset. Additionally, debt to officers was reduced by $210,000. Accounts payable was also reduced.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the nine month period ended September 30, 2001.

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

CAE includes among its assets in Costa Rica two hotels: Hotel Alta in Santa Ana (a suburb of the capital city of San Jose), Ecolodge San Luis and Biological Station (in the San Luis Valley near the world famous Monteverde Cloud Forest). It rents Hotel Sunset Reef on the Pacific Ocean in Mal Pais adjacent to the protected Cabo Blanco Reserve (Note 7 from the financial statements). CAE also owns La Luz Restaurant (located in Hotel Alta), Restaurant Playa Carmen (on the beach near Sunset Reef), and a reservation, travel planning and marketing operation located within Hotel Alta. The Company has approximately 70 full and part-time employees.

All Company facilities, except for Restaurant Playa Carmen, were open and operating by the beginning of 1998 (the first full year of operations). During part of the nine-month period ended September 30, 2001, the Company rented out the 100-seat restaurant at Playa Carmen. The Company plans to open and operate Restaurant Playa Carmen beginning in November 2001.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE 3-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND
2000

The three-month period reported in this 10-QSB encompasses the traditional low season when travel to Costa Rica declines markedly. This year the Company has been additionally challenged by lower travel demand brought on by the terrorist attacks of September 11. However, during the three-month period ended September 30, management decisions to cut costs (reported below under the section below entitled "Strategic Regrouping") have helped ease the usual cash-flow pressure historically generated by the drop in demand for hotel rooms.

During the three-month period ended September 30, 2001, total sales revenue was $216,637, an increase of 7.1% from the same period in 2000. During the three-month period ended September 30, 2001, total operational expenses (cost of services and operational costs) were $274,036. This represents a decline in expenses of approximately $131,511 or 32% from the same period in 2000. During the three-month period ended September 30, 2001 the Company lost approximately $57,000 (before depreciation of about $33,500 and interest costs of about $30,000). The net loss, including depreciation and interest, was about $121,000. During the same period in 2000, the Company's net loss was approximately $300,000.


                                      -12

STRATEGIC REGROUPING

The first seven months of 2001 represented a time of strategic regrouping for the Company. Although the Company went public in August 2000, it was unable to raise funds necessary for working capital or expansion through the sale of stock during the subsequent twelve-month period. As a consequence, limited cash flow required the Company to reduce expenditures, including reductions in personnel, advertising, and marketing. During the first seven months of 2001, additional staff reductions were made in management including the contracting out of internal accounting services. In July, management revamped the marketing and sales department and dismissed the general manager of Hotel Alta .

A reduction in marketing, coupled with a slowing of the American economy (more than 75% of tourists and business travelers to the Company's hotels come from the United States) and an increase in competition from other hotels and restaurants, affected occupancy at the Company's hotels during the nine-month period ended September 30, 2001. This reduction was exacerbated by a sharp drop in travel to Costa Rica immediately following the terrorist events of September
11. It is unknown how quickly travel to Costa Rica will return to previous levels.

During the first six months of 2001, growth in occupancy at Sunset Reef was flat and at Hotel Alta, occupancy declined slightly (particularly in February and March). Competitive pressure from several recently opened restaurants in the Santa Ana-Escazu area also contributed to a decline in restaurant revenues at Restaurante La Luz (in Hotel Alta). Significantly, continued declines in occupancy and revenue at Ecolodge San Luis over the last 12 months have caused the Company to evaluate its ability to make a profit on this facility. The Company is currently in discussion with several potential buyers concerning the sale of the Ecolodge, one of which has negotiated an option to purchase the Ecolodge.

During the nine-month period ended September 30, total assets for the Company declined by approximately $336,000. The balance sheet reflects the loss of a Company asset. In November 1999, the Company agreed to a note in the amount of $210,000 payable to a director of the Company, O. Fred W. Rosenmiller. The note was collateralized by Company property, Sunset Reef Marine Hotel. At the time of the agreement, the Company also used the Sunset Reef property as collateralization for salary past due for the President of the Company, Michael Caggiano, in the amount of $54,668 (see Note 7 in the Financial Statements). It is management's intention to pay the loan collateralized with Sunset Reef and return Sunset Reef to the balance sheet if it achieves the expected revenues from the sale of the Ecolodge.

FUTURE DIRECTION: SEEKING MERGER OR ACQUISITION CANDIDATES

Management took several steps to try to strengthen the Company during the first nine months of 2001. Of greatest significance, management has been seeking to grow the business through acquisitions or mergers with strategic partners in Costa Rica. To date, two acquisitions have been contemplated, although neither has reached fruition. In June 2001, management began negotiations with an internet gaming company in an effort to explore opportunities in supplying services to the internet gaming industry. Because it was provided with insufficient data to analyze the merits of the acquisition, management allowed a letter of intent with the internet company to expire without action in September of 2001. Future prospects of merger with this internet gaming company are currently uncertain.

The Company has also had merger discussions with Health Care Merger Corporation (formerly Centracan), that had been initiated during the last quarter of 2000. Although a merger with HMC remains a future possibility, the Company currently considers the cost of such a merger high and, as a result, discussions have not progressed. Recent changes in the management of HMC may revive these discussions.

The company has continued to actively seek potential merger and partnership opportunities in the tourism and related industries.

LIQUIDITY AND CAPITAL RESOURCES

The Company had relied on sales of shares of common stock to fund operations and make capital improvements. Through September 30, 2001, operations had resulted in losses and the Company has limited cash liquidity and capital resources.

The Company has had limited, albeit improving, cash liquidity and capital resources . To the extent that the funds generated by revenues are insufficient to fund CAE's activities, it will be necessary to raise additional funds. In the short-term the Company will continue to seek loans from investors and other sources. The Company is in the process of renegotiating its current bank loan including attempting to increase the principle and the repayment period. Short-term plans also include raising additional funds through the sale of equity or assets.


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

ITEM 2. CHANGES IN SECURITIES

The Company did not sell or issue any securities of any kind during the three month period that ended on September 30, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not default upon any securities of any kind during the three month period that ended on September 30, 2001. See Note 7 to the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the period ended September 30, 2001.

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