Form 10KSB
period 2001-12-31
CENTRAL AMERICAN EQUITIES INC
filed 2002-05-16
CIK 1060426

                       US SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


(X) Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal period ended December 31, 2001.

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

                         Hotel Alta, Alto de las Palomas
                              Santa Ana, Costa Rica
           (Mailing: POB 718-1260 Plaza Colonial, Escazu, Costa Rica)
                    (Address of Principal Executive Offices)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [ ]

                                   $1,121,892

              (Issuer's revenues for its most recent fiscal year).

               (Aggregate market value of the voting stock held
                       by non-affiliates of Registrant)

             14,739,268 Shares Class A Common Stock, $.001 par value

   (Number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2001

            Transitional Small Business disclosure format (check one)
                                YES [ X ] NO [ ]

                 DOCUMENTS INCORPORATED BY REFERENCE

  Annual Report on Form 10K of Registrant for the year ended December 31, 1998 Annual Report on Form 10K of Registrant for the year ended December 31, 1999 Annual Report on Form 10K of Registrant for the year ended December 31, 2000 Report on Form 8K of January 2002


                 INFORMATION REQUIRED IN REGISTRATION STATEMENT
   ITEM 1. DESCRIPTION OF THE BUSINESS...................................................................4
      FORMATION OF THE COMPANY...........................................................................4
   ITEM 2. DESCRIPTION OF THE PROPERTIES.................................................................4
      HOTEL ALTA.........................................................................................5
      SUNSET REEF MARINE HOTEL...........................................................................5
      TROPICANA RESTAURANT AT PLAYA CARMEN...............................................................5
   ITEM 3.  LEGAL PROCEEDINGS............................................................................6
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................6
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................................6
      DESCRIPTION OF SECURITIES..........................................................................6
      RECENT SALES OF UNREGISTERED SECURITIES............................................................7
   ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS............................................................7
      OVERVIEW...........................................................................................7
      FUTURE DIRECTION: MERGER OR ACQUISITION............................................................9
      RESULTS OF OPERATIONS --- YEARS ENDING DECEMBER 31, 2000 AND 2001.................................10
      LIQUIDITY AND CAPITAL RESOURCES...................................................................11
      CURRENCY DEVALUATION..............................................................................11
   ITEM 7. FINANCIAL STATEMENTS.........................................................................12
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS................................................22
   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS...........................................22
      IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS................................................22
      BUSINESS EXPERIENCE...............................................................................22
      FAMILY RELATIONSHIPS..............................................................................24
      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS..........................................................24
   ITEM 10.  EXECUTIVE COMPENSATION.....................................................................25
   ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL OWNERS...............................27
      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS...................................................27
      SECURITY OWNERSHIP OF MANAGEMENT..................................................................27
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................28
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................................................29
   VERIFICATION SIGNATURES..............................................................................30

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

As of December 31, 2001, CAE owned Hotel Alta in Santa Ana (a suburb of the capital city of San Jose), and rented with an option to purchase Sunset Reef (on the Pacific Ocean in Mal Pais adjacent to the protected Cabo Blanco Reserve). CAE also owns and operates La Luz Restaurant (located in Hotel Alta), Restaurant Tropicana (on the beach at Playa Carmen near Sunset Reef), and ATP-Costa Rica (a full-service reservation, travel planning and in-bound tour operation based in Costa Rica).

The first year of full operation of the Company's hotels was 1998. All Company owned facilities, except for Restaurant Tropicana, were opened and operating by the beginning of 1998. During late 2001, Tropicana Restaurant was operated by the company (in past years it had been rented on a monthly basis). On December 31, 2001, the Company had approximately 65 full-time, part-time and contract employees.

FORMATION OF THE COMPANY

Central American Equities was formed by the acquisition of several California limited partnerships. In December 1996, CAE combined the assets of four limited partnerships (Cal Tico, L.P. ("Cal Tico"), Ecolodge Partners L.P. ("Ecolodge"), MarineLodge Partners, L.P. ("MarineLodge") and, L.A. Cal L.P.) in a form of entity restructuring referred to as a "roll up." Under the terms of the roll-up of the dollar value of each partners' capital account was exchanged for one share of common stock in Central American Equities (a Florida corporation incorporated on January 23, 1996) for each dollar of capital. In exchange for the ownership of the four partnerships, CAE issued 10,881,277 shares of common stock on December 10, 1996. At this point the partnerships dissolved. (For a complete discussion of the creation of CAE and the original limited partnerships, please refer to the 1998 and 1999 10KSBs).


ITEM 2. DESCRIPTION OF THE PROPERTIES

CAE consists of two properties in Costa Rica: Hotel Alta (including Restaurante La Luz), and Tropicana Restaurant at Playa Carmen. CAE operates Sunset Reef Marine Hotel and holds an option to purchase it for $271,000. Hotel Alta's land and buildings are owned by Hotelera Cal Tico, S.A., a Costa Rican corporation. Corporacion Muxia, S.A. a Costa Rican Corporation, owns the land at Playa Carmen and restaurant Tropicana. As of December 31, 2001, CAE owned 100% of the stock of the following Costa Rican Corporations: Hotelera Caltico, S.A. and Sociedad Protectora de la Fauna y Flora de Mal Pais, S.A. (which owns 100% of Corporacion Muxia, S.A.). (See Items 6 and 7 and

Notes 7 and 8 of the Financial Statements for a discussion of changes in ownership of property that occurred during the period covered by this filing.)

HOTEL ALTA

Hotel Alta is a, 23-unit, luxury hotel located on approximately one acre of land in Santa Ana, 8 miles from downtown San Jose. Nearby Santa Ana (approximate population 27,000) and Escazu (approximate population 45,000) are considered among the most affluent districts of Costa Rica and are currently experiencing a significant real estate boom. Nearby facilities include two golf courses, tennis courts, and an equestrian center. A 60-seat fine dining restaurant located within the hotel is owned and operated by CAE. The restaurant receives guests from nearby hotels and upscale locals who seek gourmet meals. Additional facilities are provided for banquets and corporate events for up to 100 guests.

SUNSET REEF MARINE HOTEL

Sunset Reef Marine Hotel is located in the small Pacific beach-front town of Mal Pais on the southern tip of the Nicoya Peninsula. Mal Pais lies on the northern border of the renowned Absolute Natural Reserve of Sunset Reef --- described by one guide book as the "jewel of nature at the very tip of the Nicoya Peninsula."

Sunset Reef contains about 3 acres of beachfront land with 1500 feet of ocean frontage. It is surrounded by miles of unspoiled shoreline, spectacular beaches, and lush forests. Currently on site there is a fully operating 14-room hotel complete with pool, restaurant, and bar. On January 5, 2001, the title for Sunset Reef Marine Hotel passed to Rosenmiller and Caggiano . At such date the Company entered into an agreement with the option to purchase Sunset Reef Marine Hotel for $271,000. The Company has also reached an agreement to rent Sunset Reef Marine Hotel at the rate of $1,000 per month through February 5, 2002.

On December 18, 2001, Ecolodge San Luis and Biological Station was sold to the University of Georgia for $895,000. When payments are received, it is the Company's intent to apply proceeds from the sale to exercise the option to repurchase Sunset Reef.

TROPICANA RESTAURANT AT PLAYA CARMEN

Tropicana, a 100-seat restaurant with bar is located approximately three miles away from Sunset Reef Marine Hotel on the broad, white, sandy beach at Playa Carmen, known as one of the best surfing beaches in Costa Rica. The rectangular parcel has 168 feet of beach frontage and an area of 3.2 acres. In November 2001, CAE began to operate the restaurant. Prior to this date it had been leased from January through the end of May 2001 at a fee of $1000 per month. CAE is considering subdividing the land and selling or leasing parts for use in other commercial activities. It is also considering using the property as collateral to help finance additional activities.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during its fiscal year ended December 31, 2001.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DESCRIPTION OF SECURITIES

The Company's authorized capital stock consists of 20,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. As of December 31, 2001, 14,739,268 shares of common stock were issued and outstanding; no (0) shares of preferred stock were issued nor outstanding.

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

In mid-August 2000, Central American Equities qualified under the new rules of the National Association of Securities Dealers (NASD) and listed its stock on the Over the Counter Bulletin Board ("OTCBB") under the symbol "CENE". Between January 2001 and December 2001 the stock had a range of approximately $0.03 to $0.65 per share. These quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The number of record holders of shares of the Company's common stock is approximately 234 with approximately 410 stock certificates outstanding. The Company has not paid nor declared any dividends upon its shares of common stock since its inception and, does not contemplate or anticipate paying any dividends upon its shares of common stock in the near future. The transfer agent for the Company's common stock is Olde Monmouth Stock Transfer Company, 77 Memorial Parkway, Atlantic Highlands, NJ.

RECENT SALES OF UNREGISTERED SECURITIES.

No Company securities were sold in 2001. See previous 10Qs and the 1998 and 1999 10Ks for a discussion of the sale of unregistered securities and the issuance of options prior to January 1, 2001.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the fiscal year ended December 31, 2001.

OVERVIEW

With the opening of Hotel Alta in December 1997, 2001 marked the fourth year of full operation of the Company's hotels. During 2001, the Company attempted to respond to several critical challenges.

IMPROVING CASH FLOW.

Although the Company went public in August 2000, it was unable to raise funds necessary for working capital or expansion through the sale of stock during the subsequent eighteen-month period. As a consequence, limited cash flow and uncertain opportunity to require additional loans or other funding sources, required the Company to reduce expenditures.

THE RECESSION AND THE TERRORIST ATTACKS LED TO A DECLINE IN OCCUPANCY. A reduction in marketing, coupled with a slowing of the American economy (more than 75% of tourists and business travelers to the Company's hotels come from the United States) and an increase in competition from several new hotels and restaurants, affected occupancy at the Company's hotels during the first nine months of 2001. During the first nine months of 2001, growth in occupancy at Sunset Reef grew slightly and at Hotel Alta, occupancy declined slightly (particularly in February and March). This reduction was exacerbated by a sharp drop in travel to Costa Rica during the period following the terrorist events of September 11. (Hotel Alta did not begin to experience an upturn from previous years until April of 2002.)

COST REDUCTIONS. With additional funding through loans uncertain, management felt it was critical to end negative cash flow during 2001. During the first nine months of 2001, staff reductions were made in management including the contracting out of internal accounting services. In July, management revamped the marketing and sales department and dismissed the general manager of Hotel Alta. During 2001, total operational costs (costs of services plus general and administrative costs) were reduced by approximately $238,000 (or 16.1%) from the previous year. As a consequence, for the first time, no additional financing from stockholders or other sources was necessary during the year.

RESTRUCTURING THE LOAN ON HOTEL ALTA.

During 2001, the Company had $481,376 outstanding against a $500,000 line of credit with Banco BCT, which had interest at the prime rate plus 3%. The note was (and is currently) collateralized by Hotel Alta.The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. Principal payments were to begin on January 10, 2000 in monthly installments of $38,462. However, with limited cash flow and no proceeds from a planned sale of stock, the Company was unable to make principal payments on the loan.

During 2001, interest only was paid on the loan to keep it from default. In February 2002, the Company succeeded in restructured the loan. The new terms include a length of 70 months; an annual interest rate of prime rate plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Principal payments in the first year will vary from $3,000 to $9,000 per month.

SALE OF ECOLODGE SAN LUIS

Continued declines in occupancy and revenue at Ecolodge San Luis & Biological Station over the 12 months prior to July 2001 caused the Company to evaluate its ability to make a profit on this facility. In July 2001, management decided to sell Ecolodge San Luis because of its disappointing sales and profit levels and because it believed that a greater return could be achieved by investing elsewhere.

In December 2001, the Company sold Ecolodge San Luis property, all related assets, structures, and the hotel business and its operating licenses to Corporacion Negro y Rojo de San Luis S.A., a Costa Rica corporation affiliated with the University of Georgia. (Milton and Diana Lieberman, former employees of Central American Equities represented the University Georgia in this transaction and, in addition, were officers of Corporacion Negro y Rojo de San Luis S.A.)

Total consideration for the sale was $895,000 dollars including previously received option payments. The gain on the sale of the asset (net price less net book value) was $295,000. The price was based upon the value of assets and the ongoing business. The Company initially financed the purchase of the asset under the following terms: a) a 10% interest rate (13% if payments are delinquent), b) a varying payment schedule to be completed within one-year of sale, and c) a $3000 (increasing to $4,500) monthly rental fee for the Ecolodge San Luis hotel business to be paid until payments for the business are completed. Initial receipts from the purchase were used to pay all Ecolodge San Luis liabilities including all severance-related payments to employees. (In May 2002, the Company renegotiated the sale. The Company forgave interest and rental payments in exchange for a faster payment of all outstanding principal.)

CAE will retain a wholesaler relationship with Ecolodge San Luis. The Company will continue to send guests to Ecolodge San Luis as a wholesaler ---- retaining 40% (60% through May 2002 when remaining principal is paid) of fees charged to guests. Ecolodge San Luis plans to send guests to Hotel Alta and Sunset Reef (CAE's other hotels in Costa Rica) from the University of Georgia.

Management plans to use proceeds from the sale to reduce corporate debt including debt related to Sunset Reef, thereby achieving its reacquisition (see below). Management is also actively exploring the opportunity to use funds from the sale of the Ecolodge to purchase other tourism-related businesses or properties in Costa Rica.

REPURCHASING SUNSET REEF.

In November 1999, the Company agreed to a note in the amount of $210,000 payable to a director of the Company, O. Fred W. Rosenmiller. The note was collateralized by Company property, Sunset Reef Marine Hotel. At the time of the agreement, the Company also used the Sunset Reef property as collateralization for salary past due for the President of the Company, Michael Caggiano, in the amount of $54,668 (see Note 7 in the Financial Statements). Unable to repay the loan when due in November of 2000, ownership of Sunset Reef passed to Rosenmiller and Caggiano in January 2001. The Company, however, continued to operate Sunset Reef and it remained a source of revenue.

It is management's intention to pay the loan collateralized with Sunset Reef and return Sunset Reef to the balance sheet when it achieves the expected revenues from the sale of the Ecolodge.

FUTURE DIRECTION: MERGER OR ACQUISITION

Management is taking several steps to try to strengthen the Company during 2002. Of greatest significance, management has been seeking to grow the business through a merger with a strategic partner in Costa Rica. Among its assets, management continues to believe that the Company's public trading status makes it an attractive merger partner.

The Company has continued to actively seek potential merger and partnership opportunities in tourism and related industries. Currently it is exploring the potential synergies of a merger with a local air transportation provider.

During 2001, two acquisitions had been contemplated, although neither reached fruition. The Company had merger discussions with Health Care Merger Corporation (formerly Centracan). The Company considered the cost of such a merger high and, as a result, discussions ended in April 2001. In May 2001, management began negotiations with an internet gaming company in an effort to explore opportunities in supplying services to the internet gaming industry. Because it was provided with insufficient data to analyze the merits of the acquisition, management allowed a letter of intent with this company to expire without action in September of 2001.

OTHER OPPORTUNITIES. During 2002, management sees several opportunities for Company growth unrelated to mergers or acquisitions. First, if terrorism activities are insignificant and the US economy recovers, travel to Costa Rica may increase with subsequent increases in occupancy at Sunset Reef and Hotel Alta. Second, management achieved significant sales through the operations of Restaurant Tropicana at Playa Carmen. These sales are predicted to increase in 2002. Third, with the hiring of a new marketing and sales team in the first quarter of 2002, management will focus on the expansion over the internet of its ATP-Costa Rica (in-bound travel) operations.

RESULTS OF OPERATIONS --- YEARS ENDING DECEMBER 31, 2000 AND 2001

The following is management's discussion and analysis of significant differences in the Company's financial position and operations between the fiscal year ended December 31, 2000 and the fiscal year ended December 31, 2001

BALANCE SHEET

Between December 31, 2000 and December 31, 2001 total assets decreased from $7,954,404 to $7,776,557 reflecting primarily depreciation of $131,417. During this period, although two Company assets were removed from the list of fixed assets (Ecolodge San Luis and Sunset Reef), their loss was balanced partially by an increase in accounts receivable (of $755,000 from the sale of Ecolodge San
Luis) and an increase in long-term assets (the option to repurchase Sunset
Reef).

Between Fiscal Year Ended (FYE) 2000 and FYE 2001, total liabilities decreased from $1,486,743 to $1,376,552. Long-term debt declined from $1,043,995 to $818,035. This was due primarily to the cancellation of debt due to an officer (Rosenmiller) through the transfer of Sunset Reef. For the first time, no additional financing from officers or other sources was necessary.

Current liabilities increased by about $116,000 during FYE 2001. This increase partially reflects salary due to the President of the Company.


STATEMENT OF OPERATIONS

Revenues at the three (3) hotels are primarily dependent upon the occupancy rates and per room charges (although other services are sold). During 2001, occupancy at Hotel Alta and Sunset Reef remained approximately the same from 2000. Ecolodge San Luis' occupancy declined. Seeing this continuing trend, the Company decided to sell Ecolodge San Luis in July 2001. Management began to shutdown operations at Ecolodge in August, having received a letter of intent to buy in July. By October all Ecolodge San Luis employees had been liquidated in preparation for a sale in October (when the first option on the Ecolodge was to expire). During the last quarter of 2001 the Company paid all liabilities on the property.

Between December 31, 2000 and December 31, 2001 total sales revenue decreased from $1,429,906 to $1,121,892. This partially reflects the foregone revenues from a closing Ecolodge. Total operational expenses (cost of services and general and administrative costs) were $1,243,397 in 2001. This represents a decline of a $238,043 (16.1%) from the same period in 2000. The decline in operational expense is larger than indicated as there were significant one-time costs during the year related to the closure of Ecolodge San Luis.

The Company had a gain of $173,494 BEFORE interest expenses and depreciation. This gain included $295,000 of net gain from the sale of Ecolodge San Luis (net price less net book value). During FYE 2001, depreciation was approximately $131,417. Of the $91,992 in interest expense during the period, the majority was interest and fees related to the $500,000 loan with Banco BCT.

Net losses (including interest expenses and depreciation) have declined significantly. Net loss for FYE 2001 was $49,916. This is approximately 538,000 less then the net loss for FYE 2000. Reported loss per share is less than $0.01. Between December 31, 2000 and December 31, 2001 cumulative losses (retained deficit) grew slightly from $3,737,961 to $3,787,877.

LIQUIDITY AND CAPITAL RESOURCES

To date, Company operations have resulted in losses, albeit declining. During 2001, capitalization was not sufficient to fund necessary expenses, although for the first time, management did not acquire loans for working capital. The Company has limited, albeit improving, cash liquidity and capital resources. The Company plans to hold sufficient cash from the sale of assets in reserve to protect against liquidity needs during 2002.

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


ITEM 7. FINANCIAL STATEMENTS

Audited financial statements for 2000 and UNAUDITED statements for 2001 follow:

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheet
                                  December 31,

                                     ASSETS

                                                                 2001            2000
                                                            ------------    ------------
Current assets
  Cash and cash equivalents                                 $     35,751    $     15,901
  Account receivable                                              34,997          37,073
  Account receivable from sale of asset                          755,000              --
  Inventory                                                       18,837          11,074
  Prepaid expenses                                                 2,004          14,704
                                                            ------------    ------------

                                                                 846,590          78,752
                                                            ------------    ------------
Buildings and equipment,
 Net of depreciation                                           6,439,434       7,870,851
                                                            ------------    ------------

Other assets
  Long-Term Assets                                               485,732               0
  Other Assets                                                     4,801           4,801
                                                            ------------    ------------
                                                                 490,533           4,801

Total assets                                                $  7,776,557    $  7,954,404
                                                            ============    ============

                       LIABILITY AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                          $    288,236    $    329,149
  Accrued expenses                                               270,281         113,600
                                                            ------------    ------------
                                                                 558,517         442,749
Other liabilities
  Long term debt                                                 529,675         545,635
  Due to officers                                                288,360         498,360
                                                            ------------    ------------
                                                                 818,035       1,043,995

Total Liabilities                                              1,376,552       1,486,744
                                                            ------------    ------------

Stockholders' equity
 Common stock - $.001 par value; 20,000,000
   Authorized, 12,230,252 issued and outstanding                  14,739          14,739
 Preferred stock - $.001 par value; 1,000,000
   shares authorized, 0 issued and outstanding                      --              --
  Additional paid-in capital                                  10,149,816      10,149,816
  Unrealized gain on foreign exchange                             23,327          41,066
  Retained deficit                                            (3,787,877)     (3,737,961)
                                                            ------------    ------------
                                                               6,400,005       6,467,660

Total liabilities and stockholders' equity                  $  7,776,557    $  7,954,404
                                                            ============    ============

                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES

                 Unaudited Consolidated Statements of Operations
                        For the Years Ended December 31,

                                                   2001            2000
                                               ------------    ------------
Revenues                                       $  1,121,892    $  1,429,906

Cost of services                                    266,492         208,875
                                               ------------    ------------

Gross profit                                        855,399       1,221,031
                                               ------------    ------------

Operations
  General and administrative                        976,906       1,272,566
  Depreciation                                      131,417         209,252
                                               ------------    ------------

                                                  1,108,323       1,481,818
                                               ------------    ------------

Other expense
  Interest expense                                   91,993         327,585
  Loss (gain) on foreign exchange                        --              --
  (Gain) On other income sale of asset (net)       (295,000)             --
                                               ------------    ------------
                                                   (203,007)        327,585
                                               ------------    ------------

Provision for income taxes                               --              --
                                               ------------    ------------

Net loss                                       $    (49,916)       (588,372)
                                               ============    ============

Net loss per common share                      $       (.00)   $       (.04)
                                               ============    ============

Weighted average share of
 common stock outstanding                        14,739,268      13,484,760
                                               ============    ============

                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
       Unaudited Consolidated Statement of Stockholders' Equity (Deficit)

                                                                         Unrealized
                                 Common       Paid in       Retained     Foreign
                                 Stock        Capital       Deficit      Exchange         Total
                             -----------   -----------    ----------    -----------    -----------
Balance 12/31/97             $    12,205   $ 8,872,842   $(1,477,983)   $      --      $ 7,407,064

Issuance of common stock              25        24,975          --             --           25,000

Unrealized gain on
 foreign exchange                                                          28,618           28,618

Net loss - Restated                 --            --        (972,813)          --         (972,813)
                             -----------   -----------    ----------    -----------    -----------

Balance 12/31/98                  12,230     8,897,817    (2,450,796)        28,618      6,487,869

Unrealized gain on
  foreign exchange                  --            --            --           11,734         11,734

Net loss                            --            --        (698,793)          --         (698,793)
                             -----------   -----------    ----------    -----------    -----------

Balance 12/31/99             $    12,230   $ 8,897,817   $(3,149,589)   $    40,352    $ 5,800,810
                             ===========   ===========   ===========    ===========    ===========

Issuance of common stock           2,509     1,251,999          --                       1,254,508

Unrealized gain on
  foreign exchange                  --            --            --              714            714

Net loss                            --            --        (588,372)          --         (588,372)
                             -----------   -----------    ----------    -----------    -----------

BALANCE AT 12/31/00          $    14,739   $10,149,816   $(3,737,961)   $    41,066    $ 6.467,660
                             ===========   ===========   ===========    ===========    ===========

Issuance of common stock               0             0          --                               0

Unrealized gain on
  foreign exchange                  --            --            --          (17,739)       (17,739)

Net loss                            --            --         (49,916)          --          (49,916)
                             -----------   -----------    ----------    -----------    -----------

BALANCE AT 12/31/00          $    14,739   $10,149,816   $(3,787,,877)  $    23,327    $ 6.400,005
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

         Ecolodge Partners, L.P. was formed in July 1993 to raise a total of $1.3 million in a private placement offering to purchase the land and construct the Ecolodge San Luis and Biological Station. Ecolodge Partners was a California limited partnership that owned all of the stock in Ecoproyecto San Luis, S.A. and Confluencia San Luis, S.A., the two Costa Rican companies that own the Ecolodge land and buildings. In December 2001, the Company sold the land and the business of Ecolodge San Luis to the University of Georgia for $895,000.

         MarineLodge Partners L.P. was formed in March 1995 to raise $1 million for the purchase and renovation of Sunset Reef Marine Hotel. MarineLodge Partners was a California limited partnership. MarineLodge Partners owned 100% of the stock in Bandirma, S.A. Bandirma owns: a) 90% of the Sociedad Protectora De La Fauna y Flora Maritima de Mal Pais S.A., a Costa Rican corporation which, prior to January 2001 owned the land and buildings at Sunset Reef, and b) 100% of Muxia, S.A. which owns 100% of the land and buildings at Playa Carmen. On January 5, 2001, ownership of Sunset Reef passed to Rosenmiller and Caggiano (see
         Note 7 below).

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

         INCOME TAXES
         The Company has net operating loss carryovers of approximately $3.6 million as of December 31, 2001, expiring in the years 2012 through 2013. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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

Note 2 -      GOING CONCERN
         As shown in the accompanying financial statements, the Company incurred a net loss of approximately $49,900 during the year ended December 31, 2001.

         The Company has received additional financing through the sale of a non-performing asset, continues to control expenses, and evaluates the ongoing performance of the Company's assets. The ability of the Company to continue as a going concern is dependent on the success of application and techniques. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 -      PROPERTY AND EQUIPMENT
         As of December 31, 2001 plant and equipment consisted of the following:

         Land                                            $ 1,445,344
         Buildings                                         6,670,904
         Machinery and equipment                             129,963
         Furniture and fixtures                              382,180
         Computer equipment                                   92,116
                                                         -----------
                                                           8,720,507
         Less accumulated depreciation                       981,073
         Less loss of assets                               1,300,000
                                                         $ 6,439,434
                                                         ===========

  Note 4 -    NOTES PAYABLE
         The Company has $481,376 outstanding against a $500,000 line of credit with Banco BCT, which bears interest at the prime rate plus 3%. Principal payments were to begin on January 10, 2000 in monthly installments of $38,462 however, payments were renegotiated. During 2001, interest only was paid on the last day of each month. In February 2002, the Company restructured the loan. The new terms include a loan term of 70 months; an annual interest rate of prime rate plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments in year one will vary from $3000 to $9,000. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

         Notes payable as of December 31, 2001 are as follows:

              Note payable to sole shareholder dated July 21, 2000
              with interest at 20% due                                   42,300

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

              Note payable to sole officer dated November 30, 2000
              with interest at 6% due on                                132,700

              Note payable to sole officer dated September 15, 2000
                  with interest at 6% due on                            149,660

              Note payable to sole officer dated July 15, 2000 with
                  interest at 6% due on                                   6,000

Note 5 -    COMMITMENTS
         The Company leases land under an agreement for a term from June 15, 1998 to June 14, 2001. The Company has an option to buy this property for $283,040 if purchased on June 15, 2001. Minimum rentals in the next year is as follows:

                           December 31,                Amount
                           ------------                ------
                             2002                       18,000
                                                       -------
                                                       $18,000
                                                       =======

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

Note 7 -  LOSS OF ASSET
         On January 5, 2001, the title for Sunset Reef Marine Hotel passed to Rosenmiller and Caggiano. At such date the Company entered into an agreement with the option to purchase Sunset Reef Marine Hotel for $271,000. The option expired on February 5, 2002 but was extended. The Company also reached an agreement to rent Sunset Reef Marine Hotel at the rate of $1,000 per month until February 5, 2002. Finally, if the option to purchase is not exercised or extended, any amounts received from the sale of the property beyond the amounts due to Rosenmiller and Caggiano, $210,000 and $54,668, respectively, plus fees and interest will be paid to the Company.

Note 8 -  SALE OF ECOLODGE SAN LUIS & BIOLOGICAL STATION
         In December 2001, the Company sold the Ecolodge San Luis property, all related assets, structures, and the hotel business and its operating licenses to Corporacion Negro y Rojo de San Luis S.A., a Costa Rica corporation owned by the University of Georgia. Milton and Diana Lieberman, former employees of Central American Equities represented the University Georgia in this transaction.

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Total consideration for the sale was $895,000 dollars including previously received option payments. The gain on the sale of the asset (net price less net book value) is $295,000. The price is based upon the value of assets and the ongoing business. The Company initially financed the purchase of the asset under the following terms: a) a 10% interest rate (13% if payments are delinquent), b) a varying payment schedule to be completed within one-year of sale, and c) a $3000 (increasing to $4,500) monthly rental fee for the Ecolodge San Luis hotel business to be paid until payments for the business are completed. Initial receipts from the purchase were used to pay all Ecolodge San Luis liabilities including all severance-related payments to employees. Following non-payment of principal in February 2002, in May 2002, the Company renegotiated the sale with officials of the University of Georgia Real Estate Foundation. The Company forgave interest and rental payments in exchange for immediate payment of all outstanding principal.

         The details on the transaction are as follows:


             Note Receivable
                                   Sale Price                       $895,000
                                   Cash Payments Received            140,000
                                                                     -------
                                   Note Receivable                   755,000

             Cost of Sale
                                   Liquidation & Liabilities          30,000
                                   Legal and Transfer                 20,000
                                                                      -------
                                   Cost of Sale                       50,000

             Net Book Value
                                   Land                              216,000
                                   Structures & Equipment            484,000
                                   Accumulated Depreciation        (150,000)
                                                                   ---------
                                   Net Book Value                    550,000

             Net Price
                                   Gross Price                       895,000
                                   Cost of Sale                       50,000
                                                                    --------
                                   Net Price                         845,000

             Gain on Sale
                                   Net Price                         845,000
                                   Net Book Value                    550,000
                                                                    --------
                                   Gain on Sale of Asset            $295,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company's accountants are Pinkham and Pinkham, P.C., C.P.A. The Company does not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The 2001 financial statements in this filing are unaudited.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names of all current directors and executive officers of the Company. Mr. Talley, Mr. Rosenmiller, and Mr. King were elected on 01/20/97. They will serve until the next meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination. In September 1998, Mr. Caggiano became the consulting CEO and President of CAE and a board member of CAE.


     Name                     Position Held                  Dates                 Age
---------------------------------------------------------------------------------------
Richard Talley             Chairman/Director            1/1997 to current           59
Michael Caggiano           President/CEO/Director       9/1998 to current           48
Paul King                  Director                     1/1997 to current           37
W.F.O. Rosenmiller         Secretary/Director           1/1997 to current           69

BUSINESS EXPERIENCE

RICHARD WM. TALLEY, Chairman and Director of Central American Equities Corp (age 59, time spent on company business: 10 (ten) percent). Mr. Talley was (with Mr.
King) a representative of Cal TKCo, S.A., the general partner in several of the California Limited Partnerships that raised the seed money for the Costa Rican corporations that built the hotels (see Item 1 - Description of Business). As of August 1999, Mr. Talley has been the CEO of Talley and Co., an investment banking and general securities company located in Irvine, California.

Mr. Talley began his finance career with Smith Barney in New York. He opened and managed the Shearson office in Santa Barbara until its sale to American Express in 1983, at which time he founded Talley, McNeil, and Tormey, a regionally focused investment bank and brokerage firm. The firm was merged into a larger Southern California investment banking and brokerage firm in 1989. In 1993, Mr. Talley and Paul D. King founded Talley, King and Co., Inc. ("Talley King") with offices in Irvine, California. Talley, King & Co., Inc. was an investment bank which focused on private placement financing.

Mr. Talley has been actively involved in Costa Rica for the last nine years. Mr. Talley holds a bachelor of arts degree in European History from the University of California, Santa Barbara and an MBA in Finance from Cornell University, Ithaca, New York.

MICHAEL N. CAGGIANO, PH.D. President, Chief Executive Officer, and Director of Central American Equities (age: 48, time spent on company business: ninety (90) percent). Dr. Caggiano is also a officer and owner of Talley & Co. During part of 2000, Dr. Caggiano was also a Director of Cafe Britt, a roaster and distributor of premium Costa Rican coffee and a consultant to Centracan, a provider of high technology medical services in San Jose, Costa Rica.

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

W.F.O. ROSENMILLER, Secretary and Director of Central American Equities Corp (age 69, time spent on Company business: one percent). During the past five years, Mr. Rosenmiller has been self-employed as a real estate broker, land developer, entrepreneurial investor and venture capitalist in the United States. He has also been an individual and partnership investor in Costa Rica. He is also a former board member of Centracan, Inc., a US-based medical corporation that owns and operates medical diagnostic and treatment facilities in Costa Rica.

A graduate of Penn State University (BS) and Drexel University (MBA). Mr. Rosenmiller spent four years in the US Navy and was honorably discharged as a full lieutenant with expertise in open sea navigation as well as general nautical knowledge. Mr. Rosenmiller brings to the Partnership a wealth of management and development experience. As a director of the Snow Time Inc., a ski resort complex consisting of facilities in New York State and York, Pennsylvania with revenues in excess of $30 million, Mr. Rosenmiller has had over thirty years experience in the hotel, restaurant, and bar business. He is a advisory board director of First Union Bank and has had extensive experience on both the audit and credit sides of partnership lending as well as project projections. Most recently he has been involved in all aspects of a 200 acre subdivision of high end condominium and single-family homes in York, PA. This project has received national design awards.

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

The following table sets forth the total compensation of current officers and directors during the fiscal years ended December 31, 1997, 1998, 1999, 2000, and 2001. No officer of the Company earned more than $100,000 during such fiscal years.


      Name                                    Title                        Compensation
---------------------------------------------------------------------------------------------------------
Richard Wm. Talley (1)                Director                            1997                    0
                                      Director                            1998                    0
                                      Director                            1999                    0
                                      Director                            2000                    0
                                      Director                            2001                    0
Paul King (1)                         Director                            1997                    0
                                      Director                            1998                    0
                                      Director                            1999                    0
                                      Director                            2000                    0
                                      Director                            2001                    0
W.F.O. Rosenmiller                    Secretary/Director                  1997                    0
                                      Secretary/Director                  1998                    0
                                      Secretary/Director                  1999                    0
                                      Secretary/Director                  2000                    0
                                      Secretary/Director                  2001                    0
Michael N. Caggiano (2)               NA                                  1997                   NA
                                      CEO/President/Director              1998              $20,000
                                      CEO/President/Director              1999              $45,000 (3)
                                      CEO/President/Director              2000                   $0 (4)(5)
                                      CEO/President/Director              2001              $54,668 (6)

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

           100,000 shares @ $1.25; and 100,000 shares @ $1.75 (all to expire in 5 years).
       (6) Mr. Caggiano's annual salary was $75,000 in 2001. The amount of $54,668 is the value of past salary owed that was collateralized by Sunset Reef (see Note 7 to Financial Statements). As of December 31, 2001, Mr. Caggiano was owed $109,772 in past salary and $34,668 in compensation due for services rendered prior to becoming the CEO. These amounts are included in accounts payable.

The Company has not entered into any employment contracts with its officers or directors but intends to enter into same in the future. The Company has no bonus plan at the present time but intends to implement same in the future. The terms and conditions of any such plan or employment contract are subject to the approval of the Company's board of directors in their sole discretion. The Company does not compensate its board directors except for their reimbursement of expenses incurred in relation to attendance at board of directors meetings or other company business.


ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL OWNERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the shareholdings of those persons who own more than five percent of the Company's total common stock as of December 31, 2001:


     Name and Address            Number of Shares           Percent of Total            Class
                                Beneficially Owned
--------------------------------------------------------------------------------------------------
Richard Wm. Talley                    752,764                     5.1%               Common Stock
19200 Von Karman
Irvine, CA 92612

Totals                                752,764                     5.1%


SECURITY OWNERSHIP OF MANAGEMENT

The following sets forth the shareholdings of the Company's directors and executive officers as of December 31, 2001:


     Name and Address            Number of Shares           Percent of Total            Class
                                Beneficially Owned
--------------------------------------------------------------------------------------------------
Richard Wm. Talley                  752,764            5.1%             Common Stock

Paul King (1)                       627,087 (1)        4.3%             Common Stock

W.F. Rosenmiller (2)                413,828            2.8%             Common Stock

Michael Caggiano                    131,202            0.9%             Common Stock
                                    -------            ---
Totals                            1,924,881           13.1%

         (1) Includes 250,000 shares of common stock registered in the name of "King Family Trust", 10,000 shares registered in the name of Charles Schwab Rollover IRA, and 10,000 shares registered in the name of Christopher King, Mr. King's son. Due to Mr. King's "control" relationship to the King "Family Trust" his spouse and son, Mr. King may be deemed to be the beneficial owners of the shares of the company and such shares have been included in Mr. King's stockholdings in this table.

         (2)  The shares are registered to CR DE ESCAZU EMPRESA COSTARICENSE-


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 1999, the company agreed to a note in the amount of $210,000 payable to a director of the Company, O. Fred W. Rosenmiller. The note was collateralized by Company property, Sunset Reef Marine Hotel. At the time of the agreement, the Company also used the Sunset Reef property as collateralization for salary past due for the President of the Company, Michael Caggiano, in the amount of $54,668. The note was due on November 1, 2000. On January 5, 2001, title for Sunset Reef Marine Hotel passed to Rosenmiller and Caggiano. In addition, on January 5, 2001, the Company reached an agreement with Rosenmiller and Caggiano that allowed the Company the option to purchase the Sunset Reef Marine Hotel at the amount of the debt plus fees (total of approximately $271,000). This option expired on February 5, 2002 but was extended. The Company also reached an agreement with Rosenmiller and Caggiano to rent Sunset Reef Marine Hotel through February 5, 2002 at a rate of $1000 per month. Rosenmiller and Caggiano further agreed that, if after the expiration of the option it was not extended, any amounts received from the sale of the property beyond the amounts owed to Rosenmiller and Caggiano plus fees and interest, would be paid to the Company. It is the Company's intention to repurchase Sunset Reef during the second quarter of 2002 from funds received from the sale of Ecolodge San Luis.

In November 2000, the Company agreed to a note in the amount of $132,700 payable to a director of the Company, Richard Wm. Talley. The note was collateralized by Company property, Playa Carmen. At the time of the agreement, the Company also used the Playa Carmen property as collateralization for salary past due for the President of the Company, Michael Caggiano, in the approximate amount of $126,000. The note was due on November 1, 2001.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are filed with this Form 10-KSB. Additional exhibits may be found in the Annual Report on Form 10K of the Registrant for the year ended December 31, 1998, 1999 and 2000. No reports were filed on Form 8-K during the last quarter of the period covered by this report. A report on Form 8-K was filed in January 2002 that reported the sale of Ecolodge San Luis. The substance of that report is detailed above in the management discussion.

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