Form 10QSB
period 2002-03-31
CENTRAL AMERICAN EQUITIES INC
filed 2002-05-31
CIK 1060426

                       US SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

                       DOCUMENTS INCORPORATED BY REFERENCE
Annual Report on Form 10-KSB of Registrant for the year ended December 31, 1998, 1999, 2000, 2001

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

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                ------------------------------------------------
                           Consolidated Balance Sheet
                                    Unaudited

                                     ASSETS
                                     ------


                                                          MARCH 31, 2002  DECEMBER 31, 2001
                                                          --------------  -----------------
Current assets
  Cash and cash equivalents                                $     41,831      $     35,751
  Account receivable                                             98,319            34,997
  Account receivable from sale of asset                         755,000           755,000
  Inventory                                                      17,701            18,837
  Prepaid expenses                                                1,796             2,004
                                                           ------------      ------------
                                                                914,648           846,590
Buildings and equipment,
 Net of depreciation                                          6,418,403         6,439,434
                                                           ------------      ------------

Other assets
  Long-Term Assets                                              485,732           485,732
  Other Assets                                                    4,801             4,801
                                                           ------------      ------------
                                                                490,133           490,533

Total assets                                               $  7,823,585      $  7,776,557
                                                           ============      ============


                      LIABILITY AND STOCKHOLDERS' EQUITY
                      ----------------------------------

Current liabilities
  Accounts payable                                         $    292,381      $    288,236
  Accrued expenses                                              296,682           270,281
                                                           ------------      ------------
                                                                589,064           558,517
Other liabilities
  Long term debt                                                520,675           529,675
  Due to officers                                               287,360           288,360
                                                           ------------      ------------
                                                                808,035           818,035

                                                              1,397,099         1,376,552

Stockholders' equity
 Common stock - $.001 par value; 20,000,000
   Authorized, 12,230,252 issued and outstanding                 14,739            14,739
 Preferred stock - $.001 par value; 1,000,000
   shares authorized, 0 issued and outstanding                     --                --
  Additional paid-in capital                                 10,149,816        10,149,816
  Unrealized gain on foreign exchange                            22,826            23,327
  Retained deficit                                           (3,760,895)       (3,787,877)
                                                           ------------      ------------
                                                              6,426,486         6,400,005

Total liabilities and stockholders' equity                 $  7,823,584      $  7,776,557
                                                           ============      ============



                       See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                ------------------------------------------------
                      Consolidated Statement of Operations
                                    Unaudited
                   For the three month period ended March 31,


                                              2002            2001
                                          ------------   ------------
Revenues                                  $    364,981   $    346,626
                                          ------------   ------------

Cost of Services                               102,947        139,360
                                          ------------   ------------

Gross Profit                                   262,034        207,265
                                          ------------   ------------

Operations
     General & Administrative                  196,616        176,860
     Depreciation                               21,031         34,632
                                          ------------   ------------

Total General & Administrative                 217,647        211,492
                                          ------------   ------------

Interest Expense                                17,405         26,889
                                          ------------   ------------

Income taxes                                         0              0

NET INCOME (Loss)                         $     26,982   $    (31,115)
                                          ============   ============

Weighted Average share of
Common Stock Outstanding                    14,739,268     14,739,268
                                          ============   ============

Net Gain (Loss) per Common Share          $        .01   $       (.01)
                                          ============   ============

Net Gain (Loss) per Fully Diluted Share   $        .01   $       (.01)
                                          ============   ============



                 See Notes to Consolidated Financial Statements

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                             Statements of Cash Flow
                      For the Three Months Ended March 31,
                                    Unaudited


                                                       2002        2001
                                                     --------    --------
Cash flows from operating activities:
 Net Income                                          $ 26,982    $(31,115)

Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Unrealized Loss on Foreign Exchange                    (501)      1,718
  Depreciation and amortization                        21,031      34,632
Decrease (increase) in:
  Accounts receivable                                 (63,322)    (41,901)
  Inventory                                             1,136     (18,816)
  Prepaid expense and other                               208       8,886
(Increase) decrease in:
  Accounts payable                                      4,145       6,106(1)
  Accrued expenses                                     26,401      40,404
                                                     --------    --------

Net cash used in operating activities:                 16,080         (86)
                                                     --------    --------

Cash flows from investing activities:
  Capital expenditures                                      0           0
                                                     --------    --------

Net cash used in investing activities                       0           0
                                                     --------    --------

Cash flows from financing activities:
  Proceeds from loans                                  (9,000)          0
  Proceeds from loans from officers                    (1,000)          0
                                                     --------    --------

Net cash provided by financing activities:            (10,000)          0
                                                     --------    --------

Net increase (decrease) in cash                         6,080         (86)

Cash - beginning of period                             35,751      15,900
                                                     --------    --------

Cash - end of period                                   41,831    $ 15,816
                                                     ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest                                             $ 17,405    $ 26,869
Income Taxes                                                0           0


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

                     CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                     ------------------------------------------------
                        Notes to Consolidated Financial Statements

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

Note 2 - GOING CONCERN

          The Company incurred a net loss of approximately $49,900 during the year ended December 31, 2001 and a net gain of approximately $27,000 in the three-month period ending March 31, 2002.

          The Company has received additional financing through the sale of a non-performing asset in 2001, continues to control expenses, and anticipates continuing growth in revenue during 2002. The ability of the Company to continue as a going concern is dependent on the success of application and techniques. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - PROPERTY AND EQUIPMENT

          As of March 31, 2002 plant and equipment consisted of the following:


          Land                                                      $1,445,344
          Buildings                                                  6,670,904
          Machinery and equipment                                      129,963
          Furniture and fixtures                                       382,180
          Computer equipment                                            92,116
                                                                    ----------
                                                                     8,720,507
          Less accumulated depreciation                              1,002,104
          Less loss of assets                                        1,300,000
                                                                    ----------
                                                                    $6,418,403

Note 4 -NOTES PAYABLE

          The Company has $481,376 outstanding against a $500,000 line of credit with Banco BCT, which bears interest at the prime rate plus 3.75%. Principal payments were to begin on January 10, 2000 in monthly installments of $38,462 however, payments were renegotiated. During 2001, interest only was paid on the last day of each month. In February 2002, the Company restructured the loan. The new terms include a loan term of 70 months; an annual interest rate of prime rate plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments in year one will vary from $3000 to $9,000. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

          Notes payable as of December 31, 2001 are as follows:

            Note payable to sole shareholder dated July 21, 2000
            with interest at 20% due                                  42,300

                CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                ------------------------------------------------
                   Notes to Consolidated Financial Statements

         Note payable to sole officer dated November 30, 2000
            with interest at 6% due on                               132,700

         Note payable to sole officer dated September 15, 2000
            with interest at 6% due on                               148,660

         Note payable to sole officer dated July 15, 2000
            with interest at 6% due on                                 6,000

Note 5 - COMMITMENTS

          The Company leases land under an agreement for a term from June 15, 1998 to June 14, 2001. The Company has an option to buy this property for $283,040 if purchased on June 15, 2001. Minimum rentals in the next year are as follows:

                  DECEMBER 31,                                AMOUNT
                  ------------                              ----------

                    2002                                       18,000
                                                             --------

                                                             $ 18,000
                                                             ========

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

                     CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                     ------------------------------------------------
                        Notes to Consolidated Financial Statements

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

      The details on the transaction are as follows:

               Note Receivable
                             Sale Price                      $  895,000
                             Cash Payments Received             140,000
                                                             ----------
                             Note Receivable                    755,000

               Cost of Sale
                             Liquidation & Liabilities           30,000
                             Legal and Transfer                  20,000
                                                              ---------
                             Cost of Sale                        50,000

               Net Book Value
                             Land                               216,000
                             Structures & Equipment             484,000
                             Accumulated Depreciation         (150,000)
                                                              ---------
                             Net Book Value                     550,000

               Net Price
                             Gross Price                        895,000
                             Cost of Sale                        50,000
                                                              ---------
                             Net Price                          845,000

               Gain on Sale
                             Net Price                          845,000
                             Net Book Value                     550,000
                                                             ----------
                             Gain on Sale of Asset           $  295,000

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month period ended March 31, 2002.

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

As of March 31, 2002, CAE owned Hotel Alta in Santa Ana (a suburb of the capital city of San Jose), and rented with an option to purchase Sunset Reef (on the Pacific Ocean in Mal Pais adjacent to the protected Cabo Blanco Reserve). CAE also owns and operates La Luz Restaurant (located in Hotel Alta), Restaurant Tropicana (on the beach at Playa Carmen near Sunset Reef), and ATP-Costa Rica (a full-service reservation, travel planning and in-bound tour operation based in Costa Rica).

The first year of full operation of the Company's hotels was 1998. All Company owned facilities, except for Restaurant Tropicana, were opened and operating by the beginning of 1998. During late 2001, Tropicana Restaurant was operated by the company (in past years it had been rented on a monthly basis). On March 31, 2002, the Company had approximately 65 full-time, part-time and contract employees.

OVERVIEW

With the opening of Hotel Alta in December 1997, 2001 marked the fourth year of full operation of the Company's hotels. During late 2001 and the first quarter of 2002, the Company responded to several critical challenges.

RESTRUCTURING THE LOAN ON HOTEL ALTA.

During 2001, the Company had $481,376 outstanding against a $500,000 line of credit with Banco BCT, which had interest at the prime rate plus 3%. The note was (and is currently) collateralized by Hotel Alta. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. Principal payments were to begin on January 10, 2000 in monthly installments of $38,462. However, with limited cash flow and no proceeds from a planned sale of stock, the Company was unable to make principal payments on the loan.

During 2001, interest only was paid on the loan to keep it from default. In February 2002, the Company succeeded in restructuring the loan. The new terms include a length of 70 months; an annual interest rate of prime rate plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Principal payments in the first year will vary from $3,000 to $9,000 per month. As of May 29, 2002, interest and principal payments were current.

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

Total consideration for the sale was $895,000 dollars including previously received option payments. The gain on the sale of the asset (net price less net book value) was $295,000. The price was based upon the value of assets and the ongoing business. The Company initially financed the purchase of the asset under the following terms: a) a 10% interest rate (13% if payments are delinquent), b) a varying payment schedule to be completed within one-year of sale, and c) a $3000 (increasing to $4,500) monthly rental fee for the Ecolodge San Luis hotel business to be paid until payments for the business are completed. Initial receipts from the purchase were used to pay all Ecolodge San Luis liabilities including all severance-related payments to employees. In May 2002, the Company renegotiated the sale. The Company forgave interest and rental payments in exchange for a faster payment of all outstanding principal.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE 3-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

The three-month period reported in this 10-QSB encompasses the traditional high season when travel to Costa Rica increases. This year the Company has been challenged by diminished travel demand brought on by the terrorist attacks of September 11. During the first three months of 2002, travel to Costa Rica declined by approximately 6% compared to the same period in 2001.

Despite declines in tourist arrivals and increases in competition from new hotels, during the three-month period ended March 31, 2002, total sales revenue was approximately $365,00, an increase of 5.3% from the same period in 2001. This increase is particularly noteworthy as revenues during the first quarter of 2002 did not include any revenue from the sold asset, Ecolodge San Luis. (Ecolodge San Luis had produced approximately $26,000 of Company sales in the first quarter of 2001. Revenues from the now Company-operated Tropicana Restaurant at Playa Carmen were approximately $45,000 in the first quarter of 2002.)

During the three-month period ended March 31, 2002, total operational expenses (cost of services and operational costs) were about $299,000. This represents a decline of approximately $17,000 or more than 5% from the same period in 2001. (In the first quarter of 2001, operational costs for Ecolodge San Luis had totaled approximately $39,000. Operational costs for Tropicana Restaurant were about $30,000 in the first three months of 2002.)

During the three-month period ended March 31, 2002 the Company earned approximately $65,000 (before depreciation of about $21,000 and interest costs of about $17,400). Net income, including depreciation and interest, was about $27,000. During the same period in 2000, the Company had a net loss of approximately $31,000.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2002, the Company recorded positive net income of approximately $27,000. However, prior to this filing, Company operations had resulted in losses, albeit declining. During 2001, capitalization was not sufficient to fund necessary expenses, although for the first time, management did not acquire loans for working capital. The Company has limited, albeit improving, cash liquidity and capital resources. The Company plans to hold sufficient cash from the sale of assets in reserve to protect against cash flow needs during 2002. During the first quarter of 2002, the Company met all cash flow needs from internal operations.


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

ITEM 2. CHANGES IN SECURITIES

The Company did not sell or issue any securities of any kind during the three-month period that ended on March 31, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not default upon any securities of any kind during the three month period that ended on March 31, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the period ended March 31, 2002.

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