Form 10KSB/A
period 2001-12-31
CENTRAL AMERICAN EQUITIES INC
filed 2003-07-24
CIK 1060426

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

                Commission File Number 0-24185


                CENTRAL AMERICAN EQUITIES CORP.

        Florida  		               65-0636168
(State of incorporation)		(IRS Employer ID Number)


             Hotel Alta, Alto de las Palomas
                 Santa Ana, Costa Rica
   (Mailing: POB 718-1260 Plaza Colonial,Escazu, Costa Rica)
            (Address of Principal Executive Offices)

                  +011 (506) 282-4160
              (Registrant's telephone number)

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

Note: The Company has not yet filed 10-Q reports required in 2002.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [ ]

                  $1,079,234

(Issuer's revenues for its most recent fiscal year).


(Aggregate market value of the voting stock held by non-affiliates of Registrant)


14,739,268 Shares Class A Common Stock, $.001 par value

(Number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2001

Transitional Small Business disclosure format (check one)
YES [ X ]  NO [   ]

                 DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10K of Registrant for the year ended
December 31, 2000
Annual Report on Form 10K of Registrant for the year ended
December 31, 2001
Report on Form 8K of January 2002





Item 6. Management Discussion and Analysis

In June 2002 the Company filed a 10-KSB that contained un-audited financial statements for 2001. This amended 10-KSB/A contains audited financial statements for 2001. These audited financial statements also contain important updates and corrections from the un-audited statements filed in June 2002. The reader should refer to the original 10-KSB filing for information required under other items.

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

Improving Cash Flow.

Although the Company went public in August 2000, it was unable to raise funds necessary for working capital or expansion through the sale of stock during the subsequent eighteen-month period. As a consequence, limited cash flow and uncertain opportunity to require additional loans or other funding sources required the Company to reduce expenditures.

The Recession and the Terrorist Attacks

A reduction in marketing, coupled with a slowing of the American economy (more than 75% of tourists and business travelers to the Company's hotels come from the United States) and an increase in competition from numerous new hotels and restaurants, affected occupancy at the Company's hotels during the first nine months of 2001. During the first nine months of 2001, growth in occupancy at Sunset Reef grew slightly and at Hotel Alta, occupancy declined (particularly in February and March). The decline was exacerbated by a sharp drop in travel to Costa Rica during the period following the terrorist events of September 11.

Cost Reductions

With additional funding through loans uncertain, management felt it was critical to reduce losses during 2001. During the first nine months of 2001, staff reductions were made in management including the contracting out of internal accounting services. In July, management revamped the marketing and sales department and dismissed the general manager of Hotel Alta. During 2001, total operational costs (costs of services plus general and administrative costs) were reduced by approximately $214,000 (or 14.5%) from the previous year.

Restructuring the Loan on Hotel Alta.

During 2001, the Company had $481,376 outstanding against a $500,000 line of credit with Banco BCT, which had interest at the prime rate plus 3%. The note was collateralized by Hotel Alta. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. Principal payments were to begin on January 10, 2000 in monthly installments of $38,462.
However, with limited cash flow and no proceeds from a planned sale of stock, the Company was unable to make principal payments on the loan.

During 2001, interest and penalties only were paid on the loan to keep it from default. In February 2002, the Company succeeded in restructuring the loan. The new terms included a length of 70 months; an annual interest rate of prime rate plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Principal payments in the first year will vary from $3,000 to $9,000 per month.

Sale of Ecolodge San Luis

Continued declines in occupancy and revenue at Ecolodge San Luis & Biological Station over the 12 months prior to July 2001 caused the Company to evaluate its ability to make a profit on this facility. In July 2001, management decided to sell Ecolodge San Luis because of its disappointing sales.

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

Total consideration for the sale was $895,000 dollars including previously received option payments. The loss on the sale of the asset (net price less net book value) was $265,000. The price was based upon the value of assets and the ongoing business. The Company initially financed the purchase of the asset under the following terms: a) a 10% interest rate (13% if payments are delinquent), b) a varying payment schedule to be completed within one-year of sale, and
c) a $3000 (increasing to $4,500) monthly rental fee for the Ecolodge San Luis hotel business to be paid until payments for the business are completed. Initial receipts from the purchase were used to pay all Ecolodge San Luis liabilities
including all severance-related payments to employees.   In
May 2002, the Company renegotiated the sale. The Company forgave interest and rental payments in exchange for a faster payment of all outstanding principal.

Management plans to use proceeds from the sale of Ecolodge
San Luis to reduce corporate debt including debt related to Sunset Reef, thereby achieving its reacquisition (see below).

Repurchasing Sunset Reef.

In November 1999, the Company agreed to a note in the amount of $210,000 payable to a director of the Company, O. Fred W. Rosenmiller. The note was collateralized by Company property, Sunset Reef Marine Hotel. At the time of the agreement, the Company also used the Sunset Reef property as collateralization for salary past due for the President of the Company, Michael Caggiano, in the amount of $54,668 (see Notes to the Financial Statements). Unable to repay the loan when due in November of 2000, ownership of Sunset Reef passed to Rosenmiller and Caggiano in January 2001. The Company, however, continued to operate Sunset Reef and it remained a source of revenue.

It is management's intention to pay the loan collateralized with Sunset Reef and return Sunset Reef to the balance sheet when it achieves the expected revenues from the sale of the Ecolodge. (Management achieved this goal in June 2002.)

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

Other Opportunities.

During 2002, management sees several opportunities for Company growth unrelated to mergers or acquisitions. First, if terrorism activities are insignificant and the US economy recovers, travel to Costa Rica may increase with subsequent increases in occupancy at Sunset Reef and Hotel Alta.
Second, management achieved additional revenue through the operations of Restaurant Tropicana at Playa Carmen. These revenues are predicted to increase in 2002. Third, with the hiring of a new marketing and sales team in the first quarter of 2002, management will focus on the expansion over the internet of its ATP-Costa Rica (in-bound travel) operations.

Results of Operations --- FYE December 31, 2000 and 2001

The following is management's discussion and analysis of significant differences in the Company's financial position and operations between the fiscal year ended December 31, 2000 and the fiscal year ended December 31, 2001

Balance Sheet

Between Fiscal Year Ended (FYE) 2000 and FYE 2001, total assets decreased from approximately $7,954,000 to approximately $7,222,000 reflecting: a) depreciation of $168,364 and b) the removal of two Company assets from the list of fixed assets (Ecolodge San Luis and Sunset Reef). The loss of Company assets was balanced partially by an increase in accounts receivable ($755,000 from the sale of Ecolodge San Luis) and an increase in long-term assets that includes the option to repurchase Sunset Reef (listed in the balance sheet as "option to re-acquire facility").

Between FYE 2000 and FYE 2001, total liabilities decreased from approximately $1,487,000 to approximately $1,452,000. Long-term debt declined from approximately $1,044,000 to approximately $823,000. This was due primarily to the cancellation of debt due to an officer (Rosenmiller) through the transfer of Sunset Reef.

Current liabilities increased by about $186,000 during FYE
2001. This increase partially reflects salary due to the President of the Company and taxes due.

Statement of Operations

Revenues at the hotels are primarily dependent upon the occupancy rates, per room charges and restaurant charges (although other services are sold). During 2001, occupancy at Hotel Alta and Sunset Reef remained approximately the same from 2000. Ecolodge San Luis' occupancy declined. Seeing this continuing trend, the Company decided to sell Ecolodge San Luis in July 2001. Management began to shutdown operations at Ecolodge in August, having received a letter of intent to buy in July. By October all Ecolodge San Luis employees had been liquidated in preparation for a sale in October (when the first option on the Ecolodge was to expire). During the last quarter of 2001 the Company paid all liabilities and liquidation costs on the property. Legal fees for negotiating the sale were approximately $20,000.

Between FYE 2000 and FYE 2001 total sales revenue decreased
from $1,429,906 to $1,079,234.   This partially reflects the
foregone revenues from closing the Ecolodge. Total operational expenses (cost of services and general and administrative costs) were $1,267,274 in 2001. This represents a decline of a $214,167 (14.5%) from the same period in 2000. The decline in operational expense is larger than indicated as there were one-time costs during the year related to the closure of Ecolodge San Luis that are included in this category.

The Company had a loss of about $188,000 before depreciation and other expenses (interest and loss on the sale of property). During FYE 2001, depreciation was approximately $168,000. Of the $90,720 in interest expense during the period, the majority was interest and penalties related to the $500,000 loan with Banco BCT. These payments include interest and penalties from FYE 2000 when the Company was unable to make principal payments.

Net losses increased reflecting the loss on the sale of an asset. Ecolodge San Luis had a net book value of $1,110,366. The Company sold Ecolodge San Luis for a net price of $845,000 recording a loss of about $265,366 (see Note 9 to Consolidated Financial Statements). Net loss for FYE 2001 was approximately $712,000. Reported loss per share is about $0.05. Between FYE 2000 and FYE 2001 cumulative losses (retained deficit) grew to approximately $4,450,000.

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


ITEM 7. FINANCIAL STATEMENTS

In June 2002 the Company filed a 10-KSB that contained un-audited financial statements for 2001. This amended 10-KSB/A contains audited financial statements for 2001.



Report of Independent Auditors

Board of Directors
Central American Equities Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Central American Equities Corp. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central American Equities Corp. and Subsidiaries at December 31, 2001 and the results of their operations, and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

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

Pinkham & Pinkham, P.C.
Certified Public Accountants

February 6, 2003
Cranford, New Jersey


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Audited Consolidated Balance Sheet
December 31,


ASSETS
                                                            2001
Current assets
Cash and cash equivalents 				$    28,495
Account receivable					     94,004
Account receivable from sale of asset		            755,000
Inventory                    			             18,920
Prepaid expenses				              4,268

							    900,687
Buildings and equipment,
 Net of depreciation					  5,060,113

Other assets
	Other assets						  -
	Option to reacquire facility			  1,261,007
							  1,261,007

Total assets					         $7,221,807

LIABILITY AND STOCKHOLDERS' EQUITY

Current liabilities
	Accounts payable				$   308,682
Accrued expenses					    320,281
							    628,963
Other liabilities
Long term debt	    					    529,676
Due to officers						    293,135
							    822,811

Total Liabilities					  1,451,774

Stockholders' equity

Common stock - $.001 par value; 20,000,000
  Authorized, 12,230,252 issued and outstanding	             14,739
Preferred stock - $.001 par value; 1,000,000
  shares authorized, 0 issued and outstanding	                  -
	Additional paid-in capital			 10,149,816
Unrealized gain on foreign exchange			     55,929
 	Retained deficit		                 (4,450,451)
							  5,770,033

Total liabilities and stockholders' equity	        $ 7,221,807

See Notes to Consolidated Financial Statements

CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31,


						   2001	       2000

Revenues				$ 1,079,234 	$ 1,429,906

Cost of services			    238,934	    208,875

Gross profit				    840,300	  1,221,031

Operations

General and administrative	          1,028,340	  1,272,566
	Depreciation			    168,364	    209,252

				          1,196,704	  1,481,818

					  (356,404)	   (260,787)

Other expense
	Interest expense		    (90,720) 	   (327,585)
	(Gain) On other income
        sale of asset (net)	           (265,366)	          -

					   (356,086)	   (327,585)

Loss Before Provision
for Income Taxes			   (712,490)	   (588,372)

Provision for income taxes	                   -	          -


Net loss				$ (712,490)	  (588,372)

Net loss per common share		$     (.05)	$     (.04)

Weighted average share of
 common stock outstanding		 14,739,268	 13,484,760









See Notes to Consolidated Financial Statements


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
 (Deficit)

					  Unrealized
	  Common	   Paid in	   Retained	  Foreign
	   Stock   	   Capital  	    Deficit  	  Exchange 	       Total


Balance 12/31/99

      $   12,230	$ 8,897,817	 $(3,149,589)	$     40,352	   $5,800,810


Issuance of common stock
	     2,509	  1,251,999	             -	           -	    1,254,508

Unrealized gain on foreign exchange
	        -	          -	             -	            714	          714

Net loss
	        -	          -	    (588,372)	              -      (588,372)

Balance at 12/31/00
	$  14,739	$10,149,816	 $(3,737,961)	   $   41,066	    $6,467,660


Issuance of common stock
	         0 	           0 	            -	            -               0

Unrealized gain on foreign exchange
	        -	           -	             -	     14,863	        14,863

Net loss
	        -	          -	      (712,490)	    -	              (712,490)

Balance at 12/31/01
	$  14,739	$10,149,816	 $(4,450,451)	  $   55,929	     $5,770,033









See Notes to Consolidated Financial Statements

CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Audited Consolidated Statements of Cash Flows
For the Years ended December 31,

				            2001		2000

Cash flows from operating activities:

     Net loss $       		           (712,490)	     (588,372)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization		      168,36           177,054
Unrealized gain on foreign exchange	      14,863	           714
Loss on sale of facilities		     265,366	         -

Change in assets and liabilities:

Decrease (increase) in:
  Accounts receivable		            (56,931)	      (32,853)
  Inventory		                     (7,846)	       (1,034)
  Prepaid expense		             10,436           (11,899)

Increase (decrease) in:
  Accounts payable		             (5,799)	      284,379
  Accrued expenses		            206,681	      (63,273)

 Net cash used in operating
  activities	                           (117,356)	     (235,284)

Cash flows from investing activities:
Security Deposit		              4,801	       -
Payment for sale of facilities		    110,000	       -
Payable on Sale of Facilities		     20,000	       -

 Net cash provided by investing
  activities	                            134,801	       -

Cash flows from financing activities:

Proceeds from loans		                  -	        46,635
Proceeds from loans from officers            11,108	       138,700
Payment of loans		            (15,959)	             -
Proceeds from issuance of common stock		 -	            84
Proceeds from additional paid in capital	    	        41,897

   Net cash provided by financing
    activities		                     (4,851)	       226,316

Net (decrease) increase in cash		     12,594	        (8,968)

Cash - beginning of year	 	     15,901 	        24,869

Cash - end of year		         $   28,495	     $  15,901

See Notes to Consolidated Financial Statements

CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the Years ended December 31,



				    2001	    2000

Supplemental Disclosure of
  Noncash Investing and
  Financing Transactions

Stock issued for payment of loan
  from shareholders	      $        -	$1,212,527

Note receivable from sale of
facilities	              $  755,000	$        -

Property exchanged in satisfaction of lien

  Buildings (Sunset Reef net
    of accumulated depreciation
    of $167,869)  	       (1,532,007) 	         -
  Option	                1,261,007	         -
  Satisfaction of accounts
    payable	                   61,000 	         -
    Reduction in due to officer	  210,000	         -

Supplemental Disclosure of Cash Flow Information:

 Interest paid 		      $    90,720         $327,585

 Income taxes paid 	      $         -         $      -















See Notes to Consolidated Financial Statements


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 -	Summary of Accounting Policies

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

Marine Lodge Partners L.P. was formed in March 1995 to raise $1 million for the purchase and renovation of the Sunset Reef. MarineLodge Partners was a California limited partnership. Marine Lodge Partners owned 100% of the stock in Bandirma, S.A. Bandirma owns: a) 90% of the Sociedad Protectora De La Fauna y Flora Maritima de Mal Pais S.A., a Costa Rican corporation which owns the land and buildings at Sunset Reef, and b) 100% of Muxia, S.A. which owns 100% of the land and buildings at Playa Carmen.


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

CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Adoption of Statement of Accounting Standard No. 128
In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting
Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This Statement requires restatement of all prior period EPS data presented.

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

Foreign Exchange
Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates throughout the year. The unrealized translation gains and loses are accumulated in a separate component of stockholders' equity Translation exchange gains and losses are reflected in net earnings.

Fair Value of Financial Instruments
The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair value of the Company's debt instruments is based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2001 and 2000, respectively, the carrying value of all financial instruments was not materially different from fair value.

Income Taxes
The Company has net operating loss carryovers of approximately $4.4 million as of December 31, 2001, expiring in the years 2012 through 2021. However, based upon present

CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $712,000 during the year ended December 31, 2001.

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

Note 3 -	Property and Equipment

As of December 31, 2001 plant and equipment consisted of the following:

Land    			        $ 840,075
Buildings				4,489,519
Machinery and equipment			   97,472
Furniture and fixtures			  286,635
Computer equipment		           73,693
					5,787,394

Less accumulated depreciation		  727,281

				      $ 5,060,113

CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


Note 4 -	Notes Payable

The Company has $481,376 outstanding against a $500,000 line of credit with Banco BCT, which bears interest at the prime
rate plus 3%.   Principal payments were to begin on January
10, 2000 in monthly installments of $38,462; however, payments were renegotiated. During 2001, interest only was paid on the last day of each month. In February 2002, the Company restructured the loan. The new terms include a loan term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments in year one will vary from $3,000 to $9,000. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

Included in notes payable at December 31, 2001 is a note payable to shareholder, dated July 21, 2000, of $48,300. The note payable bears interest at 21% and is due July 22, 2002.

Note 5 -	Due to Officers

Notes payable as of December 31, 2001 are as follows:

Note payable to shareholder dated November 30, 2000
With interest at 6% with no set terms for prepayment
    							$132,700

Note payable to shareholder dated July 15, 2000 with
interest at 6% with no set terms for prepayment	           6,000

Note payable to shareholder with no set terms
for prepayment	         				   4,775

Note payable to shareholder with interest at 13%,
the due date is being renegotiated 	       		 149,660

Total Due to Officers 	      			        $293,135

Note 6 -  Commitments

The Company has a month-to-month lease for 1 acre of property. Minimum rentals in the year ending December 31, 2002 are $18,000

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

Note 8 - Loss of Asset

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

Note 9 - Sale of Ecolodge San Luis & Biological Station

In December 2001, the Company sold the Ecolodge San Luis property, all related assets, structures, and the hotel business and its operating licenses to Corporacion Negro y Rojo de San Luis S.A., a Costa Rica corporation owned by the University of Georgia. Milton and Diana Lieberman, former employees of Central American Equities, represented the University of Georgia in this transaction.

CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


Total consideration for the sale was $895,000 dollars including previously received option payments. The loss on the sale of the asset (net price less net book value) was approximately $265,000. The price is based upon the value of assets and the ongoing business. The Company initially financed the purchase of the asset under the following terms:
a) a 10% interest rate (13% if payments are delinquent), b) a varying payment schedule to be completed within one year of sale, and c) a $3,000 (increasing to $4,500) monthly rental fee for the Ecolodge San Luis hotel business to be paid until payments for the business were completed. Initial receipts from the purchase were used to pay all Ecolodge San Luis liabilities including all severance-related payments to employees. Following non-payment of principal in February 2002, in May 2002, the Company renegotiated the sale with officials of the University of Georgia Real Estate Foundation. The Company forgave interest and rental payments in exchange for immediate payment of all outstanding principal.

The details on the transaction are as follows:

Note receivable

  Sale price	                $    895,000
  Liquidation & liabilities	      30,000
	                             865,000
  Cash payments received	     110,000
	                        $    755,000


  Net sale price              	$    865,000
  Legal and transfer          	      20,000
	                        $    845,000

Net book value
  Land	                        $    305,422
  Structures & equipment	     927,815
  Accumulated depreciation	    (122,871)
  Net book value	         $ 1,110,366

Net price
  Gross price	                $    895,000
Cost of sale	                      50,000
Net price	                     845,000

Net book value	                   1,110,366
Loss on sale of asset          	$   (265,366)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company's accountants are Pinkham and Pinkham, P.C.,
C.P.A. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The 2001 financial statements in this filing are audited by Pinkham and Pinkham, P.C., C.P.A..

ITEM 13. Exhibits and Reports on Form 8-K

No exhibits are filed with this Form 10-KSB/A (for FYE 2001). Additional exhibits and items may be found in the Annual Report on Form 10K of the Registrant for the year ended December 31, 2001. No reports were filed on Form 8-K during the last quarter of the period covered by this report. A report on Form 8-K was filed in January 2002 that reported the sale of Ecolodge San Luis.


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


- -