Form 10QSB/A
period 2002-03-31
CENTRAL AMERICAN EQUITIES INC
filed 2003-09-02
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB/A

(X) Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2002.

( ) Transition report under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from
to               .

Commission File Number 0-24185

CENTRAL AMERICAN EQUITIES CORP.

Florida                                   65-0636168
(State incorporated)          (IRS Employer Identification No.)

Hotel Alta, Alto de las Palomas
Santa Ana, Costa Rica
Mail: POB 718/1260 Plaza Colonial, Escazu, Costa Rica
 (Address of Principal Executive Offices)

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

Note: The Company has not yet filed 10-Q reports required in 2002 and 2003, nor the 10-KSB required for year 2002.

The number of shares outstanding of each of the issuers classes of common equity:

14,739,268 Shares Class A Common Stock, $.001 par value

Transitional Small Business disclosure format (check one)
YES [ X ]  NO [   ]

DOCUMENTS INCORPORATED BY REFERENCE
Annual Report on Form 10-KSB of Registrant for the year ended
December 31, 1998, 1999, 2000, 2001.



PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION

Central American Equities Corp. (the "Company" or "CAE") is a US hospitality company, based in Santa Ana, Costa Rica and incorporated in the State of Florida. The Company owns and operates hotels, restaurants, and real property in Costa Rica. All CAE activities are related to the Companys hotels in Costa Rica, and, as such, are reported as one operating segment (per FASB Statement No. 131). Financial statements follow.

In June 2002, the Company submitted a 10QSB for the three-month period ending March 31, 2002 that contained unaudited financial information for the fiscal year ending (FYE) December 31, 2001.
This 10QSB/A updates the 10QSB with audited financial information for FYE 2001.

CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Consolidated Balance Sheet


Assets

		March 31, 2002	Dec. 31, 2001
Current assets
Cash and cash equivalents 			$    41,831   	 $	28,495
Account receivable				     98,319		94,004
Account receivable (asset sale)	         755,000	    755,000
Inventory                    		     17,701 	   	18,920
Prepaid expenses					      1,796		 4,268
									    914,647 	    900,687
Buildings and equipment,
 Net of depreciation				  5,023,749 	  5,060,113

Other assets
	Long-Term Assets				  1,261,007	  1,261,007
	Other Assets
									  1,261,007	  1,261,007

Total assets						$ 7,199,403 	$ 7,221,807

	Liability and Stockholders' Equity

Current liabilities
	Accounts payable				$   290,682	$   308.682
   Accrued expenses				    314,229   	    320,281
									    604,911 	    628,963
Other liabilities
  Long term debt	   				    520,676	    529,676
  Due to officers					    292,135 	    293,135
									    812,811 	    822,811

          						  1,417,722 	  1,451,774

Stockholders' equity
 Common stock $.001 par value; 20,000,000
 Authorized, 14,739,268 issued and
 outstanding	      					14,739 	     14,739
 Preferred stock - $.001 par value;
 1,000,000 shares authorized,
 0 issued and outstanding	      	      -			  -
	Additional paid-in capital		 10,149,816 	 10,149,816
	Unrealized gain on foreign exchange	     55,929	     55,929
 	Retained deficit				 (4,438,802)	 (4,450,451)
									  5,781,682 	  5,770,033

Liabilities and stockholders equity	$ 7,199,404 	$ 7,221,807



See Notes to Consolidated Financial Statements


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Consolidated Statement of Operations

For the three month period ended March 31,


		  2002 	   2001


Revenues 	$     364,981	$     346,626

Cost of Services	        (102,947)	  (139,360)

Gross Profit	     262,034 	  207,265

Operations
 General & Administrative          	(196,616)	(176,860)
 Depreciation                   	      (36,364)	           (34,632)

		      (232,980)	       (211,492)

Interest Expense	        (17,405)	            (26,889)

Income taxes	0	              0

NET INCOME (Loss)	 $         11,649	$   (31,115)

Weighted Average share of
Common Stock Outstanding     	       14,739,268	14,739,268

Net Gain (Loss) per Common Share	    $      .01	        $      (.01)

Net Gain (Loss) per
Fully Diluted Share	          $        .01	       $      (.01)





See Notes to Consolidated Financial Statements

CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Statements of Cash Flow
For the Three Months Ended March 31,

				2002		2001

Cash flows from operating activities:

     Net Income	 $   11,649	 (31,115)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization		   36,364           34,632
Unrealized loss on foreign exchange		        0	   1,718

Change in assets and liabilities:

Decrease (increase) in:
  Accounts receivable		  (4,316)	 (41,901)
  Inventory		    1,219	 (18,816)
  Prepaid expense and other		    2,472	   8,886

Increase (decrease) in:
  Accounts payable		  (18,000)	   6,106
  Accrued expenses		   (6,052)	  40,404

 Net cash used in operating
  activities	      23,336	     (86)

Cash flows from investing activities:
Capital Expenditures		       -                  -

 Net cash provided by investing
  activities	          -	        -

Cash flows from financing activities:

Proceeds from loans		   (9,000)	       0
Proceeds from loans from officers		   (1,000)	       0
Proceeds from issuance of common stock		        -	       -
Proceeds from additional paid in capital	        -	       -

   Net cash provided by financing
    activities		  (10,000)	        -

Net (decrease) increase in cash		    13,336	     (86)

Cash beginning of year	 	    28,495 	   15,900

Cash end of year		$   41,831	$  15,816

Supplemental Disclosure of cash flow information:

Interest		   17,405	    26,869
Income Taxes		        0	         0

         See Notes to Consolidated Financial Statements



CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 -	Summary of Accounting Policies

Nature of Business
Central American Equities Corp. and Subsidiaries (the "Company") was incorporated under the laws of the State of Florida on January 23, 1996. The Company provides an integrated eco-vacation experience in Costa Rica, and is in the business of owning and operating hotels and restaurants and real property in Costa Rica.

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

Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed provided using the straight-line method over the estimated useful lives of five for equipment, seven years for furniture and fixtures and forty-five years for buildings and improvements.

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

Adoption of Statement of Accounting Standard No. 123
In 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based compensation plans. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Companys stock at the date of the grant over the amount an employee must pay to acquire the stock. The difference between the fair value method of SFAS-123 and APB 25 is immaterial.

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

Foreign Exchange
Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates throughout the year. The unrealized translation gains and loses are accumulated in a separate component of stockholders equity Translation exchange gains and losses are reflected in net earnings.

Fair Value of Financial Instruments
The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair value of the Company's debt instruments is based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At March 31, 2002, December 31, 2001 and 2000, respectively, the carrying value of all financial instruments was not materially different from fair value.

Income Taxes
The Company has net operating loss carryovers of approximately $4.4 million as of March 31, 2002, expiring in the years 2012 through 2021. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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



CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 2 -	Going Concern

Although the Company had a net profit in the first quarter of 2002, the Company has incurred net losses its previous years of operation. The Company has received additional financing through the sale of a non-performing asset, continues to control expenses, and evaluates the ongoing performance of the Companys assets. The ability of the Company to continue as a going concern is dependent on the success of application and techniques. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 -	Property and Equipment

As of March 31, 2002 plant and equipment (not including the option to repurchase Sunset Reef) consisted of the following:

Land    	$840,075
Buildings	4,489,519
Machinery and equipment	97,472
Furniture and fixtures	286,635
Computer equipment	73,693
	5,787,394

Less accumulated depreciation	763,645

	$ 5,023,749

Note 4 -	Notes Payable

At the end of 2001, the Company had $481,376 outstanding against a $500,000 loan with Banco BCT, with interest at the prime rate
plus 3%.   Principal payments were to begin on January 10, 2000
in monthly installments of $38,462. During 2001, interest only was paid on the last day of each month. In February 2002, the Company restructured the loan. The new terms include a loan term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments in year vary from $3,000 to $9,000. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is
collateralized by property of the Company.   As of March 31,
$472,375 remained outstanding on the loan.

Included in notes payable at December 31, 2001 is a note payable to shareholder, dated July 21, 2000, of $48,300. The note payable bears interest at 21% and is due July 22, 2002.





CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 - Due to Officers

Notes payable as of March 31, 2002 are as follows:

Note payable to shareholder dated November 30, 2000 with
interest at 6% with
  no set terms for prepayment	      $132,700
Note payable to shareholder dated July 15, 2000 with interest at
6% with no set terms for prepayment	 6,000
Note payable to shareholder with no set terms
  for prepayment	         4,775
Note payable to shareholder with interest at 13%, the
  due date is being renegotiated 	       148,660

Total Due to Officers 	       $292,135

Note 6 -  Commitments

The Company has a month-to-month lease for 1 acre of property.
Minimum rentals in the year ending December 31, 2002 are $18,000


Note 7 - Business Combination

On December 6, 1996 the Company entered into an agreement for the exchange of common stock ("Exchange Agreement") with Cal Tico, L.P., Ecolodge Partners, L.P. and Marine Lodge Partners, L.P. ("Partnership"). Pursuant to the exchange agreement, the Company issued 7,756,885 and 3,099,392 shares of common stock to the limited partners and the general partners, respectively, of the partnerships. In exchange for the shares, the partnership transferred all of their interests (i.e. 100% of the outstanding common stock) in the following Costa Rican corporations:
Hotelera Cal Tico, S.A.; Bandirma, S.A.; Sociedad Protectora De La Fuana y Flora Marintima De Mal Pais, S.F.; Ecoprojecto San Luis, S.A. and Confluencia, S.A. The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the Companys stock that was issued was allocated to assets and liabilities based on the estimated fair value as of the acquisition date.

Note 8  Loss of Asset

On January 5, 2001, the title for Sunset Reef Marine Hotel passed to Rosenmiller and Caggiano. At such date the Company entered into an agreement with the option to purchase Sunset Reef Marine Hotel for $271,000. The option expired on February 5, 2002, but was extended. The Company had also reached an agreement to rent Sunset Reef Marine Hotel at the rate of $1,000 per month until February 5, 2002. The rental agreement was also
extended.   In June 2002, the Company exercised its option and
repurchased Sunset Reef.

Note 9  Sale of Ecolodge San Luis & Biological Station

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


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 9 - Sale of Ecolodge San Luis & Biological Station
(continued)


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

Overview

Central American Equities Corp. (the "Company" or "CAE") is a US hospitality company, based in Santa Ana, Costa Rica and incorporated in the State of Florida on January 23, 1996. The Company specializes in providing high-quality food and lodging in unique natural settings in Costa Rica. The Company is in the business of owning and operating hotels and restaurants and real property in Costa Rica.

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

The first year of full operation of the Company's hotels was 1998. All Company owned facilities, except for Restaurant Tropicana, were opened and operating by the beginning of 1998. Beginning in late 2001, Tropicana Restaurant was operated by the Company (in past years it had been rented on a monthly basis). On March 31, 2002, the Company had approximately 65 full-time, part-time and contract employees.

Overview

With the opening of Hotel Alta in December 1997, 2001 marked the fourth year of full operation of the Companys hotels. During late 2001 and the first quarter of 2002, the Company responded to several critical challenges.

Restructuring the Loan on Hotel Alta.

At the end of 2001, the Company had $481,376 outstanding against a $500,000 line of credit with Banco BCT, which had interest at the prime rate plus 3%. The note was (and is currently) collateralized by Hotel Alta. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. Principal payments were to begin on January 10, 2000 in monthly installments of $38,462. However, with limited cash flow and no proceeds from a planned sale of stock, the Company was unable to make principal payments on the loan.

During 2001, interest only was paid on the loan to keep it from default. In February 2002, the Company succeeded in restructuring the loan. The new terms include a length of 70 months; an annual interest rate of prime rate plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Principal payments in the
first year will vary from $3,000 to $9,000 per month.   As of
July 25, 2003, interest and principal payments were current.

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

Total consideration for the sale was $895,000 dollars including previously received option payments. The loss on the sale of the asset (net price less net book value) was about $265,000. The price was based upon the value of assets and the ongoing business. The Company initially financed the purchase of the asset under the following terms: a) a 10% interest rate (13% if payments are delinquent), b) a varying payment schedule to be completed within one-year of sale, and c) a $3000 (increasing to $4,500) monthly rental fee for the Ecolodge San Luis hotel business to be paid until payments for the business are completed. Initial receipts from the purchase were used to pay all Ecolodge San Luis liabilities including all severance-
related payments to employees.   In May 2002, the Company
renegotiated the sale. The Company forgave interest and rental payments in exchange for a faster payment of all outstanding principal.

The Company will continue to send guests to Ecolodge San Luis as a wholesaler ---- retaining 40% (60% through May 2002 when remaining principal is paid) of fees charged to guests.
Ecolodge San Luis plans to send guests to Hotel Alta and Sunset Reef (CAEs other hotels in Costa Rica) from the University of Georgia.

Management plans to use proceeds from the sale to reduce corporate debt including debt related to Sunset Reef, thereby achieving its reacquisition (see below).



Repurchasing Sunset Reef.

In November 1999, the Company agreed to a note in the amount of $210,000 payable to a director of the Company, O. Fred W. Rosenmiller. The note was collateralized by Company property, Sunset Reef Marine Hotel. At the time of the agreement, the Company also used the Sunset Reef property as collateralization for salary past due for the President of the Company, Michael Caggiano, in the amount of $54,668 (see Note 7 in the Financial Statements). Unable to repay the loan when due in November of 2000, ownership of Sunset Reef passed to Rosenmiller and Caggiano in January 2001. The Company, however, continued to operate Sunset Reef and it remained a source of revenue. Management paid the option and returned Sunset Reef to the balance sheet in June 2002 when it received revenues from the sale of the Ecolodge.

Future Direction: Merger or Acquisition

Management is taking several steps to try to strengthen the Company during 2002. Of greatest significance, management has been seeking to grow the business through a merger with a strategic partner in Costa Rica. Currently it is exploring the potential synergies of a merger with a local air transportation provider. Among its assets, management continues to believe that the Companys public trading status makes it an attractive merger partner.

Results of Operations

Comparison of Operations for the 3-Month Periods Ended March 31,
2002 and 2001

The three-month period reported in this 10-QSB/A encompasses the traditional high season when travel to Costa Rica increases. This year the Company has been challenged by diminished travel demand brought on by the terrorist attacks of September 11. During the first three months of 2002, travel to Costa Rica declined by approximately 6% compared to the same period in 2001.

Despite declines in tourist arrivals and increases in competition from new hotels, during the three-month period ended March 31, 2002, total sales revenue was approximately $365,00, an increase of 5.3% from the same period in 2001. This increase is noteworthy as revenues during the first quarter of 2002 did not include any revenue from Ecolodge San Luis which had been sold in December 2001. (Ecolodge San Luis had produced approximately $26,000 of Company sales in the first quarter of 2001.) Revenues from the now Company-operated Tropicana Restaurant at Playa Carmen were approximately $45,000 or 12% of the revenues for the first quarter of 2002.

During the three-month period ended March 31, 2002, total operational expenses (cost of services and operational costs) were about $299,500. This represents a decline of approximately
$17,000 or more than 5% from the same period in 2001.   (In the
first quarter of 2001, operational costs for Ecolodge San Luis had totaled approximately $39,000. Operational costs for Tropicana Restaurant were about $30,000 in the first three months of 2002.)

During the three-month period ended March 31, 2002 the Company earned approximately $65,000 (before depreciation of about $36,000 and interest costs of about $17,400). Net income, including depreciation and interest, was about $11,600. During the same period in 2000, the Company had a net loss of approximately $31,000.

Liquidity and Capital Resources

During the first three months of 2002, the Company recorded
positive net income of approximately $11,600.   However, prior
to this filing, Company operations had resulted in losses. During 2001, capitalization was not sufficient to fund necessary expenses, although for the first time, management did not acquire loans for working capital. The Company has limited, albeit improving, cash liquidity and capital resources. The Company plans to hold sufficient cash from the sale of assets in reserve to protect against cash flow needs during 2002. During the first quarter of 2002, the Company met all cash flow needs from internal operations.


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

Subsequent Event

On October 28, 2002, the board granted by board resolution additional compensation to Michael Caggiano, the Company
President and CEO of 700,000 shares of Common Stock. By Board resolution, an additional 700,000 shares of Common Stock was to be granted to Michael Caggiano on October 28, 2003.

On October 28, 2002, the board also granted additional options to Caggiano as follows: 100,000 shares @ $0.10; 100,000 shares
@$0.15; and 100,000 shares @ $0.20. Recognizing that significant past salary was due and payable, the board collateralized full compensation due with a Company asset:
Restaurante Tropicana in Mal Pais.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not default upon any securities of any kind during the three-month period that ended on March 31, 2002.

Subsequent Event

As of November 2002, Hotel Alta owed Tributacion (the Costa Rican taxing authority) approximately $240,000 in unpaid sales taxes. The Costa Rican government offered to all companies in Costa Rica amnesty from interest and penalties for back taxes paid by April 30, 2003. Prior to April 30, 2003, the Company, unable to pay these taxes in cash, proposed that the debt be resolved with the exchange of property worth an equivalent value (the Company offered a portion of the parcel of land it owns in Playa Carmen where Restaurante Tropicana is located). In late August 2003, Tributacion notified the Company that it would not accept the land as payment for taxes due and demanded payment within ten days under threat of closure. The Company is currently negotiating with Tributacion the resolution of this problem.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the period ended March 31, 2002.

ITEM 5.  OTHER INFORMATION

See Item 3 above. There is no other information that the Company believes is necessary to include in this report.

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



- -