Form 10QSB
period 2002-06-30
CENTRAL AMERICAN EQUITIES INC
filed 2004-01-26
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
                   WASHINGTON, DC 20549
                        FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2002.

( ) Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from
to               .

             Commission File Number 0-24185

             CENTRAL AMERICAN EQUITIES CORP.

Florida                                          65-0636168
(State or other jurisdiction            (IRS Employer ID Number)
incorporated or organization)

               Hotel Alta, Alto de las Palomas
                     Santa Ana, Costa Rica
     (Mailing: POB 718/1260 Plaza Colonial, Escazu, Costa Rica)
          (Address of Principal Executive Offices)

                      +011 (506) 282-4160
        (Registrants telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

                            None

Securities registered under Section 12(g) of the Exchange Act:
         Class A Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve (12) months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES ( ) NO ( X ).

Note: Issuer has not filed 10Q for third quarter 2002 and first quarter 2003 nor 10K for 2002.

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


        CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
              Unaudited Consolidated Balance Sheet

                                     June 30, 2002  Dec. 31, 2001
Assets
 Current assets
 Cash and cash equivalents               $  320,572  $  28,495
 Account receivable                          80,895     94,004
 Account receivable from sale of asset        5,790    755,000
 Inventory                                   22,674     18,920
 Prepaid expenses                             2,952      4,268
                                            432,524    900,687
Buildings and equipment,
 Net of depreciation                      6,540,908  5,060,113

Other assets
  Long-Term Assets                                0  1,261,007
  Other Assets                                    0          0
                                                  0  1,261,007

Total assets                           $ 6,973,432  $7,221,807

Liability and Stockholders Equity

Current liabilities
 Accounts payable                      $   232,847   $ 308,682
 Accrued expenses                          277,341     320,281
                                           510,188     628,963
Other liabilities
Long term debt                             499,676     529,676
Due to officers                            302,360     293,135
                                           802,036     822,811

Stockholders equity
Common stock $.001 par value;
20,000,000 Authorized, 14,739,268
issued and outstanding                     14,739      14,739
Preferred stock - $.001 par value;
1,000,000 shares authorized, 0 issued
and outstanding                                 -           -
Additional paid-in capital             10,149,816  10,149,816
Unrealized gain on foreign exchange        61,023      55,929
Retained deficit                      (4,564,370)  (4,450,451)

                                        5,661,208   5,770,033
Total liabilities and
stockholders equity                   $ 6,973,432  $7,221,807
        See Notes to Consolidated Financial Statements

             CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
             Unaudited Consolidated Statements of Operations

                            For the Six        For the Three
                            Months Ended        Months Ended
                              June 30,            June 30,

                         2002        2001      2002       2001

Revenues              568,896     666,862    203,915     320,236
Cost of service       171,462     307,838     68,515     168,478

Gross profit          397,434     359,024    135,400     151,758

Operations

 General & admin      394,731     340,365    198,115     163,505
 Depreciation          72,728      68,291     36,364      33,660

                      467,459     408,656    234,479     197,164

Other expense

Interest expense       43,825      61,713     26,420      34,824
Loss on foreign            69           0         69           0
 exchange
                       43,894      61,713     26,489      34,824

Total Expense         682,815     778,207    329,483     400,467

Net Income (loss)    (113,919)   (111,345)  (125,568)    (80,230)

Net Loss per Share     (0.01)      (0.01)      (0.01)      (0.01)

Weighted average share
of common stock
outstanding        14,739,268  14,739,268  14,739,268  14,739,268


          See Notes to Consolidated Financial Statements



           CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                  Unaudited Statements of Cash Flow
                  For the Six Months Ended June 30,
                                       2002                2001
Cash flows from operating
activities:

Net Income                           (113,919)         (111,345)

Adjustments to reconcile net loss
to net cash provided by operating activities:

Unrealized Gain on Foreign Exchange     5,094             2,194
Depreciation and amortization          72,728            68,292

Decrease (increase) in:
 Accounts receivable                  762,318           (67,914)
 Inventory                             (3,754)          (16,004)
 Prepaid expense and other              1,676             6,911

 Increase (decrease) in:
  Accounts payable                    (75,835)           28,525 (1)
  Accrued expenses                    (42,940)           98,464

Net cash used operating activities:   605,368             9,123

Cash flows from investing activities:

 Capital expenditures                 (10,369)                0
 Repurchase option (Sunset Reef)     (282,147)                0

Net cash used investing activities   (292,516)                0

Cash flows from financing activities:

 Proceeds from loans                  (30,000)                0
 Proceeds from loans from officers      9,225                 0

Net cash provided by financing
activities:                           (20,775)                0

Net increase (decrease) in cash       292,076             9,123

         See Notes to Consolidated Financial Statements




         CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
               Unaudited Statements of Cash Flow

                              For the Six Months Ended June 30,

                                       2002                2001

Cash  beginning of period             28,495            15,901

Cash end of period            $     320,572       $    25,024


Supplemental Disclosures of cash flow information:

Interest                           $   43,825       $    61,713
Income Taxes                                0                 0

Note: (1) Cash flow changes (in 2001) for accounts payable have been adjusted for a non-cash change of $54,668. This amount was payable in salary owed to the CEO of the Company and eliminated by the passage of title for Sunset Reef. See Notes to the Notes to Consolidated Financial Statements.





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

Adoption of Statement of Accounting Standard No. 123
In 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based compensation plans. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company stock at the date of the grant over the amount an employee must pay to acquire the stock. The difference between the fair value method of SFAS-123 and APB 25 is immaterial.

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

Note 1 -	Summary of Accounting Policies (continued)

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

The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended December 31, 1997. For the years ended December 31, 1999 and 1998, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. A net loss was reported in 1998 and 1997, and accordingly, in those years the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Companys common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 357,500 shares at December 31, 1998 were not included in loss per share calculations, because to do so would have been anti-dilutive.

Revenue Recognition
The Company records revenue at the point of service and maintains its corporate records for both financial statement and tax return purposes on the accrual method of accounting.


                 CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 -	Summary of Accounting Policies (continued)

Foreign Exchange
Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates throughout the year.
The unrealized translation gains and loses are accumulated in a separate component of stockholder equity. Translation exchange gains and losses are reflected in net earnings.

Fair Value of Financial Instruments
The carrying amount of the Company financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair value of the Company debt instruments is based on the amount of future cash flows associated with each instrument discounted using the Company borrowing rate. At December 31, 2001 and 2000, respectively, the carrying value of all financial instruments was not materially different from fair value.

Income Taxes
The Company has net operating loss carryovers of approximately $4.45 million as of December 31, 2001, expiring in the years 2012 through 2021. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, effective July 1993. SFAS No.109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

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


Note 3 -	Notes Payable

As of June 30, 2002, the Company had $451,376 outstanding against a $500,000 line of credit with Banco BCT. The loan includes a term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments vary from $3,000 to $9,000. The note is collateralized by property of the Company.

Included in notes payable at June 30, 2002 is a note payable to shareholder, dated July 21, 2000, of $48,300.

Note 4 -	Due to Officers

Notes payable as of June 30, 2002 are as follows:

Note payable to shareholder dated November 30, 2000 with no set terms
 for prepayment	                                          $132,700
Note payable to shareholder dated July 15, 2000 with interest at 6% with
  no set terms for prepayment                                    6,000
Note payable to shareholder with no set terms for prepayment    15,000

Note payable to shareholder with interest at 13%, the due date is being
renegotiated 	                                                148,660

Total Due to Officers 	                                     $302,360


Note 5 -  Commitments

The Company has a month-to-month lease for 1 acre of property. Minimum rentals in the year ending December 31, 2002 are $18,000

Note 6 - Business Combination

On December 6, 1996 the Company entered into an agreement for the exchange of common stock ("Exchange Agreement") with Cal Tico, L.P., Ecolodge Partners, L.P. and Marine Lodge Partners, L.P. ("Partnership"). Pursuant to the exchange agreement, the Company issued 7,756,885 and 3,099,392 shares of common stock to the limited partners and the general partners, respectively,
          CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements

Note 6 -	Business Combination (continued)
of the partnerships. In exchange for the shares, the partnership transferred all of their interests (i.e. 100% of the outstanding common stock) in the following Costa Rican corporations: Hotelera Cal Tico, S.A.; Bandirma, S.A.; Sociedad Protectora De La Fuana y Flora Marintima De Mal Pais, S.F.; Ecoprojecto San Luis, S.A. and Confluencia, S.A. The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the Company stock that was issued was allocated to assets and liabilities based on the estimated fair value as of the acquisition date.

Note 7  Sale of Ecolodge San Luis & Biological Station

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






                 CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements

Note 7 -	Sale of Ecolodge San Luis (continued)

Note receivable

  Sale price                       $    895,000
  Liquidation & liabilities              30,000
                                        865,000

  Cash payments received                110,000

                                   $    755,000


  Net sale price                   $    865,000
  Legal and transfer                     20,000

                                   $    845,000

Net book value
  Land                              $   305,422
  Structures & equipment                927,815
  Accumulated depreciation             (122,871)

  Net book value                   $  1,110,366

Net price
  Gross price                       $   895,000
  Cost of sale                           50,000
  Net price                             845,000

Net book value                        1,110,366

Loss on sale of asset               $  (265,366)


Note 8  Exercise of Option to Re-purchase Sunset Reef

On January 5, 2001, the title for Sunset Reef Marine Hotel had passed to Rosenmiller and Caggiano because of the Companys inability to pay debts to these officers. At such date the Company entered into an agreement with the option to purchase Sunset Reef Marine Hotel for $271,000 (the amount of the debt less interest). Using funds available from the sale of Ecolodge San Luis, in June 2002, the Company exercised its option and repurchased Sunset Reef.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors that have affected the Companys financial position and operations during the six-month period ended June
30, 2002.

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

CAE includes among its assets in Costa Rica two hotels: Hotel Alta in Santa Ana (a suburb of the capital city of San Jose) and Hotel Sunset Reef on the Pacific Ocean in Mal Pais adjacent to the protected Cabo Blanco Reserve (see Notes to the Financial Statements). CAE also owns La Luz Restaurant (located in Hotel Alta), Restaurant Playa Carmen (on the beach near Sunset Reef), and a reservation, travel planning and marketing operation located within Hotel Alta. The Company has approximately 60 full- and part-time employees.

All Company facilities, except for the Restaurant at Playa
Carmen, were open and operating by the beginning of 1998 (the first full year of operations). During the six-month period ended June 30, 2002, the Company operated the 100-seat
Restaurant at Playa Carmen.

Sale of Ecolodge San Luis

In December 2001, the Company sold the Ecolodge San Luis property, all related assets, structures, and the hotel business and its operating licenses to Corporacion Negro y Rojo de San Luis S.A., a Costa Rica corporation owned by the University of Georgia. Milton and Diana Lieberman, former employees of Central American Equities, represented the University of Georgia in this transaction.

Total consideration for the sale was $895,000 dollars including previously received option payments. The loss on the sale of the asset (net price less net book value) was approximately $265,000. The price is based upon the value of assets and the ongoing business. The Company initially financed the purchase of the asset under the following terms: a) a 10% interest rate (13% if payments are delinquent), b) a varying payment schedule to be completed within one year of sale, and c) a $3,000 (increasing to $4,500) monthly rental fee for the Ecolodge San Luis hotel business to be paid until payments for the business were completed. Initial receipts from the purchase were used to pay all Ecolodge San Luis liabilities including all severance-related payments to employees. Following non-payment of principal in February 2002, in May 2002, the Company renegotiated the sale with officials of the University of Georgia Real Estate Foundation. The Company forgave interest and rental payments in exchange for immediate payment of all outstanding principal. As of June 30, 2002, approximately $6,000 remained outstanding on payments toward the full price of the sale.

Results of Operations --- Six-Month Period Ended June 30, 2002

With the opening of Hotel Alta in December 1997, 2002 marked the fifth year of full operation of the Companys hotels. The first six months of 2002 represented a time of great difficulty for the Company. A slowing of the American economy (more than 75% of tourists and business travelers to the Companys hotels had come from the United States), a decline in Costa Rican (and world-wide) tourism in the wake of the terrorist attacks in the United State in September 2001, and an increase in competition from other hotels affected occupancy at the Companys hotels during the six-month period ended June 30, 2002. Compared to the same six-month period in 2001, in 2002, occupancy in both Hotel Alta and Sunset Reef declined about 6%. Occupancy at Hotel Alta declined from about 51% to 48% and occupancy at Sunset Reef declined from 33% to 31%

An increase in competition from numerous recently opened restaurants in the Santa Ana-Escazu area also contributed to a decline in restaurant revenues at Restaurante La Luz (in Hotel
Alta).

Future Company Directions

Management took several steps to strengthen the Company during the first six months of 2002. It began merger negotiations with a regional airline and continued to reduce expenditures. The Company also hired a new Vice President of Marketing and Sales and changed the composition of the marketing and sales staff giving greater focus to the business traveler .and corporate and social dinners and other events .

Comparison of Statement of Operations for the 6-Month Periods
Ended June 30, 2002 and 2001

The following is management's discussion and analysis of significant differences in the Companys financial position and operations (See Financial Statements). Note that revenues and expenditures for 2002, when compared to 2001, do not include Ecolodge San Luis activity (the Company sold Ecolodge San Luis in December 2001).

During the six-month period ended June 30, 2002, total sales revenue was $568,896, a decline from the same period in 2001 of about 15%. Most of the decline occurred in the second quarter of 2002. During the six-month period ended June 30, 2002, total operational expenses (cost of services and general and administrative costs) were $566,193. This represents a decline in expenses of $82,000 or approximately 13% from the same period in 2001. During the six-month period ended June 30, 2002, the Company earned about $3,000 (before depreciation of about $73,000 and interest costs of about $44,000). The net loss, including depreciation and interest, was about $114,000.

Total assets for the Company declined by approximately $242,000. The balance sheet reflects the repurchase of Hotel Sunset Reef Company asset for a total price of about $280,000 (option price plus costs) and the decline in cash available from the sale of Ecolodge San Luis. The title for Sunset Reef had passed to Rosenmiller and Caggiano in January 2001 when the Company was unable to pay debts that had been collateralized by Sunset Reef.

Liquidity and Capital Resources

Through June 30, 2002, Company operations had resulted in losses and the Company had limited cash liquidity and capital resources. During this period, capitalization was not sufficient to fund necessary expenses and management sought and succeeded in acquiring funds through the sale of Ecolodge San Luis.

The Company has had limited, albeit improving, cash liquidity and capital resources. To the extent that the funds generated by revenues are insufficient to fund CAEs activities, it will be necessary to raise additional funds. In the short-term the Company will continue to seek loans from banks and other sources. Short-term plans also include raising additional funds through the sale of equity and property.




PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Actions in Costa Rican Labor Court

At this time there are actions against Central American Equities in the Costa Rican Labor Court that have been brought by former employees who had been dismissed by the Company due to poor performance or insubordination. These employees dispute the reason for their dismissal and, as such, claim they are entitled to additional monetary compensation. The Company considers these actions to be routine litigation that is incidental to the business (as defined under Reg. 228.103). It is anticipated that any contingent liability stemming from these claims would be immaterial to the Company. See Item 5 for potential litigation subsequent to the due date for this filing.

ITEM 2. CHANGES IN SECURITIES

The Company did not sell or issue any securities of any kind during the three-month period that ended on June 30, 2002.
See Item 5 below for securities sold subsequent to the due date for this filing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not default upon any securities of any kind during the three-month period that ended on June 30, 2002. See
Notes in the Financial Statement related to the restructuring of the loan with Banco BCT.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the three-month period ended June 30, 2002.

ITEM 5. INFORMATION SUBSEQUENT TO JUNE 30, 2002

The following information occurred subsequent to the due date of this filing and is not covered in the financial statements of this filing.

Changes in Registrant's Certifying Accountant.

At a board of directors meeting held on August 28, 2003 of which a quorum was present, the Board of Directors of Central American Equities Corp. accepted the resignation of Pinkham and Pinkham as its Certified Accountant for the fiscal years ended December 31, 1999, December 31, 2000 and December 31, 2001.

During the past three years, Pinkham and Pinkham was the principal accountant for Central American Equities Corp. At no time did Pinkham and Pinkhams financial statements contain an adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope, or accounting principles. Nor were there any disagreements with Pinkham and Pinkham on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On August 28, 2003, Central American Equities engaged Clyde
Bailey, P.C. Certified Public Accountants as the principal accountant for the Company. Central American Equities has authorized Pinkham and Pinkham to respond fully to the inquiries of the successor accountant.

Changes in Securities

During the fourth quarter of 2003, the Company raised cash by selling securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws. The sale of the securities was intended to be exempt from registration under the Securities Act, by virtue of
Section 4(2) of Regulation D.

The Company successfully sold 3,360,000 shares of Common Stock and 1 million shares of Class "A" convertible preferred stock. In total, the Company raised $178,200 net of costs from the sale of stock. The average price per share was $0.05. The shares were sold entirely to current Company stockholders.

The proceeds of these sales, less any deductions for transactional fees including, but not limited to, commissions, accounting fees, legal fees, and printing costs was used for debt reduction (including reduction of a tax liability) and working capital. The Company paid a director of the Company (Talley) $19,800 (10% of gross proceeds) in commission on the sale of the stock.

The Class "A" convertible preferred stock has the following provisions: a) the option to transfer the shares into common stock on a one-for-one basis, b) the same voting rights as common stock, and c) the same liquidation preferences as common stock.

During December 2003, the Company also exchanged 240,000 shares of Common Stock for $12,000 debt owed to a director (Rosenmiller).
The debt was exchanged for shares at a price of $0.05 per share.

The Company has also issued as compensation (subsequent to the due date of this report) additional shares of Common Stock to Michael
Caggiano, the Company President and CEO.   In the fourth quarter
of 2002, the Company issued 700,000 shares of Common stock to Mr. Caggiano. In the fourth quarter of 2003 the Company issued an additional 700,000 shares of Common Stock to Caggiano.

As of December 31, 2003 the Company had 19,739,268 shares of
Common Stock issued and outstanding and one million shares of Preferred Stock issued and outstanding.

Potential Legal Proceedings Concerning a Tax Liability

As of January 15, 2004 the Company was preparing to bring suit against the Costa Rican sales tax authority for not accepting an offer of property in exchange for an outstanding tax liability. The refusal of the offer denied the opportunity for the Company to successfully meet a tax amnesty deadline. Believing it has been denied due process and equal treatment under Costa Rican law, management currently plans to pursue the case vigorously, if a negotiated settlement is not achieved.
It is difficult to evaluate the likelihood of an unfavorable outcome in this case but we estimate it to be at or below 50%. If an unfavorable outcome results, the Company could be liable for interest and penalties of approximately $150,000. The tax liability as of June 30, 2002 (less interest and penalties) has been accounted for in the financial statements of this filing.

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




BY: W. F. O. Rosenmiller, Director

W. F.O. ROSENMILLER, DIRECTOR


CENTRAL AMERICAN EQUITIES CORP.