Form 10QSB
period 2002-09-30
CENTRAL AMERICAN EQUITIES INC
filed 2004-02-05
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
                        WASHINGTON, DC 20549
                                FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

                        +011 (506) 282-4160
            (Registrant telephone number, including area code)

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

The number of shares outstanding of each of the issuer classes of common equity:

            14,739,268 Shares Class A Common Stock, $.001 par value (Shares outstanding of each of the Registrants classes of common stock. See Item 5A for shares outstanding after the due date of this filing.)

       Transitional Small Business disclosure format (check one)
                           YES [ X ]  NO [   ]

DOCUMENTS INCORPORATED BY REFERENCE
Annual Report on Form 10-KSB of Registrant for year ended December 31, 1998, 1999, 2000, 2001.





PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION

Central American Equities Corp. (the "Company" or "CAE") is a US hospitality company, based in Santa Ana, Costa Rica and incorporated in the State of Florida. The Company owns and operates hotels, restaurants, and real
property in Costa Rica.   All CAE activities are related to the
Company hotels in Costa Rica, and, as such, are reported as one operating segment (per FASB Statement No. 131).

Financial statements follow.

                  CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                        Consolidated Balance Sheet

                                         Sept.30, 2002      December 31, 2001
Assets
Current assets
 Cash and cash equivalents                $   103,039              $28,495
 Account receivable                            71,219               94,004
 Account receivable from sale of asset          5,790              755,000
 Inventory                                     22,019               18,920
 Prepaid expenses                               1,687                4,268
                                              203,755              900,687
Buildings and equipment,
 Net of depreciation	                      6,507,643             5,060,113

Other assets
  Long-Term Assets                                 0            1,261,007
  Other Assets                                     0                    0
                                                   0            1,261,007

Total assets                             $ 6,711,398         $  7,221,807

Liability and Stockholder Equity

Current liabilities
  Accounts payable                       $   226,255          $   308,682
  Accrued expenses                           290,631              320,281
                                             516,886              628,963
Other liabilities
 Long term debt                              490,676              529,676
 Due to officers                             138,700              293,135

                                             629,376              822,811
Stockholder equity
 Common stock  $.001 par value; 20,000,000
 Authorized, 14,739,268 issued and
 Outstanding                                  14,739               14,739
 Preferred stock - $.001 par value;
 1,000,000 shares authorized, 0 issued
 and outstanding	                               -                   -
 Additional paid-in capital               10,149,816           10,149,816
 Unrealized gain on foreign exchange          66,044               55,929
 Retained deficit                        (4,665,464)           (4,450,451)
                                           5,565,135            5,770,033

Total liabilities and stockholder equity  $6,711,398          $ 7,221,807

             See Notes to Consolidated Financial Statement

                 CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                      Unaudited
                                                             For the Three
                          For the Nine Months Ended           Months Ended
                                September 30,                 September 30,
                               2002         2001           2002          2001

Revenues                   $ 751,314    $  883,499     $  182,418     $ 216,637
Cost of services             228,476       444,953         57,015       137,115

Gross profit                 522,838       438,546        125,403        79,522

Operations

 General and admin.          618,150       477,286        223,419       136,921
 Depreciation                111,273       101,951         38,545        33,500
                             729,423       579,237        261,964       170,421

Other expense (income)
  Interest expense            57,505        92,131         13,680        30,418
  Forgiveness of debt        (49,660)            0        (49,660)            0
  Loss on foreign exchange       581             -            513             -
                               8,427        92,131        (35,467)       30,418

Total Expenses               966,326     1,116,161        283,512       337,954

Net Income (loss)           (215,013)     (232,662)      (101,094)     (121,317)

Net Loss per Share        $     (.01)      $  (.02)      $   (.01)     $   (.01)
Weighted average share of
common stock outstanding  14,739,268    14,739,268     14,739,268     14,739,268

               See Notes to Consolidated Financial Statements


               CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                          Statements of Cash Flow
               For the Nine Months Ended September 30,
                                Unaudited
                                                          2002         2001
Cash flows from operating activities:

Net Income (Loss)                                  $  (215,013)    $(232,662)

Adjustments to reconcile net loss to
net cash provided by operating activities:
  Unrealized Gain on Foreign Exchange                   10,115       (17,141)
  Depreciation and amortization                        111,273       101,792
Decrease (increase) in:
  Accounts receivable                                  771,994       (41,028)
  Inventory                                             (3,099)       (4,539)
  Prepaid expense and other                              2,581        13,924
(Decrease) increase in:
  Accounts payable                                     (82,427)       (6,744) *
  Accrued expense                                      (29,650)      183,082

Net cash provided by operating activities:             565,775        (3,317)

Cash flows from investing activities:

  Capital expenditures                                (297,797)            0

Net cash used in investing activities                 (297,797)            0

Cash flows from financing activities:

  Proceeds from loans                                  (38,999)            0
  Proceeds from loans from officers                   (154,435)            0
  Proceeds from issuance of common stock                     0             0
  Proceeds from additional paid-in capital                   0             0

Net cash provided by financing activities:            (193,434)

Net increase (decrease) in cash                         74,545        (1,653)

Cash  beginning of period                               28,495        15,901
Cash  end of period                              $     103,039        14,248


Note: (*) Cash flow changes for accounts payable in 2001 have been adjusted for a non-cash change of $54,668. This amount was payable in salary owed to the CEO of the Company and eliminated by the passage of title for Sunset Reef. See Notes to Consolidated Financial Statements.

Supplemental Disclosure of Cash Flow Information:

  Interest paid                                   $     57,505      $ 92,131

  Income taxes paid                        $                 -      $      -



              See Notes to Consolidated Financial Statements






             CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

Note 1. 	Summary of Accounting Policies

Nature of Business
Central American Equities Corp. and Subsidiaries (the "Company") was incorporated under the laws of the State of Florida on January 23, 1996. The Company provides an integrated eco-vacation experience in Costa Rica, and is in the business of owning and operating hotels and real property in Costa Rica.

In December of 1996, the Company entered into an agreement for the exchange of common stock ("Exchange Agreement") with Cal Tico, L.P., Ecolodge Partners, L.P. and Marine Lodge Partners, L.P. (Partnership). Pursuant to the exchange agreement, the company issued 7,756,885 and 3,099,392 shares of common stock to limited partners and the general partners, respectively, of the partnerships.
In exchange for the shares, the partnership transferred all of their interests (i.e.100% of the outstanding common stock) in the following Costa Rican corporations: Hoteleria Cal Tico, S.A.; Bandirma, S.A.; Sociedad Protectora De La Fuana y Flora Marintima De Mal Pais, S.F.; Ecoprojecto San Luis, S.A. and Confluencia, S.A.

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

Basis of Consolidation
The consolidated financial statements include the consolidated accounts of Central American Equities Corp. and its subsidiaries. Hoteleria Cal Tico, S.A., Bandirma, S.A., Sociedad Protectora De La Fuana y Flora Marintima
De Mal Pais,S.F., Ecoprojecto San Luis, S.A. and Confluencia, S.A. are held 100% by the Company. All intercompany transactions and accounts have been eliminated in consolidation.

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

Adoption of Statement of Accounting Standard No. 123 In 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based compensation plans. The Company has chosen to account for sstock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company stock at the date of the grant over the amount an employee must pay to acquire the stock. The difference between the fair value method of SFAS-123 and APB 25 is immaterial.

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

The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended December 31, 1997. For the years ended December 31, 1999 and 1998, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. A net losswas reported in 1998 and 1997, and accordingly, in those years the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 357,500 shares at December 31, 1998 were not included in loss per share calculations, because to do so would have been anti-dilutive.

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

Income Taxes
The Company has net operating loss carryovers of approximately $4.45 million As of December 31, 2001, expiring in the years 2012 through 2021. However, Based upon present Internal Revenue regulations governing the utilization of netoperating loss carryovers where the corporation has issued substantial additionalstock, most of this loss carryover may not be available to the Company.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, effective July 1993. SFAS No.109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry-forwards. Because of the uncertainties discussed in
Note 2, however, any deferred tax asset established for utilization of Company tax loss carry-forwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

Note 2.	Going Concern

The Company incurred a net loss of approximately $215,000 during the first three quarters of the year ended December 31, 2002.

The Company has received additional financing through the sale of a non-performing asset, continues to control expenses, and evaluates the ongoing performance of Company assets. The ability of the Company to continue as a going concern is dependent on the success of application and techniques. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


Note 3.	Notes Payable

As of September 30, 2002, the Company had $442,376 outstanding against a $500,000 line of credit with Banco BCT. The loan includes a term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments vary from $3,000 to $9,000. The note is collateralized by property of the Company.

Included in notes payable at September 30, 2002 is a note payable to shareholder, dated July 21, 2000, of
$48,300.

Note 4.	Due to Officers

Notes payable as of September 30, 2002 are as follows:

Note payable to shareholder dated November 30, 2000 with no set
terms for prepayment                               $132,700
Note payable to shareholder dated July 15, 2000 with interest
at 6% with no set terms for prepayment                6,000

Total Due to Officers                              $138,700


Note 5.  Commitments

The Company has a month-to-month lease for 1 acre of property.
Minimum rentals in the year ending December 31, 2002 are $18,000

Note 6. Business Combination

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

Note 7.  Sale of Ecolodge San Luis & Biological Station

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


Note 8. Exercise of Option to Re-purchase Sunset Reef

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



ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors that affected the Company financial position and operations during the nine month period ended September 30, 2002.

Overview

Central American Equities Corp. (the "Company" or "CAE") is a US hospitality company, based in Santa Ana, Costa Rica and incorporated in the State of Florida on January 23, 1996. The Company specializes in providing high-quality food and lodging in Costa Rica. The Company is in the business of owning and operating boutique hotels, restaurants and real property in Costa Rica. All CAE activities are related to the Company hotels in Costa Rica, and, as such, are reported as one operating segment (per FASB Statement No. 131).

CAE includes among its assets in Costa Rica two hotels: Hotel Alta in Santa Ana (a suburb of the capital city of San Jose), and Hotel Sunset Reef Marine Lodge on the Pacific Ocean in Mal Pais adjacent to the protected Cabo Blanco Reserve (See Notes from the financial statements). CAE also owns La Luz Restaurant (located in Hotel
Alta), Restaurant Playa Carmen (on the beach near Sunset Reef), and a reservation, travel planning and marketing operation located within Hotel Alta. The Company has approximately 58 full-time, part-time, and contract employees.

All Company facilities, except for Restaurant Playa Carmen, were open and operating by the beginning of 1998 (the first full year of operations). During the nine-month period ended September 30, 2002, the Company operated the 100-seat restaurant at Playa Carmen (in prior years it had been rented).

Results of Operations

The first nine months of 2002 represented a time of continuing difficulty for the Company. A slowing of the American economy (more than 75% of tourists and business travelers to the Company hotels come from the United States), and a decline in travel related to the terrorist events of September 2001 affected occupancy at the Company hotels during this period.

Even though demand for hotel rooms declined, supply increased. During the last two years, more than 275 new business-class hotel rooms and more than 40 new restaurants have opened within a few
miles of Hotel Alta and Restaurante La Luz.   Six hotels and nine
restaurants
have opened near Sunset Reef. Price competition has become a way of life: large hotel chains (e.g., Marriott, Courtyard, Comfort), offering exceptionally low rates since 9/11 have made it difficult for HotelAlta to sustain its $155 rack rate.

Occupancy for the first nine months of 2002 at Hotel Alta declined about 16% from about 49% in 2001 to 41% in 2002 (in the third quarter occupancy declined from 47% to 29%). Occupancy at Sunset
Reef was flat at about 25% (13% in the third quarter).

Comparison of Operations for the 9-Month Periods Ended Sept. 30, 2002 and 2001

The following is management's discussion and analysis of significant differences in the Company financial position and operations (see Financial Statements). Note that revenues and expenditures for 2002, when compared to 2001, do not include Ecolodge San Luis activity. The Company sold Ecolodge San Luis in December 2001.

The nine-month period reported in this 10-QSB encompasses part of the traditional low season when travel to Costa Rica declines markedly (May-June and September-October). This year the Company has been additionally challenged by lower travel demand brought on by the Terrorist attacks of September 11 and the recession in the United States.

During the nine-month period ended September 30, 2002, total sales revenue was about $751,000, a decrease of about 15% from the same period in 2001. During the nine-month period ended September 30, 2001, total operational expense (cost of services and operational costs) was about $847,000. This represents a decline in expenses of approximately $75,000 or 8% from the same period in 2001. During this period, the Company lost approximately $95,000 before depreciation of about $111,000 and interest costs of about $58,000. The net loss, including depreciation, interest, and debt forgiveness was about $215,000. During the same period in 2001, the Company net loss was approximately $233,000.

During the nine-month period ended September 30, total assets for the Company declined by approximately $510,000. After achieving the expected revenues from the sale of the Ecolodge, the Company exercised its option to repurchase Sunset Reef in the second quarter of 2002. Continuing to use revenue from the sale of Ecolodge San Luis, the Company paid off a shareholder and reduced its debt by about $150,000 (the note payable of $149,660 to an officer of the Company was renegotiated: the officer forgave $49,660 of the debt and the Company paid $100,000 to clear the debt in full). The Company also paid in its entirety a substantial tax (social security) debt and the resulting interests and penalties (which had not previously been calculated on the Company balance sheet).

Future Company Directions

Management took several steps to strengthen the Company during the first nine months of 2002. It continued to reduce expenditures and began merger negotiations with a regional airline. To date these discussions have not produced any merger plans to present to shareholders.

The Company also hired a new Vice President of Marketing and Sales and changed the composition of the marketing and sales staff giving greater focus to the business traveler. Faced with declining growth in tourism and overall weakness among Costa Rican travel wholesalers the Company also altered its marketing focus. CAE redesigned its web-page (www.thealtahotel.com) and began a web-marketing campaign including search-engine positioning and strategic placement of click-through advertisements.

Convinced that the business traveler is a key component of Hotel Altas year-round growth, to successfully attract the business
traveler, the Company began to invest in new infrastructure.   By
December of 2002, the Company had installed high-speed, satellite-based internet in the hotel rooms and the hotels business center. The Company also introduced internet telephony that, by December 2002 would allow the Company to reduce its international telephone bill. To our knowledge, Hotel Alta was the only hotel in Costa Rica with high-speed internet access in the rooms.

There was a time several years ago when La Luz was in a small group of elite restaurants in Costa Rica. It still is, but restaurant options have expanded dramatically. To increase patronage and remain "fresh", La Luz improved and augmented its menu, added a Sunday brunch, and inaugurated a Thursday jazz night.

Liquidity and Capital Resources

Through September 30, 2002, operations had resulted in losses and the Company has limited cash liquidity and capital resources.

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

ITEM 2. CHANGES IN SECURITIES

The Company did not sell or issue any securities of any kind during the three-month period that ended on September 30, 2002.
See Item 5 below for securities sold subsequent to the due date for this filing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not default upon any securities of any kind during the three-month period that ended on September 30, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the three-month period ended September 30, 2002.

ITEM 5. OTHER INFORMATION

At a board meeting in September 27, 2002, the board voted to "accept with regret" Paul Kings resignation from the board of directors.

ITEM 5A. INFORMATION SUBSEQUENT TO SEPTEMBER 30, 2002

The following information occurred subsequent to the due date of this filing and is not covered in the financial statements of this filing.

Changes in Registrant's Certifying Accountant

At a board of directors meeting held on August 28, 2003 of which a quorum was present, the Board of Directors of Central American Equities accepted the resignation of Pinkham and Pinkham as its Certified Accountant for the fiscal years ended December 31, 1999, December 31, 2000 and December 31, 2001.

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

The Company has also issued as compensation (subsequent to the due date of this report) additional shares of Common Stock to Michael
Caggiano, the Company President and CEO.   In the fourth quarter
of 2002, the Company issued 700,000 shares of Common stock to Mr. Caggiano. In the fourth quarter of 2003 the Company issued an
additional 700,000 shares of Common Stock to Caggiano.   In
addition, at a meeting of the board of directors, during the fourth quarter of 2002, the board granted options to Mr. Caggiano as follows: 100,000 shares @ $0.10; 100,000 shares @ $0.15; and
100,000 shares @ $0.20. Recognizing that significant past salary was due and payable, the board collateralized full compensation due with a company asset: the Playa Carmen (Tropicana) property in Mal Pais.

As of December 31, 2003 the Company had 19,739,268 shares of
Common Stock issued and outstanding and one million shares of Preferred Stock issued and outstanding. Potential Legal
Proceedings Concerning a Tax Liability

As of November 2002, Hotel Alta owed Tributacion (the Costa Rican taxing authority) approximately $230,000 in unpaid sales taxes. These taxes have been listed on the balance sheet as an accrued expense. The Costa Rica government offered to all companies in Costa Rica amnesty from interest and penalties for back taxes paid by April 30, 2003. Prior to April 30, 2003, CAE, unable to pay these taxes in cash, proposed that the debt be resolved with the exchange of property worth an equivalent value (part of the parcel in Playa Carmen where Restaurante Playa Carmen is located).

As of January 15, 2004 the Company was preparing to bring suit against the Costa Rican sales tax authority for not accepting this offer of property in exchange for an outstanding tax liability. The refusal of the offer denied the opportunity for the Company to
successfully meet the tax amnesty deadline.   Believing it has
been denied due process and equal treatment under Costa Rican law, management currently plans to pursue the case vigorously if a negotiated settlement is not achieved. It is difficult to evaluate the likelihood of an unfavorable outcome in this case but we estimate it to be at or below 50%. If an unfavorable outcome results, the Company could be liable for interest and penalties of approximately $150,000. The tax liability as of June 30, 2002 (less interest and penalties) has been accounted for in the financial statements of this filing.

ITEM 6.  EXHIBITS AND REPORTS

Exhibits and reports filed herewith: none.





VERIFICATION SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, theregistrant caused this registration to be signed on its behalf by the undersigned, thereunto duly authorized.


CENTRAL AMERICAN EQUITIES CORP.




BY: Michael N. Caggiano, President/CEO

MICHAEL N. CAGGIANO, President/CEO


CENTRAL AMERICAN EQUITIES CORP.




BY: Richard Wm. Talley, Director

RICHARD WM, TALLEY, DIRECTOR





CENTRAL AMERICAN EQUITIES CORP.




BY: W. F. O. Rosenmiller, Director

W. F.O. ROSENMILLER, DIRECTOR



- -