Form 10KSB
period 2002-12-31
CENTRAL AMERICAN EQUITIES INC
filed 2004-03-23
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
                        WASHINGTON, DC 20549
                             FORM 10-KSB

(X) Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal period ended December 31, 2002.
( ) Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from  to        .

                  Commission File Number 0-24185

                  CENTRAL AMERICAN EQUITIES CORP.

Florida  					          65-0636168
(State of incorporation)			(IRS Employer ID Number)

                Hotel Alta, Santa Ana, Costa Rica
 (Mailing: Hotel Alta, Interlink 964 POB 02-5635 Miami, FL  33102)
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

THE COMPANY HAS NOT YET FILED 10-Q REPORTS REQUIRED IN 2003.

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [ ]

                              $1,000,967
	(Issuer's revenues for its most recent fiscal year).

 (Aggregate market value of the voting stock held by non-affiliates of Registrant)

      15,439,268 Shares Class A Common Stock, $.001 par value

(Number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2002)

Note that the number of shares outstanding as of February 15, 2004 is as follows:

19,739,268 shares of Class A Common Stock, $001 par value and
1,000,000 shares of Class A Preferred Stock.

Transitional Small Business disclosure format (check one)
YES [ X ]  NO [   ]

                 DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10K of Registrant for the year ended December
31, 2000
Annual Report on Form 10K of Registrant for the year ended December
31, 2001
Report on Form 8K of January 2002






INFORMATION REQUIRED IN REGISTRATION STATEMENT

ITEM 1. DESCRIPTION OF THE BUSINESS
ITEM 2. DESCRIPTION OF THE PROPERTIES
ITEM 3.  LEGAL PROCEEDINGS
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS
ITEM 10.  EXECUTIVE COMPENSATION
ITEM 11.  SECURITY OWNERSHIP OF MANAGEMNT & BENEFICIAL OWNERS
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
VERIFICATION SIGNATURES
SARBANES-OXLEY ACT SECTION 302 CERTIFICATIONS
SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS


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

As of December 31, 2002, CAE owned Hotel Alta in Santa Ana (a suburb of the capital city of San Jose) and Sunset Reef Marine Hotel (on the Pacific Ocean in Mal Pais adjacent to the protected Cabo Blanco Reserve). CAE also owns and operates La Luz Restaurant (located in Hotel Alta), Restaurant Tropicana (on the beach at Playa Carmen near Sunset Reef), and Alta Travel Planners (a full-service reservation, travel planning and in-bound tour operation based in Costa Rica).

The first year of full operation of the Company's hotels was 1998. All Company owned facilities, except for Restaurant Tropicana, were open and operating by the beginning of 1998. By late 2001 Tropicana Restaurant was operated by the Company (in past years it had been rented on a monthly basis). On December 31, 2002, the Company had approximately 65 full-time, part-time and contract employees.

Formation of the Company

Central American Equities was formed by the acquisition of several California limited partnerships. In December 1996, CAE combined the assets of four limited partnerships (Cal Tico, L.P. ("Cal Tico"), Ecolodge Partners L.P. ("Ecolodge"), MarineLodge Partners, L.P. ("MarineLodge") and, L.A. Cal L.P.) in a form of entity restructuring referred to as a "roll up." Under the terms of the roll-up, each partners' capital account was exchanged for common stock in Central American Equities (a Florida corporation incorporated on January 23, 1996); one share of common stock for each dollar of capital. In exchange for the ownership of the four partnerships, CAE issued 10,881,277 shares of common stock on December 10, 1996. At this point the partnerships dissolved. (For a complete discussion of the creation of CAE and the original limited partnerships, please refer to the 1998 and 1999 10KSBs).


ITEM 2. DESCRIPTION OF THE PROPERTIES

CAE consists of three properties in Costa Rica: Hotel Alta (including Restaurante La Luz), Sunset Reef Marine Hotel, and Tropicana Restaurant at Playa Carmen. Hotel Altas land and buildings are owned by Hotelera Cal Tico, S.A., a Costa Rican corporation. Sunset Reefs land and buildings are owned by Sociedad Protectora de la Fauna y Flora de Mal Pais, S.A. a Costa Rican company. Corporacion Muxia, S.A. a Costa Rican Corporation, owns the land at Playa Carmen and restaurant Tropicana. As of December 31, 2002, CAE owned 100% of the stock of the following Costa Rican Corporations: Hotelera Caltico, S.A. and Sociedad Protectora de la Fauna y Flora de Mal Pais, S.A. (which owns 100% of Corporacion Muxia, S.A.). (See text and Notes to the Financial Statements for a discussion of changes in ownership of property that has occurred during the period covered by this filing.)

Hotel Alta

Hotel Alta is a, 23-unit, luxury hotel located on approximately one acre of land in Alto de las Palomas, Santa Ana, 8 miles from downtown San Jose. Nearby Santa Ana and Escazu are considered among the most affluent districts of Costa Rica and are currently experiencing a significant real estate boom. Nearby facilities include golf courses, tennis courts, and an equestrian center. La Luz, a 60-seat fine dining restaurant located within the hotel is owned and operated by CAE. The restaurant receives guests from nearby hotels and upscale locals who seek gourmet meals. Additional facilities are provided for banquets and corporate events for up to 120 guests.

Sunset Reef Marine Hotel

Sunset Reef Marine Hotel is located in the small Pacific beachfront town of Mal Pais on the southern tip of the Nicoya Peninsula. Mal Pais lies near the northern border of the renowned Absolute Natural Reserve of Sunset Reef --- described by one guidebook as the "jewel of nature at the very tip of the Nicoya Peninsula."

Sunset Reef contains about 3 acres of beachfront land with 1500 feet of ocean frontage. It is surrounded by miles of unspoiled shoreline, spectacular beaches, and lush forests. Currently on site there is a fully operating 14-room hotel complete with pool, restaurant, and bar.

In January 2001, the title for Sunset Reef Marine Hotel passed from CAE to Rosenmiller and Caggiano (see notes to financial statements). On December 18, 2001, the Company sold Ecolodge San Luis and Biological Station to the University of Georgia for $895,000. In June 2002, the Company applied part of the proceeds from the sale of Ecolodge San Luis to exercise its option to repurchase Sunset Reef from Rosenmiller and Caggiano.

Tropicana Restaurant at Playa Carmen

Tropicana, a 100-seat restaurant with bar is located approximately three miles away from Sunset Reef Marine Hotel on the broad, white, sandy beach at Playa Carmen, known as one of the best surfing beaches in Costa Rica. The rectangular parcel has 168 feet of beach frontage and an area of 3.2 acres. In November 2001, CAE began to operate the restaurant. In late 2002, CAE began the process of selling the land. In 2003 it explored using the property as collateral to help finance debt and also proposed that part of the land be used in exchange for past debt owed to Costa Rica tax authorities.


ITEM 3.  LEGAL PROCEEDINGS

During 2002 there were actions against Central American Equities in the Costa Rican Labor Court that had been brought by former employees who had been dismissed by the Company due to poor performance or insubordination. These employees dispute the reason for their dismissal and, as such, claim they are entitled to additional monetary compensation. The Company considers these actions to be routine litigation that is incidental to the business (as defined under Reg. Section 228.103). It is anticipated that any contingent liability stemming from these claims would be immaterial to the Company.

Potential Legal Proceeding and Liability Post December 31, 2002

As of November 2002, Hotel Alta owed Tributacion (the Costa Rican taxing authority) approximately $230,000 in unpaid sales taxes. These taxes have been listed on the balance sheet as an accrued expense. The Costa Rica government offered to all companies in Costa Rica amnesty from interest and penalties for back taxes paid by April 30, 2003. Prior to April 30, 2003, CAE, unable to pay these taxes in cash, proposed that the debt be resolved with the exchange of property worth an equivalent value (part of the parcel in Playa Carmen where Restaurante Tropicana is located).

As of February 15, 2004 the Company was preparing to bring suit against the Costa Rican sales tax authority for not accepting this offer of property in exchange for an outstanding tax liability. The refusal of the offer denied the opportunity for the Company to
successfully meet the tax amnesty deadline.   Believing it has
been denied due process and equal treatment under Costa Rican law, management currently plans to pursue the case vigorously if a negotiated or administrative settlement is not achieved. It is difficult to evaluate the likelihood of an unfavorable outcome in this case but we estimate it to be at or below 50%. If an unfavorable outcome results, the Company could be liable for interest and penalties of approximately $150,000. The tax liability as of December 31, 2002 (less potential interest and penalties) has been accounted for in the financial statements of this filing.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during its fiscal year ended December 31, 2002.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Description of Securities

The Company's authorized capital stock consists of 20,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. As of December 31, 2002, 15,439,268 shares of common stock were issued and outstanding; no (0) shares of preferred stock were issued nor outstanding. (See below for common shares and preferred shares issued and outstanding after the due date of this filing.)

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the stockholders. The common stock does not have cumulative voting rights, which means that the holders of a majority of the outstanding shares of common stock voting for the election of directors can elect all members of the board of directors. A majority vote is also sufficient for other actions that require the vote or concurrence of the stockholders (except in cases in which more than a simple majority is required by law). Holders of common stock are entitled to receive dividends, when, as, and if declared by the board of directors, in its discretion, from funds legally available therefore. Subject to the dividend rights of the holders of preferred stock, dividends for holders of shares of common stock are declared by the board of directors out of funds legally available therefore. Upon liquidation, dissolution or winding up of the Company, after payment to creditors and holders of preferred stock that may be outstanding, the holders of common stock are entitled to share ratably in the assets of the Company, if any. The Bylaws of the Company require that only a majority of the issued and outstanding shares of common stock of the Company need be represented to constitute a quorum and to transact business at a stockholders' meeting.

The common stock has no preemptive rights or subscription, redemption or conversion privileges. All of the outstanding shares of common stock are fully paid and non-assessable. The Company's board of directors has total discretion as to the issuance and the determination of the rights and privileges of any shares of preferred stock that may be issued in the future. Such rights and privileges may be detrimental to the rights and privileges of the holders of common stock.

In mid-August 2000, Central American Equities qualified under the new rules of the National Association of Securities Dealers (NASD) and listed its stock on the Over the Counter Bulletin Board ("OTCBB") under the symbol "CENE". Between January 2002 and December 2002 the stock had a range of approximately $0.02 to $0.6 per share. These quotations may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

The number of shareholders of record of the Company's common stock is approximately 224 with approximately 410 stock certificates outstanding. The Company has not paid nor declared any dividends upon its shares of common stock since its inception and, does not contemplate or anticipate paying any dividends upon its shares of common stock in the near future. The transfer agent for the Company's common stock is Olde Monmouth Stock Transfer Company, 200 Memorial Parkway, Atlantic Highlands, NJ 07716.

Sales of Unregistered Securities During 2002

No Company securities were sold in 2002. See previous 10Qs and the 1998 and 1999 10Ks for a discussion of the sale of unregistered securities and the issuance of options prior to January 1, 2002. During 2002 the board of directors compensated the Company CEO, Michael Caggiano with 700,000 shares of common stock (see management compensation).

Sales of Unregistered Securities as of February 15, 2004

During the fourth quarter of 2003, the Company raised cash by selling securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws. The sale of the securities was intended to be exempt from registration under the Securities Act, by virtue of
Section 4(2) of Regulation D.

The Company successfully sold 3,360,000 shares of Common Stock and 1,000,000 shares of Class "A" convertible preferred stock. In total, the Company raised $178,200 net of costs from the sale of stock. The average price per share was $0.05. The shares were sold entirely to current Company stockholders.

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

The Company has also issued as compensation (subsequent to the due date of this report) additional shares of Common Stock to Michael
Caggiano, the Company President and CEO.   In the fourth quarter
of 2002, the Company issued 700,000 shares of Common stock to Mr. Caggiano. In the fourth quarter of 2003 the Company issued an
additional 700,000 shares of Common Stock to Caggiano.   In
addition, at a meeting of the board of directors, during the fourth quarter of 2002, the board granted options to Mr. Caggiano as follows: 100,000 shares @ $0.10; 100,000 shares @ $0.15; and
100,000 shares @ $0.20. Recognizing that significant past salary was due and payable, the board collateralized full compensation due with a company asset: the Playa Carmen (Tropicana) property.

As of December 31, 2003 the Company had 19,739,268 shares of
Common Stock issued and outstanding and one million shares of Preferred Stock issued and outstanding.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors that have affected the Company's financial position and operations during the fiscal year ended December 31, 2002.

Overview

The year 2002 represented a time of continuing difficulty for the Company. A slowing of the American economy (more than 75% of tourists and business travelers to the Companys hotels and about 60% of all tourists to Costa Rica come from the United States), and a decline in travel related to the terrorist events of September 2001 reduced the number of tourists traveling to Costa Rica for the second straight year. In 2002, the total number of tourists dropped more than 12% from the year 2000.

The drop in tourism has affected occupancy at the Companys hotels. Annual occupancy for 2002 at Hotel Alta declined about
14% from about 48% in 2001 to 41% in 2002. Occupancy at Sunset
Reef was flat at about 23%.

Even though demand for hotel rooms declined, supply increased. During the last two years, more than 275 new business-class hotel rooms and more than 40 new restaurants have opened within a few
miles of Hotel Alta and Restaurante La Luz.   Six hotels and nine
restaurants have opened near Sunset Reef. Price competition has become a way of life: large hotel chains (e.g., Marriott, Courtyard, Comfort), offering exceptionally low rates since 9/11 have made it difficult for Hotel Alta to sustain its $155 rack rate.

Repurchasing Sunset Reef.

In November 1999, the Company agreed to a note in the amount of $210,000 payable to a director of the Company, O. Fred W. Rosenmiller. The note was collateralized by Company property, Sunset Reef Marine Hotel. At the time of the agreement, the Company also used the Sunset Reef property as collateralization for salary past due for the President of the Company, Michael Caggiano, in the amount of $54,668 (see Notes to the Financial Statements). Unable to repay the loan when due in November of 2000, ownership of Sunset Reef passed to Rosenmiller and Caggiano on January 5, 2001. The Company, however, continued to operate Sunset Reef and it remained a source of revenue.

On January 5, 2001 the Company also entered into an agreement with Rosenmiller and Caggiano that allowed it the option to re-purchase Sunset Reef Marine Hotel for $271,000, the principal amount of the debt owed Rosenmiller and Caggiano (less interest). Using funds available from the sale of Ecolodge San Luis, in June 2002, the Company exercised its option and repurchased Sunset Reef.

Future Direction

Management took several steps to strengthen the Company during 2002. It continued to reduce expenditures and began merger negotiations with a regional airline. To date (February 2004) these discussions have not produced any merger plans to present to shareholders.

The Company also hired a new Vice President of Marketing and Sales and changed the composition of the marketing and sales staff giving greater focus to the business traveler. Faced with declining growth in tourism and overall weakness among Costa Rican travel wholesalers, the Company also altered its advertising focus. In late 2002, CAE redesigned its webpage (www.thealtahotel.com) and began a web-marketing campaign including search-engine positioning and strategic placement of click-through advertisements.

Convinced that the business traveler is a key component of Hotel Altas year-round growth, to successfully attract the business
traveler, the Company began to invest in new infrastructure.   By
December of 2002, the Company had installed high-speed, satellite-based internet access in the hotel rooms and the hotels business center. The Company also introduced internet telephony that would allow the Company to reduce its international telephone bill. To our knowledge, Hotel Alta was (in December 2002) the only hotel in Costa Rica with high-speed internet access in the rooms.

There was a time several years ago when La Luz was in a small group of elite restaurants in Costa Rica. It still is, but restaurant options have expanded dramatically. To increase patronage and remain "fresh", La Luz improved and augmented its menu, added a Sunday brunch, and inaugurated a Thursday jazz night.


Results of Operations --- Years Ending December 31, 2001 and 2002

The following is management's discussion and analysis of significant differences in the Company's financial position and operations between the fiscal year ended December 31, 2001 and the fiscal year ended December 31, 2002. Note that financial information for 2002, as compared to 2001, do not include Ecolodge San Luis activity. The Company sold Ecolodge San Luis in December 2001.

Balance Sheet

Between December 31, 2001 and December 31, 2002 total assets
decreased from $7,221,807 to $6,576,935.   During 2002, the
Company used cash from the sale of Ecolodge San Luis (in December
2001) to reduce debt and exercise its option to repurchase Sunset Reef. Depreciation was approximately $166,377.

Between Fiscal Year Ended (FYE) 2001 and FYE 2002, total liabilities decreased from $1,451,773 to $1,163,962. Long-term debt declined from $822,810 to $620,377. This was due primarily to the cancellation of debt due to an officer (King)) and the one-time principal payments of about $50,000 of the loan from BCT. Current liabilities also decreased by about $85,000 during FYE 2002.

Statement of Operations

Revenues at the two hotels are primarily dependent upon the occupancy rates and per room charges (although other services are sold). During 2002, due to the previously mentioned drop in tourism, occupancy at Hotel Alta declined by about 14% and Sunset Reef remained approximately about the same as 2001.

Between December 31, 2001 and December 31, 2002 total sales
revenue decreased from $1,079,234 to $1,000,967.   Although
occupancy declined, this also reflects the foregone revenues from the Ecolodge. Total operational expenses (cost of services and general and administrative costs) were $1,194,148 in 2002. This represents a decline of a $73,000 (5.8%) from the same period in 2001. Included in Company expenses was approximately$30,000 in non-collectable accounts receivable from prior years and $14,000 in compensation for shares issued to the President of the Company.

The Company had a loss of about $193,000 before interest expenses and depreciation. During FYE 2002, depreciation was approximately $166,000. Of the $82,000 in interest expense during the period, the majority was interest and fees related to the $500,000 loan with Banco BCT.

Net losses (including interest expenses and depreciation) have declined. Net loss for FYE 2002 was $391,997. This is approximately 320,000 less then the net loss for FYE 2001 (which included losses from the sale of an asset). Loss per share is about $0.03. Between December 31, 2001 and December 31, 2002 cumulative losses (retained deficit) grew from about $4.4 million to about $4.8 million.

Liquidity and Capital Resources

To date, Company operations have resulted in losses, albeit declining. During 2002, capitalization was not sufficient to fund necessary expenses, although for the first time, management did not acquire loans for working capital. The Company has limited, albeit improving, cash liquidity and capital resources. The Company plans to hold sufficient cash from the sale of assets in reserve to protect against liquidity needs during 2003.

Currency Devaluation

Historically, changes in the rate of exchange between dollars and colones (the Costa Rican currency) have had an insignificant effect on liquidity because the rate of exchange is relatively predictable. The Central Bank eases devaluation pressure on the colon through a system called "mini-devaluation" whereby it decreases the colon's value daily by centimos, establishing a rate that is generally followed by most banks and exchange houses in the country. Since January 1996, the speed of devaluation of the colon against the dollar has slowed.

Currency devaluations may actually have a positive effect on the Companys net operating revenues. Although the hotels are in Costa Rica, all hotel rates are quoted in US dollars (the majority of hotel guests are from the US and other parts of North America) and, as such, hotel revenues are generally unaffected by devaluation of the colon relative to the US dollar. The majority of hotel expenses in Costa Rica (including most salaries) are in colones.


ITEM 7. FINANCIAL STATEMENTS

Audited financial statements for 2001 and 2002 follow.  The
Companys financial statements were audited by Pinkham and Pinkham, P.C. in 2001 and by Clyde Bailey, P.C.
in 2002.




Report of Independent Auditors for 2001

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





Report of Independent Auditors for 2002




Board of Directors
Central American Equities Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Central American Equities Corp. and Subsidiaries as of
December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits. The audit for the period ended
December 31, 2001 were audited by other auditors whose report dated February 6, 2003 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central American Equities Corp. and Subsidiaries at December 31, 2002 and the results of their operations, and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's uncertainty as to its sales growth and its ability to raise sufficient capital, raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Clyde Bailey P.C.
Certified Public Accountants

January 9, 2004
San Antonio, Texas



      Central American Equities Corp, and Subsidiaries
                Consolidated Balance Sheets
                 As of December 31, 2002

ASSETS
  Current Assets:
   Cash and Cash Equivalent                            $25,040
   Accounts Receivable                                  52,856
   Note Receivable                                       5,790
   Inventory                                            20,314
   Prepaid Expenses                                      7,537
   Total Current Assets                                111,537

  Buildings and equipment, net of depreciation	      6,465,398

  Total Assets                                      $6,576,935

LIABILITIES AND STOCKHOLDER EQUITY
  Current Liabilities
   Accounts Payable                                    244,404
   Accrued Expenses                                    299,181

  Total Current Liabilities                            543,585

  Long-Term Liabilities
   Long-Term Debt                                      481,677
   Due to Officers                                     138,700
                                                       620,377

Total Liabilities                                    1,163,962

Stockholders' Equity

Preferred Stock, par value $.001 per share                    0
 authorized 1,000,000 shares, no shares 0 outstanding

Common Stock, par value $.001 per share,                 15,439
 authorized 20,000,000 shares;  15,439,268
 issued and outstanding
Additional Paid-In Capital                           10,163,116
Accumulated other comprehensive income                   76,866
     Accumulated Deficit                             (4,842,448)

Total Stockholders' Equity                            5,412,973

Total Liabilities and Stockholders' Equity           $6,576,935


       Central American Equities Corp. and Subsidiaries
             Consolidated Statement of Operations
        For the Years Ended December 31, 2002 and 2001

                                    2002              2001

Revenues                       $1,000,967          $1,079,234

Cost of Revenues                  309,478             238,934

Gross Profit                      691,489             840,300

Operations:

General and Administrative        884,670           1,028,340
Depreciation                      166,377             168,364

                                1,051,047           1,196,704

Operating Income (Loss)          (359,558)           (356,404)

Other Income (Expense):
    Interest (expense)            (82,099)            (90,720)
    Debt Forgiveness               49,660                 -
    (Gain) on asset sale (net)        -              (265,366)

    Other Income, net             (32,439)           (356,086)

Loss from Continuing Operations  (391,997            (712,490)

Provision for Income Taxes           -                    -

Net Income (Loss)               $(391,997)          $(712,490)

Net Income (Loss) per share       $(0.03)	             $(0.05)

Weighted Average Shares
Outstanding                    14,855,934	          14,739,268



     Central American Equities Corp and Subsidiaries
Consolidated Statement of Changes in Stockholders Equity



                                                 Accumulated
                     Common Stock    Additional     other             Total
                 Shares      Amount   Paid-In      Compre-  Accumul.  Stock
                            .001 par  Capital      hensive  Deficit   Holder
                             value                 Income

Balance
12/31/2000   14,739,268    14,739   10,149,816    41,066 (3,737,961) 6,467,660

Comprehensive
(Loss)                                            14,863                14,863
Net Loss                                                   (712,49    (712,490)

Balance
12/31/2001   14,739,268    14,739   10,149,816    55,929 (4,450,451)  5,770,033

Stock Issued
for Services    700,000       700       13,300                           14,000

Comprehensive
(Loss)                                            20,937

Net Loss                                                   (391,997)   (391,997)

Balance
12/31/2002	   15,439,268    15,439   10,163,116    76,866 (4,842,448   5,392,036




             Central American Equities and Subsidiaries
               Consolidated Statement of Cash Flows
          For the Years Ended December 31, 2002 and 2001

                                                2002                2001
Cash Flows from Operating Activities:

Net (Loss)                                     $(391,997)      $(712,490)

Adjustments to reconcile net loss to net cash provided by operating activities:

     Depreciation expense                        166,377          168,364
     Debt Forgiveness                             49,660              -
     Stock Issued for Services                    14,000              -
     Unrealized Gain on Foreign Exchange          20,937           14,863
     Loss on sale of facilities                      -            265,366
Change in assets and liabilities:
     Decrease (increase) in:
     Accounts Receivable                          41,148         (56,931)
     Inventory                                    (1,394)         (7,846)
     Prepaid Expense                              (3,269)          10,436
Increase (Decrease) in:
     Accounts Payable                            (64,278)         (5,799)
     Accrued Expenses                            (21,100)        206,681

Net Cash Used in Operating Activities           (189,916)       (117,356)

Cash Flows from Investing Activities:

     Capital Expenditures                       (310,655)             -
     Security Deposit                                -             4,801
     Payments received on notes collections      749,210         110,000
     Payments received on sale of facilities           0          20,000
Net Cash Provided from Investing Activities      438,555         134,801
Cash Flows from Financing Activities:

     Proceeds (Payments) loans from officers   (204,095)          11,108
     Payment of loans                           (47,998)         (15,959)

Net Cash Used In Financing Activities          (252,093)          (4,851)

     Net Increase (Decrease) in Cash             (3,454)          12,594

     Cash Beginning of year                      28,495           15,901
     Cash End of year                           $25,040          $28,495

                                Central American Equities and Subsidiaries
                                Consolidated Statement of Cash Flows
                         For the Years Ended December 31, 2002 and 2001

                                                  2002             2001
Supplementary Disclosure:

     Cash Paid for Interest                     $82,099          $90,720
     Cash Paid for Taxes

Non-cash transactions:
     Shares Issued for Service                  $14,000         $    -
     Shares Issued for Assets              $        -           $    -




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

Note 1   Summary of Accounting Policies (continued)

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

Note 1   Summary of Accounting Policies (continued)

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

The fair value of the Company's debt instruments is based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2002 and 2001, respectively, the carrying value of all financial instruments was not materially different from fair value.

Income Taxes
The Company has net operating loss carryovers of approximately $4.8 million as of December 31, 2002, expiring in the years 2012 through 2022. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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






CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1   Summary of Accounting Policies (continued)

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 2 Federal Income Tax
At December 31, 2002 and 2001 deferred taxes consisted of the following:

                                           2003            2002
Deferred tax assets,
  Net operating loss carry-forward   $  1,564,000   $ 1,430,700
Less valuation allowance              ( 1,564,000)  ( 1,430,700)
                                        --------     --------
 Net deferred taxes                 $       -0-       $   -0-





CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 2   Federal Income Tax (continued)

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2002 and 2001 totaled $133,300 and $242,200, respectively. The net operating loss carry- forward expires in year 2022. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Note 3   Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $392,000 during the year ended December 31, 2002 that raise substantial doubt about the entity's ability to continue as a going concern.

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

Note 4   Property and Equipment

As of December 31, 2002 plant and equipment consisted of the following:

Land    			 		$ 840,075
Buildings			 		6,042,617
Machinery and equipment	 	  116,036
Furniture and fixtures		  286,635
Computer equipment		        73,693
				          7,359,056

Less accumulated depreciation    893,658

			              $ 6,465,398

Depreciation expense in the amount of $166,377 and $168,364 has been recorded for the years ended December 31, 2002 and 2001 respectively.

Note 5   Notes Payable

The Company has $433,376 outstanding against a $500,000 line of credit with Banco BCT, which bears interest at the prime rate plus
3%.   Principal payments were to begin on January 10, 2000 in
monthly installments of $38,462; however, payments were renegotiated. During 2001 and 2002, interest only was paid on the last day of each month. In February 2002, the Company restructured the loan. The new terms include a loan term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments in




CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5   Notes Payable

year one will vary from $3,000 to $9,000. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

Included in notes payable at December 31, 2002 is a note payable to shareholder, dated July 21, 2000, of $48,300. The note payable bears interest at 21% and is due July 22, 2002.

Note 6  Due to Officers

Notes payable as of December 31, 2002 are as follows:

Note payable to shareholder dated November 30, 2000 with interest
at 6% with no set terms for prepayment	    			$132,700
Note payable to shareholder dated July 15, 2000 with interest
 at 6% with no set terms for prepayment	 			   6,000

Total Due to Officers 	    						$138,700

Note 7  Commitments and Contingencies

The Company has a month-to-month lease for 1 acre of property.
Minimum rentals in the year ending December 31, 2002 are $18,000

Note 8 Business Combination

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

Note 9  Loss and repurchase of Asset

On January 5, 2001, the title for Sunset Reef Marine Hotel passed to Rosenmiller and Caggiano. At that date the Company entered into an agreement with the option to purchase Sunset Reef Marine Hotel for $271,000 (the amount of the debt less interest). Using funds available from the sale of Ecolodge San Luis, in June 2002, the Company exercised its option and repurchased Sunset Reef.









CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10  Sale of Ecolodge San Luis & Biological Station

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







CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


Note 11  Subsequent Events

Included as a liability on the balance sheet is an accrued
expenses in the amount of $299,181 for non-payment of sales taxes
for Hotel Alta.   These amounts have grown over several years.
The amount listed in 2002 is an accurate reflection on the amount past due at that time not including penalties or interest.

Penalties and interest were not included as the government had an amnesty program that forgave penalties and interest on all past taxes paid by April 1, 2003. The Company planned to have the cash available to pay past taxes by selling a beach property called Tropicana before April 1. Instead, through negotiations with the government the Company offered part of the property to the government in lieu of payment. Before April 1 the government accepted the property and began an appraisal to see how much of the past taxes it would cover. In August 2003, the government reversed course on the offer to accept the property. They demanded full payment of the back taxes including penalties and interest. As of the February 2004, the Company had paid down the tax liability by about $80,000, but was disputing the interest and penalties.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company's accountant is Clyde Bailey, P.C., C.P.A. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The 2002 financial statements in this filing are audited by Clyde Bailey, P.C., C.P.A. Clyde Bailey was named the Company CPA in August 28, 2003.

Prior to the appointment of Clyde Bailey, P.C. the Companys accounts were Pinkham and Pinkham, P.C., C.P.A. At no time have there been any disagreements with Pinkham and Pinkham, P.C., C.P.A regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The 2001 financial statements in this filing were audited by Pinkham and Pinkham, P.C., C.P.A.

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


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. Mr. Talley, Mr. Rosenmiller, and Mr. King were elected on 01/20/97. Talley and Rosenmiller will serve until the next meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination. At a board meeting in September 27, 2002, the board voted to "accept with regret" Paul Kings resignation from the board of directors. In September 1998, Mr. Caggiano became the consulting CEO and President of CAE and a board member of CAE.


Name                   Position Held               Dates       Age

Richard Talley       Chairman/Director      1/1997 to current  60
Michael Caggiano     President/CEO/Director 9/1998 to current  49
Paul King            Director               1/1997 to 9/2002   38
W.F.O. Rosenmiller   Secretary/Director     1/1997 to current  70

Business Experience

RICHARD Wm. TALLEY, Chairman and Director of Central American Equities Corp (age 60, time spent on company business: 10 (ten)
percent).   Mr. Talley was (with Mr. King) a representative of Cal
TKCo, S.A., the general partner in several of the California Limited Partnerships that raised the seed money for the Costa Rican corporations that built the hotels (see Item 1, Description of Business). As of August 1999, Mr. Talley has been the CEO of Talley and Co., an investment banking and general securities company located in Irvine, California.

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

MICHAEL N. CAGGIANO, Ph.D. President, Chief Executive Officer, and Director of Central American Equities (age: 49, time spent on company business: ninety (90) percent). Dr. Caggiano is also a officer and owner of Talley & Co. During part of 2000, Dr. Caggiano was also a Director of Cafe Britt, a roaster and distributor of premium Costa Rican coffee and a consultant to Centracan, a provider of high technology medical services in San Jose, Costa Rica.

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

W.F.O. ROSENMILLER, Secretary and Director of Central American Equities Corp (age 70, time spent on Company business: one
percent).   During the past five years, Mr. Rosenmiller has been
self-employed as a real estate broker, land developer, entrepreneurial investor and venture capitalist in the United States. He has also been an individual and partnership investor in Costa Rica. He is also a former board member of Centracan, Inc., a US-based medical corporation that owns and operates medical diagnostic and treatment facilities in Costa Rica.

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

PAUL KING, Director of Central American Equities Corp (age 37, time spent on company business: 1 (one) percent). From August 1999 to May 2000 Mr. King was the owner/principal of King Management Company, in Irvine California. From November 1992 to August 1999, Mr. King was a principal in Talley King & Company, Inc. and in partnership with Mr. Talley since 1989. During the last seven years, Mr. King has been intimately involved in the development of the Costa Rican properties. He has overseen the land acquisition permit, bidding, and construction process. He was responsible for all activities including the interface between Costa Rican corporations and US entities. In the medical area, Talley King and Company, Inc. has funded and built diagnostic and treatment medical facilities in San Jose, Costa Rica (Centracan, Inc.). Mr. King attended Westmont College.

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

The following table sets forth the total compensation of current officers and directors during the fiscal years ended December 31, 1997, 1998, 1999, 2000, 2001 and 2002. No officer or director of the Company earned more than $100,000 from the Company during such fiscal years.



Name                       Title    Compensation



Richard Wm. Talley (1)   Director       1997             0
                         Director       1998             0
                         Director       1999             0
                         Director       2000             0
                         Director       2001             0
                         Director       2002             0
Paul King (1)            Director       1997             0
                         Director       1998             0
                         Director       1999             0
                         Director       2000             0
                         Director       2001             0
                         Director       2002             0
W.F.O. Rosenmiller       Secr/Director  1997             0
                         Secr/Director  1998             0
                         Secr/Director  1999             0
                         Secr/Director  2000             0
                         Secr/Director  2001             0
                         Secretary      2002             0

Michael N. Caggiano (2)  NA             1997            NA
                         CEO/Pres/Dir.  1998       $20,000
                         CEO/Pres/Dir.  1999       $45,000 (3)
                         CEO/Pres/Dir.  2000       $   0 (4)(5)
                         CEO/Pres/Dir.  2001       $54,668 (6)
                         CEO/Pres/Dir.  2002       $75,000 (7)

(1) Does not include $100,100 in management fees received by Talley, King & Company, Inc. in 1997. Messrs. Talley and King were owners of Talley, King & Company, Inc.
(2) During the third quarter of 1998 the Company issued 19,200 shares of its Class A Common Stock to Michael N. Caggiano, the Company's Consultant CEO/President. The shares were issued in lieu of payment for services rendered prior to him being appointed to his current position as CEO and President.
(3) Mr. Caggianos annual salary in 1999 was $65,000. As of December 31, 1999, Mr. Caggiano was owed $22,500 in past salary and $34,668 in compensation due for services rendered prior to becoming the CEO. These amounts were included in accounts payable.
(4) Mr. Caggianos annual salary was increased to $75,000 in April 2000. As of December 31, 2000, Mr. Caggiano was owed $89,400 in past salary and $34,668 in compensation due for services rendered prior to becoming the CEO. These amounts are included in accounts payable.
(5) On April 12, 2000 the board additionally compensated Mr. Caggiano with 100,000 shares of CAE stock (one-third, or 33,333 shares, equally from the holdings of directors Talley, King and Rosenmiller). Mr. Caggiano was also granted options to buy CAE shares of Class A Common Stock as follows: 100,000 shares @ $0.75; 100,000 shares @ $1.25; and 100,000 shares @ $1.75 (all to expire in 5 years).
(6) Mr. Caggianos annual salary was $75,000 in 2001. The amount of $54,668 is the value of past salary owed that was collateralized by Sunset Reef (see Note 7 to Financial Statements). As of December 31, 2001, Mr. Caggiano was owed $109,772 in past salary and $34,668 in compensation due for services rendered prior to becoming the CEO. These amounts are included in accounts payable.
(7) Mr. Caggianos annual salary was $75,000 in 2002.   However,
as of December 31, 2002, Mr. Caggiano was owed $162,464.72 in past salary. This amount is included in accounts payable.
 8) In the fourth quarter of 2002 the board additionally compensated Mr. Caggiano with 700,000 shares of CAE stock and granted options to Mr. Caggiano as follows: 100,000 shares @ $0.10; 100,000 shares @ $0.15; and 100,000 shares @ $0.20 (all to expire in 5 years). In addition to salary, the board compensates Mr. Caggiano with housing, motor vehicle, and laundry and food in the hotels.

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

In the last quarter of 2003 the Company sold shares of common and preferred stock. The Company paid a director of the Company
(Richard Wm. Talley) $19,800 (10% of gross proceeds) in commission on the sale of the stock.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL
OWNERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of the Company's total common stock as of December 31, 2002:



Name and Address             Shares         % of Total     Class
                          Beneficially
                             Owned

Michael Caggiano            831,202           5.4%     Common Stock
Hotel Alta, Alto de las
Palomas, Santa Ana
Costa Rica


Security Ownership of Management

The following sets forth the shareholdings of the Company's directors and executive officers as of December 31, 2002:

Name and Address             Shares         % of Total     Class
                          Beneficially
                             Owned

Richard Wm. Talley          719,431           4.7%     Common Stock

W.F. Rosenmiller (1)        413,828           2.7%     Common Stock

Michael Caggiano            831,202           5.4%     Common Stock

Totals                    1,964,461          12.7%

 (1)  The shares are registered to CR DE ESCAZU
  EMPRESA COSTARICENSE


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 1999, the Company agreed to a note in the amount of $210,000 payable to a director of the Company, W. Fred O. Rosenmiller. The note was collateralized by Company property, Sunset Reef Marine Hotel. At the time of the agreement, the Company also used the Sunset Reef property as collateralization for salary past due for the President of the Company, Michael Caggiano, in the amount of $54,668. The note was due on November 1, 2000. On January 5, 2001, title for Sunset Reef Marine Hotel passed to Rosenmiller and Caggiano. In addition, on January 5, 2001, the Company reached an agreement with Rosenmiller and Caggiano that allowed the Company the option to purchase the Sunset Reef Marine Hotel at the amount of the debt plus fees (total of approximately $271,000). This option expired on February 5, 2002 but was extended. The Company also reached an agreement with Rosenmiller and Caggiano to rent Sunset Reef Marine Hotel through February 5, 2002 at a rate of $1000 per month. Rosenmiller and Caggiano further agreed that, if after the expiration of the option it was not extended, any amounts received from the sale of the property beyond the amounts owed to Rosenmiller and Caggiano plus fees and interest, would be paid to the Company. The Company repurchased Sunset Reef during the second quarter of 2002 from funds received from the sale of Ecolodge San Luis.

In November 2000, the Company agreed to a note in the amount of $132,700 payable to a director of the Company, Richard Wm. Talley. The note was collateralized by Company property, Playa Carmen. At the time of the agreement, the Company also used the Playa Carmen property as collateralization for salary past due for the President of the Company, Michael Caggiano.

Certain Relationships and Related Transactions after December 31,
2002

During the fourth quarter of 2003, the Company raised cash by selling securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws (see above). The proceeds of these sales, less any deductions for transactional fees including, but not limited to, commissions, accounting fees, legal fees, and printing costs was used for debt reduction (including reduction of a tax liability) and working capital. The Company paid a director of the Company (Talley) $19,800 (10% of gross proceeds) in commission on the sale of the stock.

In September 2002, the Company agreed to a note in the amount of $40,000 payable to a director of the Company, W.F.O. Rosenmiller. The note was to be repaid from proceeds from the sale of Company property (Tropicana at Playa Carmen). Interest on the note is 10%. (The Company had previously also used the Playa Carmen property as collateralization for salary past due for the President of the Company, Michael Caggiano). During December 2003, the Company exchanged 240,000 shares of Common Stock for $12,000 of the $40,000 debt owed to Rosenmiller. The debt was exchanged for shares at a price of $0.05 per share (see Changes in Securities and Recent Sales of Securities).


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are filed with this Form 10-KSB. Additional exhibits may be found in the Annual Report on Form 10K of the Registrant for the year ended December 31, 1998, 1999, 2000, and 2001. No reports were filed on Form 8-K during the last quarter of the period covered by this report. A report on Form 8-K was filed in January 2002 that reported the sale of Ecolodge San Luis. The substance of that report is detailed above in the management discussion, the notes to the financial statements, and the 10K for 2001.



VERIFICATION SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this registration to be signed on its behalf by the undersigned, thereunto duly authorized.


CENTRAL AMERICAN EQUITIES CORP.



/s/ Michael N. Caggiano

MICHAEL N. CAGGIANO, President/CEO/Board Director
Principal Financial and Accounting Officer




/s/ Richard Wm. Talley

RICHARD WM. TALLEY,  Chairman, Board Director





/s/ W.F.O. Rosenmiller

W. F.O. ROSENMILLER, DIRECTOR



SARBANES-OXLEY ACT SECTION 302 CERTIFICATIONS

 I, Michael Caggiano, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Central
American Equities Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures; and

(d) Disclosed in the report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ Michael N. Caggiano
----------------------------------------------
Michael N. Caggiano
President and Chief Executive Officer
March 18, 2004



SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

I Michael N. Caggiano, President and Chief Executive Officer of
Central American Equities Corporation, hereby certify that:

1. The annual report of the registrant on Form 10-K for the year ended December 31, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of the dates and for the periods expressed in the annual report.

/s/ Michael N. Caggiano
----------------------------------------------
Name: Michael N. Caggiano
Title: President and Chief Executive Officer
Date:   March 18, 2004


- -