Form 10QSB
period 2003-03-31
CENTRAL AMERICAN EQUITIES INC
filed 2004-05-26
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, DC 20549
                            FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

( ) Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from
to               .

                        Commission File Number 0-24185

                        CENTRAL AMERICAN EQUITIES CORP.

              Florida                          65-0636168
(State or other jurisdiction of             (IRS Employer
incorporated or organization)           Identification Number)

              Hotel Alta, Alto de las Palomas
                  Santa Ana, Costa Rica
     Mailing Address: Interlink 964, PO Box 02-5635, Miami, FL   33102
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

Note: The Company has not yet filed all 10-Q reports required in 2003, nor the 10-KSB required for year 2003.

The number of shares outstanding on March 31, 2003 of each of the issuers classes of common equity:

15,439,268 Shares Class A Common Stock, $.001 par value

* Note that the number of shares outstanding as of May 1, 2004 is as follows:

19,789,268 shares of Class A Common Stock, $001 par value and
1,000,000 shares of Class A Preferred Stock.

Transitional Small Business disclosure format (check one)
                           YES [ X ]  NO [   ]

DOCUMENTS INCORPORATED BY REFERENCE
Annual Report on Form 10-KSB of Registrant for the year ended
December 31, 1998, 1999, 2000, 2001, 2002





PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION

Central American Equities Corp. (the Company or CAE) is a US hospitality company, based in Santa Ana, Costa Rica and incorporated in the State of Florida. The Company owns and operates hotels, restaurants, and real
property in Costa Rica.   All CAE activities are related to the Companys
hotels in Costa Rica, and, as such, are reported as one operating segment (per FASB Statement No. 131). Financial statements follow.


             CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                         Consolidated Balance Sheet


Assets

                                    March 31, 2003	December 31, 2002

Current assets
 Cash and cash equivalents              $30,256          $25,040
 Account receivable                      51,219           52,856
 Account receivable from sale of asset    5,790            5,790
 Inventory                               21,750           20,314
 Prepaid expenses                         2,768            7,537
                                        111,784          111,537
Buildings and equipment,
 Net of depreciation                  6,419,575        6,465,398

Other assets
 Other Assets                                 0                0

Total assets                          6,531,359        6,576,935

Liability and Stockholders' Equity

Current liabilities
 Accounts payable                       257,353          244,404
Accrued expenses                       295,744           299,181
                                        553,097          543,585
Other liabilities
Long term debt                         451,396          481,677
Due to officers                        136,200          138,700
                                       587,596          620,377


Stockholders' equity
 Common stock $.001 par value;
  20,000,000 authorized, 15,439,268

  issued and outstanding                 15,439           15,439
 Preferred stock - $.001 par value;
  1,000,000 shares authorized,
  0 issued and outstanding                    0                0
	Additional paid-in capital      10,163,116       10,163,116
	Accumulated other comprehensive
  Income                                 97,887           76,866
 	Retained deficit               (4,885,776)      (4,842,448)
                                      5,390,666        5,412,973
Total liabilities & stockholders
  Equity                              6,531,360        6,576,935


            See Notes to Consolidated Financial Statements


          CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                Consolidated Statement of Operations

For the three month period ended March 31,


                                2002                       2003


Revenues                 $   364,981                $   316,870

Cost of Services             102,947                     86,908

Gross Profit                 262,034                    229,962

Operations
 General & Administrative    196,616                    206,334
 Depreciation                 36,364                     45,823

                             232,980                    252,157

Other Expense
  Interest Expense            17,405                     21,133

Income taxes                       0	                    0



NET INCOME (Loss)             11,649               $   (43,328)

Weighted Average share of
Common Stock Outstanding
                          14,739,268                 15,439,268

Net Gain (Loss) per
Common Share                   $ .01	             $   (.01)

Net Gain (Loss) per
Fully Diluted Share         $    .01	           $     (.01)





See Notes to Consolidated Financial Statements


          CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Statements of Cash Flow

For the Three Months Ended March 31,


                                              2002           2003

Cash flows from operating activities:     $    11,649    $ (43,328)

Net Income
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Unrealized Loss on Foreign Exchange             0         21,021
  Depreciation and amortization              36,364         45,823

Decrease (increase) in:
  Accounts receivable                       (4,316)         1,636
  Inventory                                  1,219         (1,436)
  Prepaid expense and other                  2,472          4,769

(Increase) decrease in:
  Accounts payable                         (18,000)        12,949
  Accrued expenses                          (6,052)        (3,437)

Net cash used in operating activities:      23,336         37,997

Cash flows from investing activities:
  Capital expenditures                          0               0

Net cash used in investing activities           0               0

Cash flows from financing activities:
  Proceeds from loans                      (9,000)        (30,281)
  Proceeds from loans from officers        (1,000)        ( 2,500)

Net cash provided by financing activities:(10,000)        (32,781)

Net increase (decrease) in 13,336           5,216

Cash beginning of period                   28,495          25,040

Cash end of period                         41,831          30,256

Supplemental Disclosures of cash flow information:

Interest                                   17,405          21,133
Income Taxes                                   0              0

            See Notes to Consolidated Financial Statements




            CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

Note 1   Summary of Accounting Policies

Nature of Business
Central American Equities Corp. and Subsidiaries (the "Company") was incorporated under the laws of the State of Florida on January 23, 1996. The Company is in the business of owning and operating hotels and real property in Costa Rica.

In December of 1996, the Company entered into an agreement for the exchange of common stock (Exchange Agreement) with Cal Tico, L.P., Ecolodge Partners, L.P. and Marine Lodge Partners, L.P. (Partnership). Pursuant to the exchange agreement, the company issued 7,756,885 and 3,099,392 shares of common stock to limited partners and the general partners, respectively, of the partnerships. In exchange for the shares, the partnership transferred all of their interests (i.e. 100% of the outstanding common stock) in the following Costa Rican corporations: Hoteleria Cal Tico, S.A.;
Bandirma, S.A.; Sociedad Protectora De La Fuana y Flora Marintima
De Mal Pais, S.F.; Ecoprojecto San Luis, S.A. and Confluencia, S.A.

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

Adoption of Statement of Accounting Standard No. 123
In 1997, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123"). SFAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based compensation plans. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.
Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Companys stock at the date of the grant over the amount an employee must pay to acquire the stock. The difference between the fair value method of SFAS-123 and APB 25 is immaterial.

Adoption of Statement of Accounting Standard No. 128
In February 1997, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting      Standards No. 128, Earnings per
Share (SFAS 128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles
Board Opinion
No. 15, "Earnings per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This Statement requires restatement of all prior period EPS data presented.

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

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109,
 Accounting for Income Taxes, effective July 1993. SFAS No.109 requires the establishment of a deferred tax asset for all deductible temporary differencesand operating loss carryforwards.  Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS
No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

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

Note 2    Federal Income Tax

At December 31, 2002 and 2001 deferred taxes consisted of the following:

                                            2003           2002
Deferred tax assets,
  Net operating loss carry-forward     $  1,564,000    $ 1,430,700
Less valuation allowance                ( 1,564,000)   ( 1,430,700)
                                         --------    --------------
   Net deferred taxes                 $       -0-       $     -0-
                                           ========    ========



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

Note 3   Going Concern

The Company incurred a net loss of approximately $392,000 during the year ended December 31, 2002 that raised substantial doubt about the entity's ability to continue as a going concern.

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

Note 4   Property and Equipment

As of March 31, 2003 plant and equipment consisted of the following:

  Land                              $   840,075
  Buildings                           6,042,617
  Machinery and equipment               116,036
  Furniture and fixtures                286,635
  Computer equipment                     73,693
                                      7,359,056

  Less accumulated depreciation         939,438

                                    $ 6,419,575

Depreciation expense in the amount of $166,377 and $45,823 has been recorded for the year ended December 31, 2002 and the quarter ended March 31, 2003, respectively.

Note 5   Notes Payable

On March 31, 2003, the Company had $403,096 outstanding against a $500,000 line of credit with Banco BCT, which bears interest at the
prime rate plus 3%.   Principal payments were to begin on January 10,
2000 in monthly installments of $38,462; however, payments were renegotiated. During 2001 and 2002, interest only was paid on the last day of each month. In February 2002, the Company restructured the loan. The new terms include a loan term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments in year one will vary from $3,000 to $9,000. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

Included in notes payable at March 31, 2003 is a note payable to shareholder, dated July 21, 2000, of $48,300. The note payable bears interest at 21% and is due July 22, 2002.


Note 6  Due to Officers

Notes payable as of March 31, 2003 are as follows:

Note payable to shareholder dated November 30, 2000 with interest at 5%
with no set terms for prepayment	    			$130,200
Note payable to shareholder dated July 15, 2000 with interest at 5% with
no set terms for prepayment                              6,000

Total Due to Officers 	    				$136,500

Note 7  Commitments and Contingencies

The Company has a month-to-month lease for 1 acre of property. Minimum rentals in the year ending December 31, 2003 are $18,000

Note 8 Business Combination

On December 6, 1996 the Company entered into an agreement for the exchange of common stock (Exchange Agreement) with Cal Tico, L.P., Ecolodge Partners, L.P. and Marine Lodge Partners, L.P. (Partnership). Pursuant to the exchange agreement, the Company issued 7,756,885 and 3,099,392 shares of common stock to the limited partners and the general partners, respectively, of the partnerships. In exchange for the shares, the partnership transferred all of their interests (i.e. 100% of the outstanding common stock) in the following Costa Rican corporations: Hotelera Cal Tico, S.A.; Bandirma,
S.A.; Sociedad Protectora De La Fuana y Flora Marintima  De Mal Pais,
S.F.; Ecoprojecto San Luis, S.A. and Confluencia, S.A. The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the Companys stock that was issued was allocated to assets and liabilities based on the estimated fair value as of the acquisition date.

Note 9  Subsequent Events

Included as a liability on the balance sheet is an accrued expenses in the amount of approximately $250,000 for non-payment of sales taxes
 for Hotel Alta.   These amounts have grown over several years.  The
amount listed on March 31, 2003 is an accurate reflection on the amount past due at that time not including penalties or interest.

Penalties and interest were not included as the government had an amnesty program that forgave penalties and interest on all past taxes paid by April 30, 2003. The Company planned to have the cash available to pay past taxes by selling a beach property called Tropicana before April 1. Instead, through negotiations with the government the Company offered part of the property to the government in lieu of payment. Before April 30 the government accepted the property and began an appraisal to see how much of the past taxes it would cover. In August 2003, the government reversed course on the offer to accept the property. They demanded full payment of the back taxes including penalties and interest. As of the May 2004, the Company had paid down the tax liability by about $80,000, but was disputing the interest and penalties.



ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

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

As of March 31, 2003, CAE owned Hotel Alta in Santa Ana (a suburb of the capital city of San Jose), and Sunset Reef (on the Pacific Ocean in Mal Pais near the protected Cabo Blanco Reserve). CAE also owns and operates La Luz Restaurant (located in Hotel Alta), Restaurant Tropicana (on the beach at Playa Carmen near Sunset Reef), and ATP-Costa Rica (a full-service reservation, travel planning and in-bound tour operation based in Costa Rica).

The first year of full operation of the Company's hotels was 1998. All Company owned facilities, except for Restaurant Tropicana, were opened and operating by the beginning of 1998. Beginning in late 2001, Tropicana Restaurant was operated by the Company (in past years it had been rented on a monthly basis). On March 31, 2003, the Company had approximately
60 full-time, part-time and contract employees.

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month period ended March 31, 2002.

Results of Operations

Comparison of Operations for the 3-Month Periods Ended March 31, 2003 and 2002

As has been reported over the last 12 to 15 months, the Company has continued to be challenged by diminished travel demand brought on by the terrorist attacks of September 11 and the increased supply of hotel rooms and restaurants. During the first three months of 2003, occupancy at Hotel Alta declined by about 7% from the same period in 2002; occupancy at Sunset Reef declined by about 23%. In comparing the same periods, Company revenues declined by about 13% to $316,870. A portion of the decline was attributed to a drop in revenues at Tropicana, the Companys beach restaurant in Playa Carmen, reflecting the slowdown in visitors to the Mal Pais area where Hotel Sunset Reef is located.

During the three-month period ended March 31, 2003, total operational expenses (cost of services and operational costs) were about $293,000. This represents a decline of approximately $6,000 or more than 2% from the same period in 2002.

During the three-month period ended March 31, 2003 the Company earned approximately $24,000 before depreciation of about $46,000 and interest costs of about $21,00. The net loss, including depreciation and interest, was about $43,000.

Liquidity and Capital Resources

During the first three months of 2003, the Company recorded positive
net cash flow of approximately $2000.   However, prior to this filing,
Company operations had resulted in losses. The Company has limited, albeit improving, cash liquidity and capital resources. The Company plans to hold sufficient cash from the sale of assets in reserve to protect against cash flow needs during 2003.



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

Potential Legal Proceeding and Liability Post March 31, 2003

As of March 2003, Hotel Alta owed Tributacion (the Costa Rican taxing authority) approximately $250,000 in unpaid sales taxes. These taxes have been listed on the balance sheet as an accrued expense. The Costa Rica government offered to all companies in Costa Rica amnesty from interest and penalties for back taxes paid by April 30, 2003. Prior to April 30, 2003, CAE, unable to pay these taxes in cash, proposed that the debt be resolved with the exchange of property worth an equivalent value (part of the parcel in Playa Carmen where Restaurante Tropicana is located).

As of May 2004 the Company had filed an administrative complaint against
 Tributacion to obtain its full rights under the amnesty law.   If
this action is unsuccessful the Company may bring suit against the
Costa Rican sales tax authority for not accepting the offer of property in exchange for an outstanding tax liability. The refusal of the offer denied the opportunity for the Company to successfully meet the tax amnesty
deadline.   Believing it has been denied due process and equal treatment under Costa Rican law, management currently would pursue the case vigorously if a negotiated or administrative settlement is not achieved.
It is difficult to evaluate the likelihood of an unfavorable outcome of such a case but we estimate it to be at or below 50%. If an unfavorable outcome results, the Company could be liable for interest and penalties of approximately $150,000. The tax liability as of March 31, 2003 (less potential interest and penalties) has been accounted for in the financial statements of this filing.


ITEM 2. CHANGES IN SECURITIES

The Company did not sell or issue any securities of any kind during the three-month period that ended on March 31, 2003.

Changes in Securities after March 31, 2003

During the fourth quarter of 2003, the Company raised cash by selling securities that were not registered under the Securities Act of 1933, as amended (the Securities Act), or any state securities laws. The sale of the securities was intended to be exempt from registration under the Securities Act, by virtue of Section 4(2) of Regulation D.

The Company successfully sold 3,360,000 shares of Common Stock and 1 million shares of Class A convertible preferred stock. In total, the Company raised $178,200 net of costs from the sale of stock. The average price per share was $0.05. The shares were sold entirely to current Company stockholders.


The proceeds of these sales, less any deductions for transactional fees including, but not limited to, commissions, accounting fees, legal fees, and printing costs was used for debt reduction (including reduction of a tax liability) and working capital. The Company paid a director of the Company (Talley) $19,800 (10% of gross proceeds) in commission on the sale of the stock.

The Class A convertible preferred stock has the following provisions:
a) the option to transfer the shares into common stock on a one-for-one basis, b) the same voting rights as common stock, and c) the same liquidation preferences as common stock.

During December 2003, the Company also exchanged 240,000 shares of Common Stock for $12,000 debt owed to a director (Rosenmiller). The debt was exchanged for shares at a price of $0.05 per share.

The Company has also issued as compensation (subsequent to the due date of this report) additional shares of Common Stock to Michael Caggiano, the Company President and CEO. In the fourth quarter of 2003 the Company issued
 an additional 700,000 shares of Common Stock to Caggiano.   In addition,
at a meeting of the board of directors, during the fourth quarter of 2002, the board granted options to Mr. Caggiano as follows: 100,000 shares
@ $0.10; 100,000 shares @ $0.15; and 100,000 shares @ $0.20.  Recognizing that significant past salary was due and payable, the board collateralized full compensation due with a company asset: the Playa Carmen (Tropicana) property in Mal Pais. In the first quarter of 2004 the Company granted 50,000 shares of Common Stock to an employee of the Company.

As of April 30, 2004 the Company had 19,789,268 shares of Common Stock issued and outstanding and one million shares of Preferred Stock issued and outstanding.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not default upon any securities of any kind during the three-month period that ended on March 31, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the three-month period ended March 30, 2003.

ITEM 5. OTHER INFORMATION


ITEM 5A. INFORMATION SUBSEQUENT TO MARCH 31, 2003

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

During the previous three years, Pinkham and Pinkham was the principal accountant for Central American Equities Corp. At no time did Pinkham and Pinkhams financial statements contain an adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope, or accounting principles. Nor were there any disagreements with Pinkham and Pinkham on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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




BY: P. James Voloshin, Director

P. James Voloshin, DIRECTOR




SARBANES-OXLEY ACT SECTION 302 CERTIFICATIONS

 I, Michael Caggiano, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Central American Equities Corporation;

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


/s/ Michael N. Caggiano
----------------------------------------------
Michael N. Caggiano
President and Chief Executive Officer
May 7, 2004

SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

I Michael N. Caggiano, President and Chief Executive Officer of Central American Equities Corporation, hereby certify that:

1. The annual report of the registrant on Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of the dates and for the periods expressed in the quarterly report.

/s/ Michael N. Caggiano
----------------------------------------------
Name: Michael N. Caggiano
Title: President and Chief Executive Officer
Date:   May 7, 2004