Form 10-Q
period 2003-06-30
CENTRAL AMERICAN EQUITIES INC
filed 2004-05-28
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
                          WASHINGTON, DC 20549
                               FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act
 of 1934 for the transition period from                 to               .

    Commission File Number 0-24185

     CENTRAL AMERICAN EQUITIES CORP.

Florida                                             65-0636168
(State or other jurisdiction of      (IRS Employer Identification Number)
incorporation or organization)

      Hotel Alta, Alto de las Palomas
            Santa Ana, Costa Rica
Mailing Address: Interlink 964, PO Box 02-5635, Miami, FL   33102
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

Note: The Company has not yet filed last quarter 10-Q report required in 2003, nor the 10-KSB required for year 2003.

Number of shares outstanding on June 30, 2003 of each of the classes of common equity:

15,439,268 Shares Class A Common Stock, $.001 par value
(Number of shares outstanding of each of the Registrant's classes of common stock.)

_ Note that the number of shares outstanding as of May 1, 2004 is as follows:

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


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Consolidated Balance Sheet


Assets

                                    June 30, 2003   December 31, 2002

Current assets
Cash and cash equivalents              $18,873          $25,040
Account receivable                      40,052           52,856
Account receivable from sale of asset        0            5,790
Inventory                               29,074           20,314
Prepaid expenses                         3,283            7,537
                                        91,282          111,537
Buildings and equipment,
 Net of depreciation                 6,373,752        6,465,398

Other assets
 Other Assets                                0                0

Total assets                         6,465,034        6,576,935

	Liability and Stockholders Equity

Current liabilities
 Accounts payable	                   278,738          244,404
 Accrued expenses                       320,436          299,181
                                        599,175          543,585
Other liabilities
Long term debt                         432,691          481,677
Due to officers                        136,200          138,700
                                       568,891          620,377


Stockholders' equity
 Common stock $.001 par value;
  20,000,000 authorized, 15,439,268
  issued and outstanding                 15,439           15,439
 Preferred stock $.001 par value;
  1,000,000 shares authorized,
  0 issued and outstanding                    0                0
	Additional paid-in capital      10,163,116       10,163,116
	Accumulated other comprehensive
  Income                                108,887           76,866
 	Retained deficit                (4,990,473)      (4,842,448)
                                      5,296,969        5,412,973
Total liabilities & stockholders
  Equity                              6,465,034        6,576,935


            See Notes to Consolidated Financial Statements


          CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
              Consolidated Statement of Operations

                             For the 3-month         For the 6-month
                               period ended           period ended
                                June 30,                 June 30,

                              2002          2003          2002        2003


Revenues                   $ 203,915     $   212,258    568,896     529,128

Cost of Services              68,515         49,952     171,462     136,860

Gross Profit                 135,400        162,306     397,434     392,268

Operations
 General & Administrative    198,115        194,555     394,731     400,888
 Depreciation                 36,364         45,823      72,728      91,646

                             234,479        240,377     467,459     492,534

Other Expense
  Interest Expense            26,420         26,625      43,825      47,758
  Loss on Foreign Exchange        69              0          69           0

                              26,489         26,625      43,894      47,758

Income taxes                       0              0           0           0

NET INCOME (Loss)       $   (125,568)  $   (104,697)   (113,919)   (148,024)

Weighted Average share of
Common Stock Outstanding  14,739,268     15,439,268  14,739,268  15,439,268
 Gain (Loss) per
 Common Share       $         (0.01)    $     (0.01)  $  (0.01) $    (0.01)






See Notes to Consolidated Financial Statements


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Statements of Cash Flow
For the Six Months Ended June 30,

                                                2002           2003

Cash flows from operating activities:      $    11,649    $(148,025)

Net Income
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Unrealized Loss on Foreign Exchange                0       32,021
  Depreciation and amortization                 36,364       91,646

Decrease (increase) in:
  Accounts receivable                           (4,316)      18,594
  Inventory                                      1,219       (8,761)
  Prepaid expense and other                      2,472        4,254

(Increase) decrease in:
  Accounts payable                             (18,000)      34,334
  Accrued expenses                              (6,052)      21,255

Net cash used in operating activities:          23,336       45,319

Cash flows from investing activities:
  Capital expenditures                               0            0

Net cash used in investing activities                0            0

Cash flows from financing activities:
  Proceeds from loans                           (9,000)     (48,986)
  Proceeds from loans from officers             (1,000)     ( 2,500)

Net cash provided by financing activities:     (10,000)     (51,486)

Net increase (decrease) in cash                 13,336       (6,167)

Cash beginning of period                      28,495       25,040

Cash end of period                            41,831       18,873

Supplemental Disclosures of cash flow information:

Interest                                        43,825       47,758
Income Taxes                                         0            0

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

Note 4   Property and Equipment

As of June 30, 2003 plant and equipment consisted of the following:

Land    			       $  840,075
Buildings			        6,042,617
Machinery and equipment	     116,036
Furniture and fixtures         286,635
Computer equipment              73,693
                             7,359,056

Less accumulated depreciation	985,261

                            $6,373,795

Depreciation expense in the amount of $166,377 and $45,823 has been recorded for the year ended December 31, 2002 and the quarter ended June 30, 2003, respectively.

Note 5   Notes Payable

On June 30, 2003, the Company had $384,391 outstanding
against a $500,000 line of credit with
Banco BCT, which bears interest at the prime rate plus
3%.   Principal payments were to begin on
January 10, 2000 in monthly installments of $38,462;
however, payments were renegotiated.  During
2001 and 2002, interest only was paid on the last day of each month. In February 2002, the Company restructured the loan. The new terms include a loan term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low
occupancy periods of Hotel Alta. Monthly principal payments in year one will vary from $3,000 to $9,000. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

Included in notes payable at June 30, 2003 is a note payable to shareholder, dated July 21, 2000, of $48,300. The note payable bears interest at 21% and is due July 22, 2002.

Note 6  Due to Officers

Notes payable as of June 30, 2003 are as follows:

Note payable to shareholder dated November 30, 2000
 with interest at 5% with
  no set terms for prepayment                               $130,200
Note payable to shareholder dated July 15, 2000
with interest at 5% with
  no set terms for prepayment                                  6,000

Total Due to Officers                                       $136,200

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

Note 9  Subsequent Events

Included as a liability on the balance sheet is an accrued expenses in the amount of approximately
$250,000 for non-payment of sales taxes for Hotel Alta.
These amounts have grown over several
years. This amount reflects the amount past due not including penalties or interest.

Penalties and interest were not included as the government had an amnesty program that forgave penalties and interest on all past taxes paid by April 30, 2003.
 The Company planned to have the
cash available to pay past taxes by selling a beach property called Tropicana before April 30.
Instead, through negotiations with the government
 the Company offered part of the property to the government in lieu of payment. Before April 30 the government accepted the property and began an appraisal to see how much of the past taxes it would cover. In August 2003, the government reversed course on the offer to accept the property.
 They demanded full payment of the back taxes including penalties and interest. As of the May 2004, the Company had paid down the tax liability by about $80,000, but was disputing the interest and penalties.



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

As of June 30, 2003, CAE owned Hotel Alta in Santa Ana
(a suburb of the capital city of San
Jose), and Sunset Reef (on the Pacific Ocean in Mal Pai s near the protected Cabo Blanco
Reserve).  CAE also owns and operates La Luz Restaurant
(located in Hotel Alta), Restaurant
Tropicana (on the beach at Playa Carmen near Sunset
Reef), and ATP-Costa Rica (a full-service reservation, travel planning and in-bound tour operation based in Costa Rica).

The first year of full operation of the Company's hotels was 1998. All Company owned facilities, except for Restaurant Tropicana, were opened and operating by the beginning of 1998. Beginning in late 2001, Tropicana Restaurant was operated by the Company (in past years it had been rented on a monthly basis). On June 30, 2003, the Company had approximately 60 full-time, part-time and contract employees.

The following is management's discussion and analysis
 of significant factors which have affected the Company's financial position and operations during the three month period ended June 30,
2003.

Results of Operations

Comparison of Operations for the 3-Month Periods Ended
June 30, 2003 and 2002

As has been reported over the last 12 to 15 months, the Company has continued to be challenged by diminished travel demand brought on by the terrorist attacks of September 11 and the increased supply of hotel rooms and restaurants. During the three month period ended June 30, 2003,
occupancy at Hotel Alta remained about the same as the same period in 2002; occupancy at Sunset
Reef increased by about 25%. In comparing the same periods, Company revenues increased by about 4% to $212,258.

During the three-month period ended June 30, 2003, total operational expenses (cost of services and general and administrative costs) were about
$245,000.  This represents a decline of
approximately $22,000 or more than 8% from the same period in 2002.

During the three-month period ended June 30, 2003
the Company lost approximately $32,000
before depreciation of about $46,000 and interest costs of about $27,000. The net loss, including depreciation and interest, was about $104,000.

Liquidity and Capital Resources

During the first six months of 2003, the Company recorded negative net cash flow. In 2002, Company operations also resulted in losses. The Company has limited, albeit improving, cash liquidity and capital resources. The Company plans to hold sufficient cash from the sale of assets in reserve to protect against cash flow needs during the remainder of 2003.



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

Potential Legal Proceeding and Liability Post June 30, 2003

As of June 2003, Hotel Alta owed Tributacion (the Costa
Rican taxing authority) approximately
$250,000 in unpaid sales taxes. These taxes have been listed on the balance sheet as an accrued expense. The Costa Rica government offered to all companies in Costa Rica amnesty from interest and penalties for back taxes paid by April 30, 2003.
  Prior to April 30, 2003, CAE, unable
to pay these taxes in cash, proposed that the debt be resolved with the exchange of property worth an equivalent value (part of the parcel in Playa Carmen where
Restaurante Tropicana is located).
At the time, Tributacion appeared to accept the offer.
However, in August 2003, Tributacion
declined to accept the offer.

As of May 2004 the Company had filed an
administrative complaint against Tributacion to obtain
its full rights under the amnesty law.
 If this action is unsuccessful the Company may bring suit
against the Costa Rican sales tax authority
 for not accepting the offer of property in exchange for
an outstanding tax liability.  The refusal of the offer
denied the opportunity for the Company to
successfully meet the tax amnesty deadline.   Believing
 it has been denied due process and equal treatment under Costa Rican law, management currently would pursue the case vigorously if a
negotiated or administrative settlement is not achieved.
  It is difficult to evaluate the likelihood of an unfavorable outcome of such a case but we estimate it to be at or below 50%. If an unfavorable outcome results, the Company could be liable for interest and penalties of approximately
$150,000. The tax liability as of June 30, 2003 (less potential interest and penalties) has been accounted for in the financial statements of this filing.


ITEM 2. CHANGES IN SECURITIES

The Company did not sell or issue any securities of any kind during the three-month period that ended on June 30, 2003.

Changes in Securities after March 31, 2003

During the fourth quarter of 2003, the Company raised cash by selling securities that were not registered under the Securities Act of 1933, as amended (the " Securities Act"), or any state securities laws. The sale of the securities was intended to be exempt from registration under the Securities Act, by virtue of Section 4(2) of Regulation D.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not default upon any securities of any
 kind during the three-month period that
ended on June 30, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the three-month period ended June 30, 2003.

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


/s/ Michael N. Caggiano
----------------------------------------------
Michael N. Caggiano
President and Chief Executive Officer
May 7, 2004



SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

I Michael N. Caggiano, President and Chief Executive Officer
 of Central American Equities
Corporation, hereby certify that:

1. The annual report of the registrant on Form 10-Q for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange
Act of 1934; and

2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of the dates and for the periods expressed in the quarterly report.

/s/ Michael N. Caggiano
----------------------------------------------
Name: Michael N. Caggiano
Title: President and Chief Executive Officer
Date:   May 7, 2004