Form 10QSB
period 2003-09-30
CENTRAL AMERICAN EQUITIES INC
filed 2004-06-01
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                            FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the
quarterly period ended September 30, 2003.

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

Note: The Company has not yet filed first quarter 10-Q report required in 2004, nor the 10-KSB required for year 2003.

Number of shares outstanding on September 30, 2003 of each of the classes of common equity:

15,739,268 Shares Class A Common Stock, $.001 par value
(Number of shares outstanding of each of the Registrant's classes of common stock.)

1,000,000 Shares Class A Preferred Stock, $.001 par value
(Number of shares outstanding of each of the Registrant's classes of preferred stock.)

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


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Consolidated Balance Sheet


Assets

                                September 30, 2003   December 31, 2002

Current assets
Cash and cash equivalents              $92,328          $25,040
Account receivable                      55,020           52,856
Account receivable from sale of asset        0            5,790
Inventory                               24,874           20,314
Prepaid expenses                         1,739            7,537
                                       173,961          111,537
Buildings and equipment,
 Net of depreciation                 6,327,929        6,465,398

Other assets
	Other Assets                            0                0

Total assets                          6,501,890        6,576,935

	Liability and Stockholders' Equity

Current liabilities
	Accounts payable	             137,755          244,404
Accrued expenses                       250,663          299,181
                                       388,418          543,585
Other liabilities
Long term debt                         414,240          481,677
Due to officers                        382,469          138,700
                                       796,709          620,377


Stockholders' equity
 Common stock - $.001 par value;
  20,000,000 authorized, 15,739,268
  issued and outstanding                 15,739           15,439
 Preferred stock - $.001 par value;
  1,000,000 shares authorized,
  1,000,000 issued and outstanding        1,000                0
	Additional paid-in capital      10,248,616       10,163,116
	Accumulated other comprehensive
  Income                                108,887           76,866
 	Retained deficit                (5,057,478)      (4,842,448)
                                      5,316,764        5,412,973
Total liabilities & stockholders'
  Equity                              6,501,890        6,576,935


            See Notes to Consolidated Financial Statements


             CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Consolidated Statement of Operations

                             For the 3-month         For the 9-month
                               period ended           period ended
                               September 30,           September 30,

                            2002            2003           2002        2003


Revenues                  $ 182,418     $   236,461      751,314      765,589

Cost of Services             57,015         127,571      228,476      264,431

Gross Profit                125,403         108,890      522,838      501,158

Operations
 General & Administrative   223,419         115,599      618,150      516,487
 Depreciation                38,545          45,823      111,273      137,469

                            261,964         161,422      729,423      653,956

Other Expense
  Interest Expense           13,680          14,473       57,505       62,231
  Forgiveness of Debt       (49,660)              0      (49,660)           0
  Loss on Foreign Exchange      513               0          581            0

                            (35,467)         14,473        8,427       62,231

Income taxes                      0               0            0            0

NET INCOME (Loss)        $ (101,094)  $     (67,006)    (215,013)    (215,030)

Weighted Average share of
 Common Stock
 Outstanding             14,739,268      15,739,268   14,739,268   15,739,268
 Gain (Loss) per
 Common Share         $     (0.01)    $     (0.01)    $   (0.01)     $  (0.01)




See Notes to Consolidated Financial Statements


        CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
              Statements of Cash Flow
        For the Nine Months Ended September 30,

                                             2002           2003

Cash flows from operating activities:    $    11,649   $ (215,030)

Net Income
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Unrealized Loss on Foreign Exchange              0        32,021
  Depreciation and amortization               36,364       137,469

Decrease (increase) in:
  Accounts receivable                         (4,316)        3,626
  Inventory                                    1,219        (4,561)
  Prepaid expense and other                    2,472          5,798

(Increase) decrease in:
  Accounts payable                           (18,000)      (106,649)
  Accrued expenses                            (6,052)       (48,518)

Net cash used in operating activities:        23,336       (195,844)

Cash flows from investing activities:
  Capital expenditures                             0              0

Net cash used in investing activities              0              0

Cash flows from sale of equity:
  Cash flows from sale of equity                   0         86,800

Net cash used from sale of equity                  0         86,000

Cash flows from financing activities:
  Proceeds from loans                         (9,000)       (67,437)
  Proceeds from loans from officers           (1,000)       243,769

Net cash provided by financing activities:   (10,000)       176,332

Net increase (decrease) in cash               13,336         67,288

Cash - beginning of period                    28,495       25,040

Cash - end of period                          41,831       92,328

Supplemental Disclosures of cash flow information:

Interest                                      43,825        62,231
Income Taxes                                      0              0

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

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, Accounting
for Income Taxes, effective July 1993. SFAS No.109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating oss carryforwards. Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

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

Note 4   Property and Equipment

As of September 30, 2003 plant and equipment consisted of the following:

Land    			        $  840,075
Buildings			         6,042,617
Machinery and equipment	      116,036
Furniture and fixtures          286,635
Computer equipment               73,693
                              7,359,056

Less accumulated depreciation	 1,031,084

                                              $6,327,972

Depreciation expense in the amount of $166,377 and $45,823 has been recorded for the year ended
December 31, 2002 and the quarter ended September 30, 2003, respectively.

Note 5   Notes Payable

On September 30, 2003, the Company had $365,940
outstanding against a $500,000 line of credit
with Banco BCT, which bears interest at the prime rate
plus 3%.   Principal payments were to begin
on January 10, 2000 in monthly installments of $38,462;
however, payments were renegotiated.
During 2001 and 2002, interest only was paid on the last day of each month. In February 2002, the Company restructured the loan. The new terms include a loan term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments in year one will vary from $3,000 to $9,000. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

Included in notes payable at June 30, 2003 is a note payable to shareholder, dated July 21, 2000, of $48,300. The note payable bears interest at 21% and is due July 22, 2002.

Note 6  Due to Officers

Notes payable as of September 30, 2003 are as follows:

Note payable to shareholder dated November 30, 2000 with interest at 5% with
  no set terms for prepayment	    					   $130,200
Note payable to shareholder dated July 15, 2000 with interest at 5% with
  no set terms for prepayment	 						 6,000
Note payable to shareholder dated September 15, 2003 with interest at 10%
  with no set terms for prepayment	    					40,000
Note payable to officer from September 15, 1999 with interest at 5% with
  no set terms for prepayment	 					    206,269


Total Due to Officers 	    						       $382,469

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

Note 9  Subsequent Events

Included as a liability on the balance sheet is
an accrued expenses in the amount of approximately
$250,000 for non-payment of sales taxes for Hotel
Alta.   These amounts have grown over several
years. This amount reflects the amount past due not ncluding penalties or interest.

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

As of September 30, 2003, CAE owned Hotel Alta in
Santa Ana (a suburb of the capital city of San Jose), and Sunset Reef (on the Pacific Ocean in
Mal Pais near the protected Cabo Blanco
Reserve).  CAE also owns and operates La Luz Restaurant
(located in Hotel Alta), Restaurant
Tropicana (on the beach at Playa Carmen near Sunset Reef), and ATP-Costa Rica (a full-service reservation, travel planning and in-bound tour operation based in Costa Rica).

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

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the three month period ended September
30, 2003.

Results of Operations

Comparison of Operations for the 3-Month Periods Ended
September 30, 2003 and 2002

As has been reported over the last 12 to 15 months, the Company has continued to be challenged by diminished travel demand brought on by the terrorist attacks of September 11 and the increased supply of hotel rooms and restaurants. During the three month period ended September 30, 2003,
occupancy at Hotel Alta increased by about 27% from the same period in 2002; occupancy at Sunset Reef remained about the same. In comparing the same periods, Company revenues increased by about 29% to about $236,500 from about $182,400.

During the three-month period September 30, 2003, total operational expenses (cost of services and general and administrative costs) were about
$243,000.  This represents a decline of
approximately $37,000 or more than 13% from the same period in 2002.

During the three-month period ended September 30, 2003 the Company lost approximately
$7,000 before depreciation of about $46,000 and interest costs of about $14,500. The net loss, including depreciation and interest, was about $67,000.

Note that during September 2004 a debt due to the CEO of the Company ($206,269 related to past salary) was shifted from Accounts Payable to Debt due to officers.

Liquidity and Capital Resources

During the first nine months of 2003, the Company recorded negative net cash flow. In 2002, Company operations also resulted in losses. The Company has limited, albeit improving, cash liquidity and capital resources. The Company plans to hold sufficient cash from the sale of assets in reserve to protect against cash flow needs during the remainder of 2003.



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

Potential Legal Proceeding and Liability September 30, 2003

As of September 2003, Hotel Alta owed Tributacion (the Costa Rican taxing authority) approximately $210,000 in unpaid sales taxes. These taxes have been listed on the balance sheet as an accrued expense. The Costa Rica government offered to all companies in Costa Rica amnesty from interest and penalties for back taxes paid by April 30, 2003. Prior to April 30, 2003,
CAE, unable to pay these taxes in cash, proposed that the debt be resolved with the exchange of property worth an equivalent value (part of the parcel in Playa Carmen where Restaurante
Tropicana is located). At the time, Tributacion appeared to accept the offer. However, in August
2003, Tributacion declined to accept the offer.

As of May 2004 the Company had filed an administrative complaint against Tributacion to obtain
its full rights under the amnesty law.   If this action
is unsuccessful the Company may bring suit
against the Costa Rican sales tax authority for not
accepting the offer of property in exchange for
an outstanding tax liability.  The refusal of the offer
denied the opportunity for the Company to
successfully meet the tax amnesty deadline.   Believing
it has been denied due process and equal treatment under Costa Rican law, management currently would pursue the case vigorously if a negotiated or administrative settlement is not achieved. It is difficult to evaluate the likelihood of an unfavorable outcome of such a case but we estimate it to be at or below 50%. If an unfavorable outcome results, the Company could be liable for interest and penalties of approximately
$150,000. The tax liability as of September 30, 2003 (less potential interest and penalties) has been accounted for in the financial statements of this filing.


ITEM 2. CHANGES IN SECURITIES

During the third and fourth quarter of 2003, the Company raised cash by selling securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws. The sale of the securities was intended to be exempt from registration under the Securities Act, by virtue of Section 4(2) of Regulation D.

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

During December 2003, the Company also exchanged 240,000 shares of Common Stock for
$12,000 debt owed to a director (Rosenmiller). The debt was exchanged for shares at a price of $0.05 per share. Rosenmiller had originally loaned the Company $40,000 in September 2003.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not default upon any securities of any kind during the three-month period that ended on September 30, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the three-month period ended September 30, 2003.

ITEM 5. OTHER INFORMATION

Changes in Registrant's Certifying Accountant

At a board of directors meeting held on August 28, 2003 of which a quorum was present, the Board of Directors of Central American Equities accepted the resignation of Pinkham and
Pinkham as its Certified Accountant for the fiscal years ended December 31, 1999, December 31,
2000 and December 31, 2001.

During the previous three years, Pinkham and Pinkham was the principal accountant for Central
American Equities Corp. At no time did Pinkham and Pinkham's financial statements contain an adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope, or accounting principles. Nor were there any disagreements with Pinkham and Pinkham on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or
procedure.

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

/s/ Michael N. Caggiano
----------------------------------------------
Name: Michael N. Caggiano
Title: President and Chief Executive Officer
Date:   May 7, 2004
f