Form 10-K
period 2003-12-31
CENTRAL AMERICAN EQUITIES INC
filed 2004-10-15
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
               WASHINGTON, DC 20549
                    FORM 10-KSB

(X) Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal period ended December 31, 2003.
( ) Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from
to               .

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

THE COMPANY HAS NOT YET FILED 10-Q REPORTS REQUIRED IN 2004.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [ ]

            $1,037,709
  (Issuer's revenues for its most recent fiscal year).

(Aggregate market value of the voting stock held by non-affiliates of Registrant)


19,739,268 Shares Class A Common Stock, $.001 par value

(Number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2003)

Note that the number of shares outstanding as of October 12, 2004 is as follows:

19,789,268 shares of Class A Common Stock, $001 par value

Transitional Small Business disclosure format (check one)
YES [ X ]  NO [   ]

                 DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10K of Registrant for the year ended December 31, 2000 Annual Report on Form 10K of Registrant for the year ended December 31, 2001 Annual Report on Form 10K of Registrant for the year ended December 31, 2002 Report on Form 8K of July 2004






INFORMATION REQUIRED IN REGISTRATION STATEMENT

ITEM 1. DESCRIPTION OF THE BUSINESS							4
Formation of the Company									4
ITEM 2. DESCRIPTION OF THE PROPERTIES						4
Hotel Alta												4
Sunset Reef Marine Hotel									5
Tropicana Restaurant at Playa Carmen						5
ITEM 3.  LEGAL PROCEEDINGS								5
Potential Legal Proceeding and Liability Post December 31, 2003	5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS		6
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	6
Description of Securities									6
Sales of Unregistered Securities During 2003					7
ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS					8
Overview												8
Results of Operations --- Years Ending December 31, 2003 and 2002	9
Liquidity and Capital Resources							10
Currency Devaluation										10
ITEM 7. FINANCIAL STATEMENTS								10
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS			24
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS		24
Identification of Directors and Executive Officers				24
Business Experience										25
Family Relationships										26
Involvement in Certain Legal Proceedings						26
ITEM 10.  EXECUTIVE COMPENSATION							27
ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL
											OWNERS	29
Security Ownership of Certain Beneficial Owners				29
Security Ownership of Management							30
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS			30
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K						31
VERIFICATION SIGNATURES									32
SARBANES-OXLEY ACT SECTION 302 CERTIFICATIONS					33
SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS					34


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

As of December 31, 2003, CAE owned Hotel Alta in Santa Ana
(a suburb of the capital city of San Jose) and Sunset Reef
 Marine Hotel (on the Pacific Ocean in Mal Pais adjacent to the protected Cabo Blanco Reserve). CAE also owns and operates La Luz Restaurant (located in Hotel Alta),
Restaurant Tropicana (on the beach at Playa Carmen near
Sunset Reef), and Alta Travel Planners (a full-service reservation, travel planning and in-bound tour operation based in Costa Rica). (Note that the Company sold Tropicana in June 2004.)

The first year of full operation of the Company's hotels was 1998.
  All Company owned facilities, except for Restaurant Tropicana, were open and operating by the beginning of 1998. By late 2001 Tropicana Restaurant was operated by the Company (in past years it had been rented on a monthly basis). On December 31, 2003, the Company had approximately 65 full-time, part-time and contract employees.

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


ITEM 2. DESCRIPTION OF THE PROPERTIES

As of December 31, 2003, CAE consisted of three properties in Costa Rica: Hotel Alta (including Restaurante La Luz), Sunset
Reef Marine Hotel, and Tropicana Restaurant at Playa Carmen.
Hotel Alta's land and buildings are owned by Hotelera Cal
Tico, S.A., a Costa Rican corporation. Sunset Reef's land and buildings are owned by Sociedad Protectora de la Fauna y Flora de Mal Pais, S.A. a Costa Rican company.  Corporacion Muxia, S.A.
a Costa Rican Corporation, owns the land at Playa Carmen and restaurant
 Tropicana. As of December 31, 2003, CAE owned 100% of the stock of the following Costa Rican Corporations: Hotelera Caltico, S.A. and Sociedad Protectora de la Fauna y Flora de Mal Pais, S.A. (which owns 100% of
Corporacion Muxia, S.A.). (See text and Notes to the Financial Statements for a discussion of changes in ownership of property that has occurred after the period covered by this filing.)

Hotel Alta

Hotel Alta is a 23-unit, luxury hotel located on approximately one acre of land in Alto de las Palomas, Santa Ana, 8 miles from downtown San Jose. Nearby Santa Ana and Escazu are considered among the most affluent districts of Costa Rica and are currently experiencing a significant real estate boom. Nearby facilities include golf courses, tennis courts, and an equestrian center. La Luz, a 60-seat fine dining restaurant located within the hotel is owned and operated by CAE. The restaurant receives guests from nearby hotels and upscale locals who seek gourmet meals. Additional facilities are provided for banquets and corporate events for up to 120 guests.

Sunset Reef Marine Hotel

Sunset Reef Marine Hotel is located in the small Pacific beachfront town of Mal Pais on the southern tip of the Nicoya Peninsula. Mal Pais lies near the northern border of the renowned Absolute Natural Reserve of Sunset
Reef --- described by one guidebook as the "jewel of nature at the very tip of the Nicoya Peninsula."

Sunset Reef contains about 3 acres of beachfront land with 1500 feet of ocean frontage. The hotel is surrounded by miles of unspoiled shoreline, spectacular beaches, and lush tropical forests. Currently on site there is a fully operating 14-room hotel complete with pool, restaurant, and bar.

Tropicana Restaurant at Playa Carmen

Tropicana, a 100-seat restaurant with bar is located approximately three miles away from Sunset Reef Marine Hotel on the broad, white, sandy beach at Playa Carmen, known as one of the best surfing beaches in Costa Rica. The rectangular parcel has 168 feet of beach frontage and an area of 3.2 acres. In November 2001, CAE began to operate the restaurant. In late 2002, CAE began the process of selling the land. In 2003 it explored using the property as collateral to help finance debt and also proposed that part of the land be used in exchange for past debt owed to Costa Rica tax authorities. (In June 2004, the Company sold Tropicana Restaurant to help pay for the debt owed to Costa Rica tax authorities.)


ITEM 3.  LEGAL PROCEEDINGS

During 2003 there were actions against Central American Equities in the
 Costa Rican Labor Court that had been brought by former employees who had been dismissed by the Company due to poor performance or insubordination. These employees dispute the reason for their dismissal and, as such, claim they are entitled to additional monetary compensation. The Company considers these actions to be routine litigation that is incidental to the business (as defined under Reg. 228.103). It is anticipated that any contingent liability stemming from these claims would be immaterial to the Company.

Potential Legal Proceeding and Liability Post December 31, 2003

On November 2002, Hotel Alta owed Tributacion (the Costa Rican taxing authority) approximately $240,000 in unpaid sales taxes. These taxes have been listed on past balance sheets as an accrued expense. The Costa Rica government offered to all companies in Costa Rica amnesty from interest and penalties for back taxes paid by April 30, 2003. Prior to April 30, 2003, CAE, unable to pay these taxes in cash, proposed that the debt be resolved with the exchange of property worth an equivalent value (part of the parcel in Playa Carmen where
 Restaurante Tropicana is located). It is the Company's contention that Tributacion accepted this offer on April 30, 2003 and began a process of appraising the property to determine how much of the tax liability was to be cancelled.

In August 2003, Tributacion notified the Company that it would not accept the property in lieu of payment (in whole or in part) and demanded that the Company pay the past due taxes with interest and penalties.

Between August 2003 and August 2004 the Company attempted to negotiate with Tributacion concerning the amount of taxes owed and the applicability and legality of interest and penalties related to those taxes. These negotiations were unsuccessful. As such, on September 13, 2004 the Company brought suit against Tributacion in the Costa Rican constitutional court for not accepting this offer of property in exchange for an outstanding tax liability.  The refusal of the offer denied the opportunity for the Company
to successfully meet the tax amnesty deadline.   Believing it has been denied
 due process and equal treatment under Costa Rican law, management plans to pursue the case vigorously. It is difficult to evaluate the likelihood of an unfavorable outcome in this case but we estimate it to be at or below 50%. If an unfavorable outcome results, the Company may be liable for interest and penalties of approximately $175,000. The principal tax liability for past payments due as of December 31, 2003 was approximately
$170,000 (not including potential interest and penalties) and has been accounted for in the financial statements of this filing.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during its fiscal year ended December 31, 2003.

On May 15, 2004 the Company held its annual meeting at Hotel Alta in Santa Ana, Costa Rica. At the meeting a quorum was certified with 14,751,171 shares present or 74.5% of the 19,789,268 shares outstanding. During the meeting:

1. Richard Wm. Talley, Michael Caggiano, and Jim Voloshin were elected to the board of directors with a 96% approval of those shareholders voting.
2. Clyde Bailey was approved as the auditor for the Corporation with a 99% approval of those shareholders voting.
3. The amount of Class A Common Stock outstanding was increased from 20,000,000 shares to 25,000,000 shares with a 93% approval of those shareholders voting.
4. The outstanding board director loans were assigned a 5% interest rate with a 93% approval of those shareholders voting.
5. The board directors were each granted 25,000 shares of common stock as compensation with a 93% approval of those shareholders voting (prior to this vote, board members did not receive compensation for board services accept reimbursement for expenses).

The Company submitted no other matters to a vote of its security holders during the nine-month period ended September 30, 2004.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Description of Securities

As of December 31, 2003, the Company's authorized capital stock consisted of 20,000,000 shares of common stock (increased to 25,000,000 in May 2004), par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. As of December 31, 2003, 19,739,268 shares of common stock were issued and outstanding (increased to 19,789,268 during the first quarter of 2004); 1,000,000 shares of preferred stock were issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the stockholders. The common stock does not have cumulative voting rights, which means that the holders of a majority of the outstanding shares of common stock voting for the election of directors can elect all members of the board of directors. A majority vote is also sufficient for other actions that require the vote or concurrence of the stockholders (except in cases in which more than a simple majority is required by law). Holders of common stock are entitled to receive dividends, when, as, and if declared by the board of directors, in its discretion, from funds legally available therefore. Subject to the dividend rights of the holders of preferred stock, dividends for holders of shares of common stock are declared by the board of directors out of funds legally available therefore. Upon liquidation, dissolution or winding up of the
Company, after payment to creditors, the holders of common stock are entitled to share ratably in the assets of the Company, if any.
The Bylaws of the Company require that only a majority of the issued and outstanding shares of common stock of the Company need be represented to constitute a quorum and to transact business at a stockholders' meeting. The common stock has no preemptive rights or subscription, redemption or conversion privileges. All of the outstanding shares of common stock are fully paid and non-assessable.

In mid-August 2000, Central American Equities qualified under the new rules of the National Association of Securities Dealers (NASD) and listed its stock on the Over the Counter Bulletin Board ("OTCBB")
 under the symbol "CENE". Currently the stock is listed on the Electronic Pink Sheets. Between January 2003 and December 2003 the stock had a range of approximately $0.02 to $0.7 per share.
 These quotations may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

The number of shareholders of record of the Company's common stock is approximately 226 with approximately 418 stock certificates outstanding. The Company has not paid nor declared any dividends upon its shares of common stock since its inception and, does not contemplate or anticipate paying any dividends upon its shares of common stock in the near future. The transfer agent for the Companys common stock is Olde Monmouth Stock Transfer Company, 200 Memorial Parkway, Atlantic Highlands, NJ 07716.

The Company's board of directors has total discretion as to the issuance and the determination of the rights and privileges of any shares of preferred stock issued by the Company. Such rights and privileges may be detrimental to the rights and privileges of the holders of common stock.

The Company currently has 1 million shares of Class "A" convertible
 preferred stock issued and outstanding.   The Class "A" convertible
preferred stock has the following provisions: a) the option to transfer the shares into common stock on a one-for-one basis, b) the same voting rights as common stock, and c) the same liquidation preferences as common stock.

Sales of Unregistered Securities During 2003

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

In the fourth quarter of 2003 the Company issued an additional 700,000 shares of Common Stock to Michael Caggiano, the Company President and CEO. Recognizing that significant past salary was due and payable, the board collateralized full compensation due with a company asset: the Playa Carmen (Tropicana) property in Mal Pais. In the first quarter of 2004 the Company granted 50,000 shares of Common Stock to an employee of the Company.

As of September 30, 2004 the Company had 19,789,268 shares of Common Stock issued and outstanding and one million shares of Preferred Stock issued and outstanding.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors that have affected the Company's financial position and operations during the fiscal year ended December 31, 2003.

Overview

The year 2003 began as a time of continuing difficulty for the Company.
A slowing of the American economy and a decline in travel related to the terrorist events of September 2001 helped to reduce the number of tourists traveling to Costa Rica. The number of tourists traveling to Costa Rica for each of the past three years respectively has been lower than 2000 (2001 was 11% lower than 2000; 2002 was 13% lower than 2000; and 2003 was 5% lower than 2000).

However, after several years of difficulty, the Company began to show the first signs of post 9-11 improvement in the last quarter of 2003.
 For Hotel Alta, occupancy for both October and November 2003, registered the best ever for these months. Overall, annual occupancy for 2003 at Hotel Alta increase by 5.4% from about 41% in 2002 to 43.5% in 2003. Reflecting increased marketing and the upturn in visitors to Costa Rica,
Sunset Reef recorded its best December ever in 2003. Annual occupancy, however, at Sunset Reef was flat at about 22%

Management continued to reduce expenditures even though occupancy increased. In 2003, Hotel Alta's redesigned webpage (www.thealtahotel.com) and web-marketing campaigns (including search-engine positioning and strategic placement of click-through advertisements and the use of Hotels.com) began to show results with increased on-line reservations. The decision to increase the Hotel Alta's attractiveness to the business traveler (with the installation of high-speed internet access in the hotel rooms and the hotel's business center) increased business reservations in the last half of 2003 (the "low season").

During its annual meeting held on May 15, 2004 management discussed the advantages and disadvantages of continuing to operate its current business while remaining a publicly traded company. Foremost was the cost to the Company of remaining a publicly trading company, as it is expensive and time consuming. For this reason, the board has questioned the value of remaining a publicly trading Company and has decided it is not in the best interests of the shareholders to operate the hotels as a public entity. As such, we intend to explore the idea of selling the hotels and seeking out business opportunity candidates to merge into the Company. There is no assurance, however, that management will do this.

Results of Operations --- Years Ending December 31, 2003 and 2002

The following is management's discussion and analysis of significant differences in the Company's financial position and operations between the fiscal year ended December 31, 2003 and the fiscal year ended December 31, 2002.

Balance Sheet

Between December 31, 2002 and December 31, 2003 total assets had a net decrease from $6,576,935 to 6,477,935 primarily as a result of depreciation of approximately $183,000 and an increase of cash and accounts receivable of more than $73,000.

Between Fiscal Year Ended (FYE) 2002 and FYE 2003, total liabilities decreased from $1,163,962 to 1,130,276. Long-term debt declined as the Company reduced the principal on its loan from BCT bank by about $68,500 (note that part of the BCT debt is now classified as short-term debt). An officer of the Company made an additional loan in September 2003 of about $28,000. This loan was made to help pay Tributacion (the
Costa Rican taxing authority) for taxes due. Note that the balance sheet shows an increase in long-term debt because in September 2003 a debt due to the CEO of the Company ($215,298 related to past salary) was shifted from Accounts Payable to Debt Due to Officers.

Statement of Operations

Revenues at the two hotels are primarily dependent upon the occupancy rates and per room charges (although other services are sold). During 2003, due to the previously mentioned up tick in occupancy at the end of the year, occupancy at Hotel Alta increased by about 5.4%. Occupancy at Sunset Reef in 2003 remained approximately the same as 2002.

Between December 31, 2002 and December 31, 2003 total sales revenue increased from $1,000,967 to $1,037,709 (about 3.7%). Total operational expenses (cost of services and general and administrative costs) were $1,052,689. This is a decline of about 11.2% (about $141,000) from $1,194,148 in 2002.

The Company had a loss of about $15,000 before interest expenses and depreciation. During FYE 2003, depreciation was approximately $183,000. Of the $80,000 in interest expense during the period, the majority was interest and fees related to the $500,000 loan with Banco BCT.

Net losses (including interest expenses and depreciation) have declined. Net loss for FYE 2003 was $278,334. This is approximately 114,000 less then the net loss for FYE 2002. Loss per share is less than $0.02. Between December 31, 2002 and December 31, 2003 cumulative losses (retained deficit) grew from about $4.8 million to about $5.1 million.

Liquidity and Capital Resources

To date, Company operations have resulted in losses, albeit declining. During 2003 capitalization was not sufficient to fund necessary expenses. The Company has limited, albeit improving, cash liquidity and capital resources. The Company plans to hold sufficient cash from the sale of assets in reserve to protect against liquidity needs during 2004.

Currency Devaluation

Historically, changes in the rate of exchange between dollars and colones (the Costa Rican currency) have had an insignificant effect on liquidity because the rate of exchange is relatively predictable. The Central Bank eases devaluation pressure on the colon through a system called "mini-devaluation" whereby it decreases the colon's value daily by centimos, establishing a rate that is generally followed by most banks and exchange houses in the country. Over the past few years the colon has devalued against the dollar between 10% and 15% annually.

Currency devaluations actually have a positive effect on the Company's net operating revenues. Although the hotels are in Costa Rica, all hotel rates are quoted in US dollars (the majority of hotel guests are from the US and other parts of North America) and, as such, hotel revenues are generally unaffected by devaluation of the colon relative to the US dollar. The majority of hotel expenses in Costa Rica (including most salaries) are in colones.


ITEM 7. FINANCIAL STATEMENTS

Audited financial statements for 2002 and 2003 follow. The Company's financial statements were audited by Clyde Bailey, P.C. in 2002 and 2003.







REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors
Central American Equities Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Central American Equities Corp. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central American Equities Corp. and Subsidiaries at December 31, 2003 and the results of their operations, and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's uncertainty as to its sales growth and its ability to raise sufficient capital, raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Clyde Bailey P.C.

September 6, 2004
San Antonio, Texas




Central American Equities Corp, and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2003

ASSETS
  Current Assets:
     Cash and Cash Equivalent                      $ 85,955
     Accounts Receivable                             65,446
     Inventory                                       31,379
     Prepaid Expenses                                 3,550
  Total Current Assets                              186,330

  Buildings and equipment, net of depreciation    6,291,605

  Total Assets                                   $6,477,935

LIABILITIES AND STOCKHOLDER EQUITY
  Current Liabilities
     Accounts Payable                                69,618
     Note Payable - Current Portion                  36,000
     Accrued Expenses                               268,005

  Total Current Liabilities                         373,623

   Long-Term Liabilities
     Long-Term Deb                                  377,175
     Notes Payable Related Parties                  379,478
                                                    756,653

Total Liabilities                                 1,130,276

Stockholders' Equity
   Preferred Stock, par value $.001 per share
   authorized 1,000,000 shares, 1,000,000
   shares outstanding                                 1,000

   Common Stock, par value $.001 per share,          19,739
   authorized 20,000,000 shares; 19,739,268
   issued and outstanding
   Additional Paid-In Capital                    10,366,516
   Accumulated other comprehensive income            81,186
   Accumulated Deficit                           (5,120,782)

Total Stockholders' Equity                        5,347,659

Total Liabilities and Stockholders' Equity       $6,477,935


     Central American Equities Corp. and Subsidiaries
         Consolidated Statement of Operations

For the Years Ended December 31, 2002 and 2003

						     2002		     2003

Revenues					 $1,000,967 	 $1,037,709

Cost of Services		         309,478        325,224

Gross Profit			         691,489        712,485

Operations:

General and Administrative	    884,670        727,466
Depreciation 			         166,377 	    183,292

						  1,051,047        910,758

Operating Income (Loss)	        (359,558)	  (198,273)

Other Income (Expense):
	Interest (expense)	         (82,099)	    (80,061)
	Debt Forgiveness		     49,660             -
	Other Expenses			        - 	              -
	Other Income, net	         (32,439)	    (80,061)

Loss from Continuing Operations   (391,997)	   (278,334)

Provision for Income Taxes		 - 		          -

Net Income (Loss)			  $(391,997)	   $(278,334)

Net Income (Loss) per share        $(0.03)	    $(0.02)

Weighted Average Shares
            Outstanding	      14,855,934	   16,339,268

Central American Equities Corp and Subsidiaries
Consolidated Statement of Changes in Stockholder's Equity




            .001 par value                          Accum.
      Common Stock    Pref. Stock     Additional    other            Total
    Shares   Amount  Shares  Amount   Paid-In     Compre-  Accum. Stockholder
             $                 $      Capital     hensive  Deficit   Equity
                                                    Income

12-31-00
Balance

14,739,268   14,739     -      -     10,149,816   41,066 (3,737,961) 6,467,660

 Comprehensive
  (Loss):                                         14,863                14,863
 Net Loss
       -         -      -      -         -                 (712,490)  (712,490)

12-31-01
Balance
14,739,268   14,739                   10,149,816  55,929  (4,450,451) 5,770,033

  Stock Issued
  for Services
     700,000    700     -       -        13,300                          14,000

  Comprehensive (Loss)                             20,937                20,937
  Net Loss                                                  (391,997) (391,997)


12-31-02
Balance
  15,439,268  15,439                  10,163,116  76,866  (4,842,448) 5,412,973

 Stock Issued
  for Services
  700,000       700                       16,800                         28,000
 Stock Issued
  for Cash
 3,600,000     3,360    1,000,000   1000     186,600                    191,200

 Comprehensive
   (Loss)                                          4,320                  4,320
  Net Loss                                                 (278,334)  (278,334)

12-31-03
Balance
 19,739,268   19,499    1,000,000  1000 10,366,516 81,186 (5,120,782) 5,325,839




           Central American Equities and Subsidiaries
            Consolidated Statement of Cash Flows
        For the Years Ended December 31, 2002 and 2003

											2002		2003
Cash Flows from Operating Activities:

Net (Loss)						 		        $(391,997) $(278,334)

Adjustments to reconcile net loss to
net cash provided by
operating activities:

     Depreciation expense							 166,377 	 183,292
     Debt Forgiveness				  			  49,660 	     -
     Stock Issued for Services						  14,000 	  17,500
     Unrealized Gain on Foreign Exchange				  20,937 	   4,320
     Loss on sale of facilities					       - 	      -
Change in assets and liabilities:
     Decrease (increase) in:
     Accounts Receivable							  41,148 	  (6,800)
     Inventory									  (1,394)	  (11,064)
     Prepaid Expense								  (3,269)	    3,987
Increase (Decrease) in:
     Accounts Payable							 (64,278)	 (174,787)
     Accrued Expenses				 			 (21,100)	    3,824

Net Cash Used in Operating Activities				(189,916)	 (258,062)

Cash Flows from Investing Activities:

     Capital Expenditures							(310,655)	    (9,499)
     Security Deposit						         - 	 	 -
     Payments received on notes collections			   749,210 	 -
     Payments received on sale of facilities					0	   0
Net Cash Provided from Investing Activities			   438,555    (9.499)
Cash Flows from Financing Activities:

     Proceeds (Payments) from loans from officers		  (204,095)   218,778
     Common Stock 					 	                -       178,200
     Payment of loans					 	        (47,998    (68,502)

Net Cash Used In Financing Activities				  (252,093    328,476

	Net Increase (Decrease) in Cash			         (3,45      60,915

	Cash Beginning of year 					        28,495 	     25,040
	Cash End of year						     $25,040       $85,955

Central American Equities and Subsidiaries
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2002 and 2003

												2002		   2003

Supplementary Disclosure:

     Cash Paid for Interest					         $82,099 	 $80,062
     Cash Paid for Taxes

Non-cash transactions:
     Shares Issued for Services				           $14,000 	 $17,500
     Shares Issued for Assets						 $    -   		 $    -





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

Basis of Consolidation
The consolidated financial statements include the consolidated accounts of Central American Equities Corp. and its subsidiaries. Hoteleria Cal Tico, S.A., Bandirma, S.A., Sociedad Protectora De La Fuana y Flora Maritima De Mal Pais, S.F., Ecoprojecto San Luis, S.A. and Confluencia, S.A. are held 100% by the Company. All inter-company transactions and accounts have been eliminated in consolidation.

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


Note 1   Summary of Accounting Policies (continued)

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

Income Taxes
The Company has net operating loss carryovers of approximately $5.1 million as of December 31, 2003, expiring in the years 2012 through 2023. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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

Note 2    Federal Income Tax

At December 31, 2003 and 2002 deferred taxes consisted of the following:

                                                     2003           2002
Deferred tax assets,
  Net operating loss carry-forward              $  1,865,000   $ 1,564,000
Less valuation allowance                         ( 1,865,000)  ( 1,564,000)
                                                 --------        --------
   Net deferred taxes                       $       -0-         $   -0-
                                                 ========       ========

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2003 and 2002 totaled $306,300 and $133,300, respectively. The net operating loss carry- forward expires in year 2022. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.
At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Note 3   Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $278,000 during the year ended December 31, 2003 that raise substantial doubt about the entity's ability to continue as a going concern. .

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

Note 4   Property and Equipment

As of December 31, 2003 plant and equipment consisted of the following:

Land                                                 $840,075
Buildings                                           6,042,617
Machinery and equipment                               125,535
Furniture and fixtures                                286,635
Computer equipment                                     73,693
                                                    7,368,555

Less accumulated depreciation                       1,076,950

                                                  $ 6,291,605

Depreciation expense in the amount of $183,292 and $166,377 has been recorded for the years ended December 31, 2003 and 2002 respectively.

Note 5   Notes Payable

The Company has $364,875 outstanding against a $500,000 line of credit with
Banco BCT, which bears interest at the prime rate plus 3%.   Principal
payments were to begin on January 10, 2000 in monthly installments of $38,462; however, payments were renegotiated. During 2001 and 2002, interest only was paid on the last day of each month. In February 2002, the Company restructured the loan. The new terms include a loan term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments in year one will vary from $3,000 to $9,000.
The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

Included in notes payable at December 31, 2001 is a note payable to shareholder, dated July 21, 2000, of $48,300. The note payable bears interest at 21% and was due July 22, 2002.

Note 6   Notes Payable Related Parties

Notes payable as of December 31, 2003 are as follows:

Note payable to shareholder dated November 30, 2000 with interest at
6% with no set terms for prepayment                          $130,200
Notes payable to principal officer for past salary            215,298
Note payable to shareholder dated July 15, 2000 with interest
at 6% with no set terms for prepayment                         34,000

Total Due to Officers                                        $379,498

Note 7   Commitments and Contingencies

The Company has a month-to-month lease for 1 acre of property. Minimum rentals in the year ending December 31, 2003 are $18,000

Included as a liability on the balance sheet is an accrued expense in the
amount of $166,317 for non-payment of sales taxes for Hotel Alta.   These
amounts have grown over several years. The amount listed in 2003 is an accurate reflection on the amount past due at that time not including penalties or interest.

Penalties and interest were not included as the government had an amnesty program that forgave penalties and interest on all past taxes paid by April 1, 2003. The Company planned to have the cash available to pay past taxes by selling a beach property called Tropicana before April 1.
Instead, through negotiations with the government the Company offered part of the property to the government in lieu of payment.
Before April 1 the government accepted the property and began an appraisal to see how much of the past taxes it would cover. In August 2003, the government reversed course on the offer to accept the property. They demanded full payment of the back taxes including penalties and interest. As of the report date, the Company has paid down the tax liability by about $80,000, but is disputing the interest and penalties.

Note 8   Sale of Ecolodge San Luis & Biological Station

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



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company's accountant is Clyde Bailey, P.C., C.P.A. Clyde Bailey was named the Company CPA in August 28, 2003. At no time have there been any disagreements with our accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Both the 2002 and 2003 financial statements in this filing are audited by Clyde Bailey, P.C., C.P.A.

The Company changed its accountant at a board of directors meeting held on August 28, 2003. During this meeting, of which a quorum was present, the Board of Directors of Central American Equities accepted the resignation of Pinkham and Pinkham as its Certified Accountant for the fiscal years ended December 31, 1999, December 31, 2000 and
December 31, 2001.  During the three-year period from 1999-2001,
Pinkham and Pinkham was the principal accountant for Central American Equities Corp. At no time did Pinkham and Pinkham's financial statements contain an adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope, or accounting principles. Nor were there any disagreements with Pinkham and Pinkham on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Also on August 28, 2003, Central American Equities engaged Clyde Bailey, P.C. Certified Public Accountants as the principal accountant for the Company. Central American Equities authorized Pinkham and Pinkham to respond fully to the inquiries of the successor accountant.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. Mr. Talley, Mr. Rosenmiller, and Mr. King were elected on 01/20/97. Talley and Rosenmiller will serve until the next meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.
At a board meeting in September 27, 2002, the board voted to "accept with regret" Paul King's resignation from the board of directors. In
September 1998, Mr. Caggiano became the consulting CEO and President of CAE and a board member of CAE.

In April 2004, the board voted to "accept with regret" Fred Rosenmiller's resignation from the board of directors. At that time, Dr. P. James Voloshin was elected to serve the remainder of Mr. Rosenmiller's term. At a shareholder meeting of the Company held on May 15, 2004, Mr. Talley, Mr. Caggiano, and Dr, Voloshin were re-elected to the board of directors and will serve until the next meeting of the shareholders.



Name                    Position Held                 Dates            Age

Richard Wm. Talley   Chairman/Director         1/1997 to current        61

Michael Caggiano    President/CEO/Director     9/1998 to current        50

W.F.O. Rosenmiller    Secretary/Director       1/1997 to current        71

Business Experience

RICHARD Wm. TALLEY, Chairman and Director of Central American Equities Corp
(age 61, time spent on company business: 10 percent).   Mr. Talley was (with
Mr. King) a representative of Cal TKCo, S.A., the general partner in several of the California Limited Partnerships that raised the seed money for the Costa Rican corporations that built the hotels (see Item 1, Description of Business). As of August 1999, Mr. Talley has been the CEO of Talley and Co., an investment banking and general securities company located in Irvine, California.

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

MICHAEL N. CAGGIANO, Ph.D. President, Chief Executive Officer, and Director of Central American Equities (age: 50, time spent on company business: ninety percent). Dr. Caggiano is also a officer and owner of Talley & Co. During 2000, Dr. Caggiano was also a Director of Cafe Britt, a roaster and distributor of premium Costa Rican coffee.

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

W.F.O. ROSENMILLER, Secretary and Director of Central American Equities Corp
(age 71, time spent on Company business: one percent).   During the past
five years, Mr. Rosenmiller has been self-employed as a real estate broker, land developer, entrepreneurial investor and venture capitalist in the United States. He has also been an individual and partnership investor in Costa Rica. He is also a former board member of Centracan, Inc., a US-based medical corporation that owns and operates medical diagnostic and treatment facilities in Costa Rica.

Mr. Rosenmiller is a graduate of Penn State University (BS) and Drexel University (MBA). Mr. Rosenmiller spent four years in the US Navy and was honorably discharged as a full lieutenant with expertise in open sea navigation as well as general nautical knowledge. Mr. Rosenmiller brings to the Partnership a wealth of management and development experience. As a director of the Snow Time Inc., a ski resort complex consisting of facilities in New York State and York, Pennsylvania with revenues in excess of $30 million, Mr. Rosenmiller has had over thirty years experience in the hotel, restaurant, and bar business. He is a advisory board director of First Union Bank and has had extensive experience on both the audit and credit sides of partnership lending as well as project projections. Most recently he has been involved in all aspects of a 200-acre subdivision of high end condominium and single-family homes in York, PA. This project has received national design awards.

Family Relationships

There are no family relationships between the directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings

During the past five years, no present director, executive officer or person nominated to become a director or an executive officer of the Company was:

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

The following table sets forth the total compensation of current officers and directors during the fiscal years ended December 31, 1997, 1998, 1999, 2000, 2001, 2002 and 2003. No officer or director of the Company earned more than $100,000 from the Company during such fiscal years.



Name

Title                                    Compensation



Richard Wm. Talley (1)

Director                1997                    0

Director                1998                    0

Director                1999                    0

Director                2000                    0

Director                2001                    0

Director                2002                    0

Director                2002                    0

Director                2003                    0

Paul King (1)

Director                1997                    0

Director                1998                    0

Director                1999                    0

Director                2000                    0

Director                2001                    0

Director                2002                    0


W.F.O. Rosenmiller

Secretary/Director      1997                    0

Secretary/Director      1998                    0

Secretary/Director      1999                    0

Secretary/Director      2000                    0

Secretary/Director      2001                    0

Director                2002                    0

Director                2002                    0

Director                2003                    0

Michael N. Caggiano (2)

                        1997               NA

CEO/President/Director  1998          $20,000

CEO/President/Director  1999          $45,000 (3)

CEO/President/Director  2000             $0 (4) (5)

CEO/President/Director   2001         $54,668 (6)

CEO/President/Director   2002         $75,000 (7) (8)

CEO/President/Director   2003         $75,000 (9)




(1) Does not include $100,100 in management fees received by Talley,
King & Company, Inc. in 1997. Messrs. Talley and King were owners of Talley, King & Company, Inc.
(2) During the third quarter of 1998 the Company issued 19,200 shares of its Class A Common Stock to Michael N. Caggiano, the Company's
Consultant CEO/President.  The shares were issued in lieu of payment for services rendered prior to him being appointed to his current position as CEO and President.
(3) Mr. Caggiano's annual salary in 1999 was $65,000.  As of
December 31, 1999, Mr. Caggiano was owed $22,500 in past
salary and $34,668 in compensation
due for services rendered prior to becoming the CEO. These amounts were included in accounts payable.
(4) Mr. Caggiano's annual salary was increased to $75,000 in April 2000.
As of December 31, 2000, Mr. Caggiano was owed $89,400 in past salary and 34,668 in compensation due for services rendered prior to becoming the CEO. These amounts are included in accounts payable.
(5) On April 12, 2000 the board additionally compensated Mr. Caggiano with 100,000 shares of CAE stock (one-third, or 33,333 shares, equally from the holdings of directors Talley, King and Rosenmiller).  Mr. Caggiano was also granted options to buy CAE shares of Class A Common Stock as follows: 100,000 shares @ $0.75; 100,000 shares @ $1.25; and 100,000 shares @ $1.75  (all to expire in 5 years).
(6) Mr. Caggiano's annual salary was $75,000 in 2001.  The amount of
$54,668 is the value of past salary owed that was collateralized by Sunset Reef (see Note 7 to Financial Statements). As of December 31, 2001, Mr. Caggiano was owed $109,772 in past salary and $34,668 in compensation due for services rendered prior to becoming the CEO. These amounts are included in accounts payable.
(7) Mr. Caggiano's annual salary was $75,000 in 2002.   However, as of
December 31, 2002, Mr. Caggiano was owed $162,464.72 in past salary.
This amount is included in accounts payable.
 8) In the fourth quarter of 2002 the board additionally compensated
Mr. Caggiano with 700,000 shares of CAE stock and granted options to
Mr. Caggiano as follows: 100,000 shares @ $0.10; 100,000 shares @ $0.15;
and 100,000 shares @ $0.20 (all to expire in 5 years). In addition to salary, the board compensates Mr. Caggiano with housing, motor vehicle, and laundry and food in the hotels.
 9) Mr. Caggiano's annual salary was $75,000 in 2003.   However, as of
December 31, 2003, Mr. Caggiano was owed $215,298 in past salary. This amount is included in loans from officers. In addition to salary, the board compensates Mr. Caggiano with housing, motor vehicle, and laundry and food in the hotels. In the fourth quarter of 2003 the board additionally compensated Mr. Caggiano with 700,000 shares of CAE stock.


In the last quarter of 2003 the Company sold shares of common and preferred stock. The Company approved and paid a director of the Company (Richard Wm. Talley) $19,800 (10% of gross proceeds) in commission on the sale of the stock.

At the shareholder meeting on May 15, 2004, the Company granted current board directors (Talley, Voloshin, Caggiano) each 25,000 shares of common stock as compensation for board services.

In August 2004, the board approved a $500 payment per board meeting for non-employee board members.


ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL OWNERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of the Company's total common stock as of December 31, 2003:

In addition to the Common stock noted in this table, P. James Voloshin owns one hundred percent of the one million shares of Convertible Preferred stock issued and outstanding. Dr. Voloshin became a member of the board of directors in April 2004.


Name and Address        Number of Shares
                        Beneficially Owned      Percent of Total

Class

Michael Caggiano
Hotel Alta, Alto de las
Palomas, Santa Ana
Costa Rica                   1,531,202              7.8%      Common Stock

P. James Voloshin
360 San Miguel Dr.
Suite 406
Newport Beach, CA            1,622,015              8.2%       Common Stock


Security Ownership of Management

The following sets forth the shareholdings of the Company's directors and executive officers as of December 31, 2003:


Name and Address         Number of Shares         Percent of Total
                         Beneficially Owned                         Class

Richard Wm. Talley          719,431                  3.6%        Common Stock
W.F. Rosenmiller (1)        653,828                  3.3%        Common Stock

Michael Caggiano          1,531,202                  7.8%        Common Stock

Totals                    2,904,461                 14.7%


(1) Some shares are registered to CR DE ESCAZU EMPRESA COSTARICENSE


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

During December 2003, the Company exchanged 240,000 shares of Common Stock for $12,000 of the $40,000 debt owed to Rosenmiller. The debt was exchanged for shares at a price of $0.05 per share (see Item 5:
Changes in Securities and Recent Sales of Securities).


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are filed with this Form 10-KSB. Additional information may be found in the Annual Report on Form 10K of the Registrant for the year ended December 31, 1998, 1999, 2000, 2001, and 2002. No reports were filed on Form 8-K during the last quarter of the period covered by this report.

A report on Form 8-K (disposition of an asset) was filed in July 2004 that reported the sale of Restaurant Tropicana our beach property located in Mal Pais, Costa Rica. CAE has sold the property and small structure (a small open-air restaurant, known as Tropicana) to a
private buyer.   Total consideration for the sale was $635,000 dollars
including previously received earnest money deposits. The price was based primarily on the value of the land. CAE used proceeds from the sale to reduce corporate debt including debt related to taxes due, CAE may retain a relationship with the new owner. CAE is currently negotiating to rent Tropicana restaurant and open it during the high season (December to April).




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





/s/ P. James Voloshin

P. JAMES VOLOSHIN, DIRECTOR, SECRETARY



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


/s/ Michael N. Caggiano
----------------------------------------------
Michael N. Caggiano
President and Chief Executive Officer
October  12, 2004



SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

I Michael N. Caggiano, President and Chief Executive Officer of Central American Equities Corporation, hereby certify that:

1. The annual report of the registrant on Form 10-K for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of the dates and for the periods expressed in the annual report.

/s/ Michael N. Caggiano
----------------------------------------------
Name: Michael N. Caggiano
Title: President and Chief Executive Officer
Date:   October 12, 2004