Form 10-Q
period 2004-03-31
CENTRAL AMERICAN EQUITIES INC
filed 2004-10-15
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
               WASHINGTON, DC 20549
                  FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

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

Note: The Company has not yet filed all 10-Q reports required in 2004.

The number of shares outstanding on March 31, 2004 of each of the issuers classes of common equity:


19,789,268 shares of Class A Common Stock, $001 par value

Transitional Small Business disclosure format (check one)
YES [ X ]  NO [   ]

DOCUMENTS INCORPORATED BY REFERENCE
Annual Report on Form 10-KSB of Registrant for the year ended December 31, 1998, 1999,
2000, 2001, 2002, 2003, and 8-K of July 2004



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


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Consolidated Balance Sheet


Assets

                                    March 31, 2003	March 31, 2004

Current assets
Cash and cash equivalents              $30,256         $127,540
Account receivable                      51,219           68,100
Account receivable from sale of asset    5,790
Inventory                               21,750           25,700
Prepaid expenses                         2,768            2,188
                                        111,784          223,527
Buildings and equipment,
 Net of depreciation                   6,419,575        6,256,838

Other assets
 Other Assets                                 0                0

Total assets                          6,531,359        6,480,365

	Liability and Stockholders' Equity

Current liabilities
 Accounts payable                       257,353           71,994
Note Payable Current Portion                0            36,000
Accrued expenses                       295,744          283,303
                                        553,097          391,298
Other liabilities
Long term debt                         451,396          341,176
Due to officers                        136,200          364,386
                                       587,596          705,562


Stockholders' equity
 Common stock  $.001 par value;
  20,000,000 authorized, 19,789,268
  issued and outstanding                 15,439           19,789
 Preferred stock - $.001 par value;
  1,000,000 shares authorized,
  0 issued and outstanding                    0            1,000
	Additional paid-in capital          10,163,116       10,365,516
	Accumulated other comprehensive
  Income                                 97,887           81,186
 	Retained deficit                    (4,885,776)      (5,084,986)
                                      5,390,666        5,383,505
Total liabilities & stockholders
  Equity                              6,531,360        6,480,364


            See Notes to Consolidated Financial Statements


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Consolidated Statement of Operations

For the three month period ended March 31,


                                   2004                           2003

Revenues                    $   434,293                     $   316,870

Cost of Services                144,835                          86,908
Gross Profit                    289,458                         229,962

Operations
  General & Administrative      191,574                         206,334
     Depreciation                43,486                          45,823

                                235,060                         252,157

Other Expense
  Interest Expense               18,602                          21,133

Income taxes                         0	                             0

NET INCOME (Loss)      $         35,796                     $   (43,328)

Weighted Average share of
Common Stock Outstanding      19,789,268                     15,439,268

Net Gain (Loss) per
 Common Share             $       .01	               $        (.01)

Net Gain (Loss) per
Fully Diluted Share       $       .01	               $       (.01)





See Notes to Consolidated Financial Statements


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Statements of Cash Flow
For the Three Months Ended March 31,

                                                    2004           2003

Cash flows from operating activities:           $    35,796    $ (43,328)

Net Income
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Unrealized Loss on Foreign Exchange                    0         21,021
  Depreciation and amortization                     43,486         45,823

Decrease (increase) in:
  Accounts receivable                               (2,654)         1,636
  Inventory                                          5,679         (1,436)
  Prepaid expense and other                          1,362          4,769

(Increase) decrease in:
  Accounts payable                                   2,376         12,949
  Accrued expenses                                  15,298         (3,437)

Net cash used in operating activities:             101,345          37,997

Cash flows from investing activities:
  Capital expenditures                              (8,669)             0

Net cash used in investing activities               (8,669)             0

Cash flows from financing activities:
  Proceeds from loans                               (35,999)      (30,281)
  Proceeds from loans from officers                 (15,092)      ( 2,500)

Net cash provided by financing activities:          (51,091)      (32,781)

Net increase (decrease) in cash                      41,584         5,216

Cash  beginning of period                            85,955        25,040

Cash  end of period                                 127,540        30,256

Supplemental Disclosures of cash flow information:

Cash Paid for Interest                               18,602        21,133
Cash Paid for Income Taxes                                0             0

Non-cash Transactions:

Shares Issued for Services                            2,500             0


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

Cal Tico, L.P. was a California limited partnership that was formed in July 1992 to raise $2 million to purchase the land and construct Hotel Alta. Cal Tico, L.P. owns
100% of the stock in Hoteleria Cal
Tico, S.A., a Costa Rican corporation. Hotelera Cal Tico, S.A, owns the land and buildings at Hotel
Alta.

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

Basis of Consolidation
The consolidated financial statements include the consolidated accounts of Central American Equities
Corp. and its subsidiaries. Hotelera Cal Tico, S.A., Bandirma, S.A., Sociedad Protectora De La Fuana y Flora Maritima De Mal Pais, S.F., Ecoprojecto San Luis, S.A. and Confluencia, S.A. are held 100% by the Company. All inter-company transactions and accounts have been eliminated in consolidation.

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

Adoption of Statement of Accounting Standard No. 123
In 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for
Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based compensation plans. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Company stock at the date of the grant over the amount an employee must pay to acquire the stock. The difference between the fair value method of SFAS-123 and APB 25 is immaterial.

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

The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended December 31, 1997. For the years ended December 31, 1999 and 1998, primary loss per share was the same as basic loss per share and fully diluted loss per was the same as diluted loss per share. A net loss was reported in 1998 and 1997, and accordingly, in those years the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 357,500 shares at December 31, 1998 were not included in loss per share calculations, because to do so would have been anti-dilutive.

Revenue Recognition
The Company records revenue at the point of service and maintains its corporate records for both financial statement and tax return purposes on the accrual method of accounting.



CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1   Summary of Accounting Policies (continued)

Foreign Exchange
Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date.
Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates throughout the year. The unrealized translation gains and loses are accumulated in a separate component of stockholder equity
Translation exchange gains and losses are reflected in net earnings.

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

Note 3   Going Concern

The Company incurred a net loss of approximately $278,000 during the year ended December 31, 2003 and although the Company had net income during the first three months of 2004, there is some doubt about the entity's ability to continue as a going concern.

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

Note 4   Property and Equipment

As of March 31, 2004 plant and equipment consisted of the following:

Land                                             $840,075
Buildings                                       6,051,286
Machinery and equipment                           125,535
Furniture and fixtures                            286,635
Computer equipment                                 73,693
                                                7,377,224

Less accumulated depreciation                   1,120,386

                                              $ 6,256,838

Depreciation expense in the amount of $183,292 and $166,377 has been recorded for the years ended
December 31, 2003 and 2002 respectively. Depreciation expense in the amount of $43,486 has been recorded for the three month period ended March 31, 2004.

CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5   Notes Payable

The Company has $328,876 outstanding against a $500,000 line of credit with Banco BCT, which
bears interest at the prime rate plus 3%.   Principal payments
were to begin on January 10, 2000 in
monthly installments of $38,462; however, payments were renegotiated. During 2001 and 2002, interest only was paid on the last day of each month. In February 2002, the Company restructured the loan. The new terms include a loan term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta.
Monthly principal payments in year one will vary from $3,000 to $9,000. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs.
The note is collateralized by property of the Company.

Included in notes payable at December 31, 2001 is a note payable to shareholder, dated July 21, 2000, of $48,300. The note payable bears interest at 21% and was due
July 22, 2002.

Note 6   Notes Payable Related Parties

Notes payable as of March 31, 2004 are as follows:

Note payable to shareholder dated November 30, 2000 with
interest at 6% with  no set terms for prepayment             $129,222
Notes payable to principal officer for past salary            237,164
Note payable to shareholder dated July 15, 2000 with
interest at 6% with no set terms for prepayment                34,000

Total Due to Officers                                        $364,386

Note 7   Commitments and Contingencies

The Company has a month-to-month lease for 1 acre of property. Minimum rentals in the year ending December 31, 2004 are $18,000

Included as a liability on the balance sheet is an accrued expense in the amount of about $160,000 for
non-payment of sales taxes for Hotel Alta.   These amounts have grown over
several years.  The amount
listed is an accurate reflection on the amount past due at that time not including penalties or interest.

Penalties and interest were not included as the government had an amnesty program that forgave penalties and interest on all past taxes paid by April 1, 2003. The Company planned to have the cash available to pay past taxes by selling a beach property called Tropicana before April 1. Instead, through negotiations with the government the Company offered part of the property to the government in lieu of payment.
Before April 1 the government accepted the property and began an appraisal to see how much of the past taxes it would cover. In August 2003, the government reversed course on the offer to accept the property. They demanded full payment of the back taxes including penalties and interest. As of the report date, the Company has paid down the tax liability by more than $80,000, but is disputing the interest and penalties.



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

As of March 31, 2004, CAE owned Hotel Alta in Santa Ana (a suburb of the capital city of San
Jose), and Sunset Reef (on the Pacific Ocean in Mal Pais near the protected Cabo Blanco
Reserve). CAE also owned and operated La Luz Restaurant (located in Hotel Alta) and ATP-
Costa Rica (a full-service reservation, travel planning and in-bound tour operation based in Costa
Rica).  (The Company sold Restaurant Tropicana in June 2004.)

The first year of full operation of the Company's hotels was 1998. All Company owned facilities, except for Tropicana Restaurant, were open and operating by the beginning of 1998. Beginning in late 2001, Tropicana Restaurant was operated by the Company (in past years it had been rented on a monthly basis). On March 31, 2004, the Company had approximately 60 full-time, part-time and contract employees.

The following is management's discussion and analysis of significant factors that affected the
Company's financial position during the three-month period ended
March 31, 2004.

Results of Operations

Comparison of Operations for the 3-Month Periods Ended March 31, 2003
 and 2004

For several years, the Company has been challenged by diminished travel demand brought on by the terrorist attacks of September 11, 2001 and the increased supply of hotel rooms and restaurants. However, a tumultuous 3-year trend clearly reversed in the first quarter of 2004.

During the first three months of 2004, occupancy at Hotel
Alta increased
by 33% from the same
period in 2003 growing from 54% to 72%.   Sunset Reefs growth
 was more dramatic.  During
the first three months of 2004 occupancy at Sunset Reef increased by 73% from 36% in 2003 to 63% in 2004. Although walk-ins and reservations (including internet reservations) grew significantly, Sunset Reef was greatly assisted by the introduction of an all-woman surf Camp.
Hotel Altas growth was boosted by increases in business travelers, guests sent by local travel agencies, and internet reservations. For both hotels, occupancy for February and March 2004, has been the best ever for these months.

The growth in occupancy led to striking growth in revenue. During the three-month period ended
March 31, 2004, revenues were about $434,000. This represents an increase of approximately
$117,000 or more than 27% from the same period in 2003. Operational expenses (cost of services and general and administrative costs) grew, but less rapidly. During the three-month period ended March 31, 2004, total operational expenses were about $336,000. This represents an increase of approximately $43,000 or about 13% from the same period in 2003.

During the three-month period ended March 31, 2003 the Company earned approximately
$98,000 before depreciation of about $46,000 and interest costs of about $19,000. The net income, including depreciation and interest, was about $36,000.
During the same period in 2003,
the Company suffered a net loss of about $43,000.

Two items on the balance sheet are of particular note. The Company continued to pay down its
$500,000 note to BCT. As of March 31, 2004, the loan to BCT had a balance of about $329,000, a reduction of $36,000 during the period. Also during the period, CAE awarded 50,000 shares of
Class A Common stock to an employee of the Company. This increased the number of shares issued and outstanding to 19,789,268.



Future Direction

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

Liquidity and Capital Resources

During the first three months of 2004, the Company recorded positive net income of
approximately $36,000.   However, prior to this filing, Company
operations had resulted in
losses. The Company has limited, albeit improving, cash liquidity and capital resources. The
Company plans to hold sufficient cash from the sale of assets in reserve to protect against cash flow needs during 2004.


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

Potential Legal Proceeding and Liability Post March 31, 2004

On November 2002, Hotel Alta owed Tributacion (the Costa Rican taxing authority) approximately $240,000 in unpaid sales taxes. These taxes have been listed on past balance sheets as an accrued expense. The Costa Rica government offered to all companies in Costa Rica amnesty from interest and penalties for back taxes paid by April 30, 2003. Prior to April 30,
2003, CAE, unable to pay these taxes in cash, proposed that the debt be resolved with the exchange of property worth an equivalent value (part of the parcel in Playa Carmen where
Restaurante Tropicana is located). It is Company contention that Tributacion accepted this offer on April 30, 2003 and began a process of appraising the property to determine how much of the tax liability was to be cancelled.

In August 2003, Tributacion notified the Company that it would not accept the property in lieu of payment (in whole or in part) and demanded that the Company pay the past due taxes with interest and penalties.

Between August 2003 and August 2004 the Company attempted to negotiate with Tributacion concerning the amount of taxes owed and the applicability and legality of interest and penalties related to those taxes. These negotiations were unsuccessful.
As such, on September 13, 2004
the Company brought suit against Tributacion in the Costa Rican constitutional court for not accepting this offer of property in exchange for an outstanding tax liability. The refusal of the offer denied the opportunity for the Company to successfully meet the tax amnesty deadline.
Believing it has been denied due process and equal treatment under Costa Rican law, management plans to pursue the case vigorously. It is difficult to evaluate the likelihood of an unfavorable outcome in this case but we estimate it to be at or below 50%.
If an unfavorable outcome results,
the Company may be liable for interest and penalties of approximately at least $175,000. The principal tax liability for past payments due as of March 31, 2004 was approximately
$160,000(not including potential interest and penalties) and has been accounted for in the financial statements of this filing.

ITEM 2. CHANGES IN SECURITIES

The Company granted 50,000 shares of Class A Common Stock to an employee of the Company
during the three-month period that ended on March 31, 2004.   No
other shares were sold or
issued during this three-month period. As of March 31, 2004 (and October 12, 2004) the
Company had 19,789,268 shares of Common Stock issued and outstanding and one million shares of Preferred Stock issued and outstanding.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not default upon any securities of any kind during the three-month period that ended on March 31, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the three-month period ended March 30, 2004.

On May 15, 2004 the Company held its annual meeting at Hotel Alta in Santa Ana, Costa Rica.
At the meeting a quorum was certified with 14,751,171 shares present or 74.5% of the 19,789,268 shares outstanding.  During the meeting:

1. Richard Wm. Talley, Michael Caggiano, and Jim Voloshin were elected to the board of directors with a 96% approval of those shareholders voting.
2. Clyde Bailey was approved as the auditor for the Corporation with a 99% approval of those shareholders voting.
3. The amount of Class A Common Stock authorized was increased from 20,000,000 shares to 25,000,000 shares with a 93% approval of those shareholders voting.
4. The outstanding board director loans were assigned a 5% interest rate with a 93% approval of those shareholders voting.
5. The board directors were each granted 25,000 shares of common stock as compensation with a 93% approval of those shareholders voting (prior to this vote, board members did not receive compensation for board services accept reimbursement for expenses).

The Company submitted no other matters to a vote of its security holders during the nine-month period ended September 30, 2004.


ITEM 5. OTHER INFORMATION

There is no other information to be filed here.

ITEM 6.  EXHIBITS AND REPORTS

No exhibits are filed with this Form 10-QSB. Additional information may be found in the
Annual Report on Form 10K of the Registrant for the year ended
December 31, 1998, 1999,
2000, 2001, and 2002. No reports were filed on Form 8-K during the last quarter of the period covered by this report.

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

P. James Voloshin, DIRECTOR,



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

/s/ Michael N. Caggiano
----------------------------------------------
Michael N. Caggiano
President and Chief Executive Officer
October 12, 2004


SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

I Michael N. Caggiano, President and Chief Executive Officer of
Central American
Equities Corporation, hereby certify that:

1. The annual report of the registrant on Form 10-Q for the quarter ended March 31,
2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of the dates and for the periods expressed in the quarterly report.

/s/ Michael N. Caggiano
----------------------------------------------
Name: Michael N. Caggiano
Title: President and Chief Executive Officer
Date:   October 12, 2004