Form 10-Q
period 2004-06-30
CENTRAL AMERICAN EQUITIES INC
filed 2004-10-15
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
             WASHINGTON, DC 20549
                 FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the
quarterly period ended June 30, 2004.

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


Number of shares outstanding on June 30, 2004 of each of the classes of common equity:

19,789,268 shares of Class A Common Stock, $001 par value

Transitional Small Business disclosure format (check one)
YES [ X ]  NO [   ]

DOCUMENTS INCORPORATED BY REFERENCE
Annual Report on Form 10-KSB of Registrant for the year ended December 31, 1998, 1999, 2000,
2001, 2002, and 2003 and an 8K filed in July 2004.



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


Assets

                                    June 30, 2004

Current assets
Cash and cash equivalents             $538,021
Account receivable                      98,850
Account receivable from sale of asset        0
Inventory                               20,719
Prepaid expenses                        19,017
                                        676,606
Buildings and equipment,
 Net of depreciation                  5,613,726

Other assets
	Other Assets                             0

Total assets                          6,290,332

	Liability and Stockholders' Equity

Current liabilities
	Accounts payable	               73,035
	Notes Payable Current Portion       36,000
Accrued expenses                        277,051
                                        386,086
Other liabilities
Long term debt                         313,176
Due to officers                        291,676
                                       604,852


Stockholders' equity
 Common stock - $.001 par value;
  25,000,000 authorized, 19,789,268
  issued and outstanding                 19,789
 Preferred stock - $.001 par value;
  1,000,000 shares authorized,
  1,000,000 issued and outstanding        1,000
Additional paid-in capital           10,366,516
Accumulated other comprehensive
  Income                                 94,510
 	Retained deficit                (5,182,421)
                                      5,299,394
Total liabilities & stockholders'
  Equity                              6,290,332


            See Notes to Consolidated Financial Statements


           CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
             Consolidated Statement of Operations

                              For the 3-month            For the 6-month
                                period ended              period ended
                                 June 30,                 June 30,

                           2004            2003           2004        2003


Revenues                  $ 276,049     $ 212,258        710,342     529,128

Cost of Services             95,670        49,952        240,505    136, 860

Gross Profit                180,379       162,306        469,837     392,268

Operations
 General & Administrative   178,787       194,555        370,361     400,888
 Depreciation                42,930        45,823         86,416      91,646

                            221,717       240,377        456,777     492,534

Other Expense
  Interest Expense           24,347        26,625         42,948      47,758
  Sale of Asset (net)        31,750                       31,750
  Loss on Foreign Exchange        0             0              0           0

                             56,097        26,625         74,698      47,758

Income taxes                      0             0              0           0

NET INCOME (Loss)      $   ( 97,435)  $  (104,697)      ( 61,639)   (148,024)

Weighted Average share of
Common Stock Outstanding  19,789,268    15,439,268     19,789,268   15,439,268
 Gain (Loss) per
 Common Share         $     (0.01)    $    (0.01)      $  (0.01) $    (0.01)






See Notes to Consolidated Financial Statements


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Statements of Cash Flow
For the Six Months Ended June 30,

                                                2004           2003

Cash flows from operating activities:        $(61,639)    $(148,025)

Net Income
Adjustments to reconcile net loss to
net cash provided by operating
activities:
  Unrealized Loss on Foreign Exchange          13,324         32,021
  Depreciation and amortization                42,930         91,646

Decrease (increase) in:
  Accounts receivable                         (33,404)        18,594
  Inventory                                    10,660         (8,761)
  Prepaid expense and other                   (15,466)         4,254

(Increase) decrease in:
  Accounts payable                              3,417         34,334
  Accrued expenses                              9,046         21,255

Net cash used in operating activities:        (31,132)        45,319

Cash flows from investing activities:
  Capital expenditures                              0               0
  Payment received on sale of asset           635,000               0

Net cash used in investing activities         635,000               0

Cash flows from financing activities:
  Proceeds from loans                         (63,999)        (48,986)
  Proceeds from loans from officers           (87,802)        ( 2,500)

Net cash provided by financing activities:   (151,801)        (51,486)

Net increase (decrease) in cash               452,066          (6,167)

Cash - beginning of period                     85,955          25,040

Cash - end of period                          538,021          18,873

Supplemental Disclosures of cash flow information:

Interest                                       42,948          47,758
Income Taxes                                        0               0

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

In December of 1996, the Company entered into an agreement for the exchange of common stock ("Exchange
Agreement") with Cal Tico, L.P., Ecolodge Partners, L.P. and Marine Lodge Partners, L.P. (Partnership).
Pursuant to the exchange agreement, the company issued 7,756,885 and 3,099,392 shares of common stock to limited partners and the general partners, respectively, of the partnerships. In exchange for the shares, the partnership transferred all of their interests (i.e. 100% of the outstanding common stock) in the following Costa
Rican corporations: Hotelera Cal Tico, S.A.; Bandirma, S.A.; Sociedad Protectora De La Fuana y Flora
Maritima De Mal Pais, S.F.; Ecoprojecto San Luis, S.A. and
Confluencia, S.A.

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

Adoption of Statement of Accounting Standard No. 123
In 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-
Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based compensation plans. The
Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No.
25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to a cquire the stock. The difference between the fair value method of SFAS-123 and APB 25 is immaterial.

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

Note 2    Federal Income Tax

At December 31, 2003 and 2002 deferred taxes consisted of the following:

                                                     2003           2002
Deferred tax assets,
  Net operating loss carry-forward              $  1,865,000   $ 1,564,000
Less valuation allowance                         ( 1,865,000)   (1,564,000)
                                                   --------      --------
   Net deferred taxes                          $       -0-        $   -0-
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

Note 3   Going Concern

The Company incurred a net loss of approximately $278,000 during the year ended December 31, 2003 and although the Company had positive cash flow during the first six months of 2004, there is some doubt about the entity's ability to continue as a going concern.

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

Note 5   Notes Payable

The Company has $300,876 outstanding against a $500,000 line of credit with Banco BCT, which bears
interest at the prime rate plus 3%.   Principal payments were to
begin on January 10, 2000 in monthly
installments of $38,462; however, payments were renegotiated.
During 2001 and 2002, interest only was paid on the last day of each month. In February 2002, the Company restructured the loan. The new terms include a loan term of 70 months; an annual interest rate of prime plus
3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments in year one will vary from $3,000 to $9,000. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

Included in notes payable at December 31, 2001 is a note payable to shareholder, dated July 21, 2000, of $48,300. The note payable bears interest at 21% and was due July 22, 2002.

Note 6   Notes Payable Related Parties

Notes payable as of June 30, 2004 are as follows:

Note payable to shareholder dated November 30, 2000
  with interest at 6% with
  no set terms for prepayment                            $ 45,222
Notes payable to principal officer for past salary        240,454
Note payable to shareholder dated July 15, 2000 with
 interest at 6% with no set terms for prepayment            6,000

Total Due to Officers                                    $291,676

Note 7   Commitments and Contingencies

The Company has a month-to-month lease for 1 acre of property.
Minimum rentals in the year ending
December 31, 2004 is $18,000

Included as a liability on the balance sheet is an accrued expense in the amount of about $150,000 for non-
payment of sales taxes for Hotel Alta.   These amounts had grown
over several years. The amount listed is an accurate reflection on the amount past due at that time not including penalties or interest.

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

Note 8   Sale of Asset

During the three-month period ended June 30, 2004, the Company sold its beach property and open-air restaurant in Mal Pais known as Restaurante Tropicana for $635,000 in cash. The Company paid a company five percent of the sale price or $31,750 for successfully brokering the sale.


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

As of June 30, 2004, CAE owned Hotel Alta in Santa Ana (a suburb of the capital city of San
Jose), and Sunset Reef (on the Pacific Ocean in Mal Pais near the protected Cabo Blanco
Reserve). CAE also owned and operated La Luz Restaurant (located in Hotel Alta) and ATP-
Costa Rica (a full-service reservation, travel planning and in-bound tour operation based in
Costa Rica).  (The Company sold Restaurant Tropicana in June 2004.)

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

The following is management's discussion and analysis of significant factors that affected the
Company's financial position during the three-month period ended June 30, 2004.

Results of Operations

Comparison of Operations for the 3-Month Periods Ended June 30, 2003 and 2004

For several years, the Company has been challenged by diminished travel demand brought on by the terrorist attacks of September 11, 2001 and the increased supply of hotel rooms and restaurants. However, a tumultuous 3-year trend clearly reversed in the first quarter of 2004.

May and June are traditionally low occupancy months, as Spring break ends, the rains begin and most tourists put travel off until the (U.S) summer months. However, growth in occupancy continued at the Company hotels in the second quarter of 2004. During the three-month period ending June 30, 2004, occupancy at Hotel Alta increased by 35%
from the same period in 2003
growing from 37% to 50%.  Sunset Reef's growth was slight.
During the second quarter of
2004, occupancy at Sunset Reef was 20% compared to 19% for the same period in 2003. For
Hotel Alta, occupancy for April and May 2004 was the best ever for these months.

The growth in occupancy led to growth in revenue. During the three-month period ended June
30, 2004, revenues were about $276,000. This represents an increase of approximately $64,000 or more than 30% from the same period in 2003. Operational expenses (cost of services and general and administrative costs) grew, but less rapidly. During the three-month period ended
June 30, 2004, total operational expenses were about $274,000. This represents an increase of approximately $30,000 or about 9% from the same period in 2003.

During the three-month period ended June 30, 2004 the Company earned approximately $1,500 before depreciation of about $43,000, interest costs of about $24,000 and brokerage fees from the sale of Tropicana of about 32,000. The net loss (including depreciation, interest, and brokerage fees) totaled about $97,000. During the same period in 2003, the Company suffered a net loss of about $105,000.

During the first half of 2004 (January 1 to June 30) total
Company revenues increased from
$529,128 in 2003 to $$710,342, an increase of 34%.


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

Liquidity and Capital Resources

During the first six months of 2004, the Company recorded positive net cash flow of
approximately $25,000.   However, prior to this filing, Company
operations had resulted in
losses. The Company has limited, albeit improving, cash liquidity and capital resources. The
Company plans to hold sufficient cash from the sale of assets in reserve to protect against cash flow needs during 2004.


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

Potential Legal Proceeding and Liability Post June 30, 2004

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

Between August 2003 and August 2004 the Company attempted to negotiate with Tributacion concerning the amount of taxes owed and the applicability and legality of interest and penalties related to those taxes. These negotiations were unsuccessful.
As such, on September 13, 2004
the Company brought suit against Tributacion in the Costa Rican constitutional court for not accepting this offer of property in exchange for an outstanding tax liability. The refusal of the offer denied the opportunity for the Company to successfully meet the tax amnesty deadline.
Believing it has been denied due process and equal treatment under Costa Rican law, management plans to pursue the case vigorously. It is difficult to evaluate the likelihood of an unfavorable outcome in this case but we estimate it to be at or below 50%. If an unfavorable outcome results, the Company may be liable for interest and penalties of approximately at least
$175,000. The principal tax liability for past payments due as of June 30, 2004 was approximately $150,000(not including potential interest and penalties) and has been accounted for in the financial statements of this filing.

ITEM 2. CHANGES IN SECURITIES

The Company granted 50,000 shares of Class A Common Stock to an employee of the
Company in February 2004.   No other shares were sold or issued
during the six-month period
ended June 30, 2004. As of June 30, 2004 (and October 12, 2004) the Company had
19,789,268 shares of Common Stock issued and outstanding and one million shares of
Preferred Stock issued and outstanding. The amount of Class A Common Stock authorized was 25,000,000 shares.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not default upon any securities of any kind during the three-month period that ended on June 30, 2004.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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


ITEM 5. OTHER INFORMATION

See Item 6 below. There is no other information to be filed here.

ITEM 6.  EXHIBITS AND REPORTS

No exhibits are filed with this Form 10-QSB. Additional information may be found in the
Annual Report on Form 10K of the Registrant for the year ended
December 31, 1998, 1999, 2000, 2001, and 2002.  No reports were filed on Form 8-K during the last quarter of the period covered by this report.

A report on Form 8-K (disposition of an asset) was filed in July 2004. It reported the sale of
Restaurant Tropicana our beach property located in Mal Pais, Costa Rica. CAE has sold the property and small structure (a small open-air restaurant, known as Tropicana) to a private
buyer.   Total consideration for the sale was $635,000 dollars
including previously received
earnest money deposits. The price was based primarily on the value of the land. CAE used proceeds from the sale to reduce corporate debt including debt related to taxes due, CAE may retain a relationship with the new owner. CAE is currently negotiating to rent Tropicana restaurant and open it during the high season (December to April).



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

/s/ Michael N. Caggiano
----------------------------------------------
Michael N. Caggiano
President and Chief Executive Officer
October 12, 2004

SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

I Michael N. Caggiano, President and Chief Executive Officer of
Central American Equities
Corporation, hereby certify that:

1. The annual report of the registrant on Form 10-Q for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of
1934; and

2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of the dates and for the periods expressed in the quarterly report.

/s/ Michael N. Caggiano
----------------------------------------------
Name: Michael N. Caggiano
Title: President and Chief Executive Officer
Date:   October 12, 2004