Form 10QSB
period 2004-09-30
CENTRAL AMERICAN EQUITIES INC
filed 2004-12-01
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
             WASHINGTON, DC 20549
                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the
quarterly period ended September 30, 2004.

( ) Transition report under Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the
transition period from                 to               .

Commission File Number 0-24185

CENTRAL AMERICAN EQUITIES CORP.

Florida                                     65-0636168
(State or other jurisdiction o    (IRS Employer Identification Number)
incorporated or organization)

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


Number of shares outstanding on September 30, 2004 of each of the classes of common equity:

19,789,268 shares of Class A Common Stock, $.001 par value

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


Assets

                                   September 30, 2004

Current assets
Cash and cash equivalents             $238,753
Account receivable                      48,271
Account receivable from sale of asset        0
Inventory                               22,497
Prepaid expenses                        12,185
                                        321,706
Buildings and equipment,
 Net of depreciation                  5,571,682

Other assets
	Other Assets                             0

Total assets                          5,893,388

	Liability and Stockholders' Equity

Current liabilities
	Accounts payable	               64,870
	Notes Payable Current Portion      36,000
Accrued expenses                       208,028
                                       308,898
Other liabilities
Long term debt                         301,175
Due to officers                         88,176
                                       389,351

Total liabilities                       698,249


Stockholders' equity
 Common stock - $.001 par value;
  25,000,000 authorized, 19,789,268
  issued and outstanding                 19,789
 Preferred stock - $.001 par value;
  1,000,000 shares authorized,
  1,000,000 issued and outstanding        1,000
 Additional paid-in capital          10,366,516
 Accumulated other comprehensive
  Income                                 60,870
  Retained deficit                   (5,253,036)
                                      5,195,139
Total liabilities & stockholders'
  Equity                              5,893,388


            See Notes to Consolidated Financial Statements


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Consolidated Statement of Operations

                   For the 3-month             For the 9-month
                     period ended                 period ended
                     September 30,                 September 30,

                  2004             2003        2004         2003


Revenues        $ 212,824     $   236,461    923,166       765,589

Cost of Services   99,423         127,571    339,928       264,431

Gross Profit      113,401         108,890    583,238       501,158

Operations
 General &
   Admin          129,880         115,599    500,242       516,487
 Depreciation      42,307          45,823    128,723       137,469

                  172,187         161,422    628,965       653,956

Other Expense
 Interest Exp       6,629          14,473     49,578        62,231
 Other Expense
   sale of asset         0              0     31,750             0
 Loss on Foreign
   Exchange              0              0          0             0

                     6,629         14,473     81,328        62,231

Income taxes             0              0          0             0

NET INCOME (Loss) $(65,415)     $ (67,006)  (127,054)     (215,030)

Weighted Average
share of
Common Stock
Outstanding      19,789,268    15,739,268  19,789,268    15,739,268
 Gain (Loss) per
 Common Share      $  (0.01)    $   (0.01)   $  (0.01)    $   (0.01)






See Notes to Consolidated Financial Statements


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Statements of Cash Flow
For the Nine Months Ended September 30,

                                                  2004           2003

Cash flows from operating activities:

Net Income                                  $   (132,254)   $ (215,030)
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Unrealized Loss on Foreign Exchange            (20,316)        32,021
  Depreciation and amortization                  128,723        137,469

Decrease (increase) in:
  Accounts receivable                             17,175          3,626
  Inventory                                        8,882         (4,561)
  Prepaid expense and other                       (8,635)         5,798

(Increase) decrease in:
  Accounts payable                                (4,748)      (106,649)
  Accrued expenses                               (59,977)       (48,518)

Net cash used in operating activities:           (71,151)      (195,844)

Cash flows from investing activities:
  Capital expenditures                           (43,750)              0
  Payment received on sale of facility           635,000               0

Net cash used in investing activities            591,250               0

Cash flows from sale of equity:
  Cash flows from sale of equity                        0         86,800

Net cash used from sale of equity                       0         86,000

Cash flows from financing activities:
  Proceeds from loans                             (76,000)       (67,437)
  Proceeds from loans from officers              (291,302)       243,769

Net cash provided by financing activities:       (367,302)       176,332

Net increase (decrease) in cash                   152,798         67,288

Cash - beginning of period                         85,955         25,040

Cash - end of period                              238,753         92,328

Supplemental Disclosures of cash flow information:

Interest                                           49,578         62,231
Income Taxes                                            0              0

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

Adoption of Statement of Accounting Standard No. 128
In February 1997, the Financial Accounting Standards Board
FASB) issued Statement of Financial
Accounting      Standards No. 128, "Earnings per Share"
(SFAS 128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No.
15, "Earnings per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic
EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This Statement requires restatement of all prior period
EPS data presented.

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


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1   Summary of Accounting Policies (continued)

Foreign Exchange
Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates throughout the year. The unrealized translation gains and loses are accumulated in a separate component of stockholders' equity. Translation exchange gains and losses are reflected in net earnings.

Fair Value of Financial Instruments
The carrying amount of the Company's financial instruments, which principally include cash, note receivable, accounts payable and accrued expenses, approximates air value due to the relatively short maturity of such instruments.

The fair value of the Company's debt instruments is based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2003 and 2002, respectively, the carrying value of all financial instruments was not materially different from fair value.

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
                                             ========       ========

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended
December 31, 2003 and 2002 totaled $306,300 and
$133,300, respectively. The net operating loss carry-forward expires in year 2022. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.
At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

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

                                                $ 6,256,838

Depreciation expense in the amount of $183,292 and $166,377 has been recorded for the years ended December
31, 2003 and 2002 respectively. Depreciation expense in the amount of $128,723 has been recorded for the nine month period ended September 30, 2004.

Note 5   Notes Payable

The Company has $288,875 outstanding against a $500,000
line of credit with Banco BCT, which bears
interest at the prime rate plus 3%.   Principal payments
were to begin on January 10, 2000 in monthly installments of $38,462; however, payments were renegotiated. During 2001 and 2002, interest only was paid on the last day of each month. In February 2002, the Company restructured the loan. The new terms include a loan term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments in year one will vary from $3,000 to $9,000. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

Included in notes payable at September 30, 2004 is a note payable to shareholder, dated July 21, 2000, of $48,300. The note payable bears interest at 21% and was due July 22, 2002.

Note 6   Notes Payable Related Parties

Notes payable as of September 30, 2004 are as follows:

Note payable to shareholder dated November 30, 2000 with
  interest at 5% with no set terms for prepayment                  $ 25,222
Notes payable to principal officer for past salary with
  interest at 5%                                                     56,955
Note payable to shareholder dated July 15, 2000 with
  interest at 6% with no set terms for prepayment                     6,000

Total Due to Officers                                             $  88,176

Note 7   Commitments and Contingencies

The Company has a month-to-month lease for approximately one acre of property. Minimum rentals in the year ending December 31, 2004 is $18,000

Included as a liability on the balance sheet is an accrued
expense in the amount of about $150,000 for non-
payment of sales taxes for Hotel Alta.   These amounts had
grown over several years. The amount listed is an accurate reflection on the amount past due at that time not including penalties or interest.

Penalties and interest were not included as the government had an amnesty program that forgave penalties and interest on all past taxes paid by April 1, 2003.
The Company planned to have the cash available to pay past taxes by selling a beach property called Tropicana before April 1. Instead, through negotiations with the government the Company offered part of the property to the government in lieu of payment. Before April 1 the government accepted the property and began an appraisal to see how much of the past taxes it would cover. In
August 2003, the government reversed course on the offer to accept the property. They demanded full payment of the back taxes including penalties and interest. As of the report date, the Company has paid down the tax liability by more than $120,000, but is disputing the interest and penalties.

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

As of September 30, 2004, CAE owned Hotel Alta in Santa
Ana (a suburb of the capital city of
San Jose), and Sunset Reef (on the Pacific Ocean in Mal
Pais near the protected Cabo Blanco
Reserve).  CAE also owned and operated La Luz Restaurant
(located in Hotel Alta) and ATP-
Costa Rica (a full-service reservation, travel planning and in-bound tour operation based in Costa Rica).

The first year of full operation of the Company's hotels was 1998. All Company owned facilities, except for Tropicana Restaurant, were open and operating by the beginning of 1998.
Beginning in late 2001, Tropicana Restaurant was operated by the Company (in past years it had been rented on a monthly basis). The Company sold Restaurant Tropicana in June 2004.
On September 30, 2004, the Company had approximately
55 full-time, part-time and contract
employees.

The following is management's discussion and analysis of significant factors that affected the Company's financial position during the three-month period ended September 30, 2004.

Results of Operations

Comparison of Operations for the 3-Month Periods
Ended September 30, 2003 and 2004

For several years, the Company has been challenged by diminished travel demand brought on by the terrorist attacks of September 11, 2001 and by the increased supply of hotel rooms and restaurants. However, a 3-year negative trend clearly reversed in the first quarter of 2004.

Growth in occupancy continued at Hotel Alta in the third quarter of 2004. During the three-month period ending September 30, 2004, occupancy at Hotel Alta increased by 22% from the same period in 2003 growing from 37.0% to 45.1%.
During this quarter, Hotel Alta recorded it best September occupancy ever. September is usually when the hotel records its lowest monthly occupancy.

Having additional cash from the sale of Tropicana, CAE took the opportunity to close Sunset
Reef Hotel for most of the third quarter to repair and paint the building, upgrade the rooms and bathrooms, and clean and paint the pool area.
Simultaneously, CAE also reconfigured the
Sunset Reef staff; paying and liquidating benefits, hiring staff on new contracts, and implementing professional training programs for new and returning staff members.

Although revenues at Hotel Alta increased, total revenue for the three-month period ended
September 30, 2004, declined by more than 9% or about $24,000 from the same period in 2003. The decline reflects the fact that Sunset
Reef was closed from August 1 through October
31.

Operational expenses (cost of services and general and administrative costs) also declined but less rapidly. Operational costs partially reflect the cost of repairs at Sunset Reef. During the three-month period ended September 30, 2004, total operational expenses were about $229,000.
This represents a decrease of approximately
$14,000 or about 5.7% from the same period in 2003.

During the three-month period ended September 30, 2004 the Company lost approximately
$16,000 before depreciation of about $42,000 and interest costs of about $6,600. The net loss
(including depreciation and interest) totaled about $65,000. During the same period in 2003, when Sunset Reef was open, the Company suffered a net loss of about $67,000.

During the first nine months of 2004 (January 1 to September 30) total Company revenues increased from $765,589 in 2003 to $923,166, an increase of 21%.

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

Liquidity and Capital Resources

During the first nine months of 2004, the Company
recorded positive net cash flow of
approximately $2,000.   However, prior to this
filing, Company operations had resulted in losses. The Company has limited, albeit improving, cash liquidity and capital resources. The
Company plans to hold sufficient cash from the sale of assets in reserve to protect against cash flow needs during the 2004.


PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Actions in Costa Rican Labor Court

At this time there are actions against Central
American Equities in the Costa Rican Labor Court that have been brought by former employees who had been dismissed by the Company due to poor performance or insubordination. These employees dispute the reason for their dismissal and, as such, claim they are entitled to additional monetary compensation. The Company considers these actions to be routine litigation that is incidental to the business (as defined under Reg. Sec. 228.103). It is anticipated that any contingent liability stemming from these claims will be immaterial to the Company.

Potential Legal Proceeding and Liability Concerning
Tax Payments

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

Between August 2003 and August 2004 the Company attempted to negotiate with Tributacion concerning the amount of taxes owed and the applicability and legality of interest and penalties related to those taxes. These negotiations were unsuccessful. As such, on September 13, 2004 the Company brought suit against Tributacion in the Costa Rican constitutional court for not accepting this offer of property in exchange for the outstanding tax liability. The refusal of the offer denied the opportunity for the Company to successfully meet the tax amnesty deadline.
Believing it has been denied due process and equal treatment under Costa Rican law, management plans to pursue the case vigorously.
It is difficult to evaluate the likelihood of an unfavorable outcome in this case but we estimate it to be at or below 50%. If an unfavorable outcome results, the Company may be liable for interest and penalties of at least $175,000. The tax liability for past payments due of principal as of September 30, 2004 was approximately
$110,000 (not including potential interest and penalties) and has been accounted for in the financial statements of this filing. As of November 15, 2004, the Company had yet to be notified of the constitutional court's decision if it would hear the merits of the case.

ITEM 2. CHANGES IN SECURITIES

The Company granted 50,000 shares of Class A Common
Stock to an employee of the
Company in February 2004.   No other shares were
sold or issued during the nine-month
period ended September 30, 2004.  As of
September 30, 2004 (and November 15, 2004) the
Company had 19,789,268 shares of Common
Stock issued and outstanding and one million shares of Preferred Stock issued and outstanding.
The amount of Class A Common Stock
authorized was 25,000,000 shares. At a shareholder meeting in May 2004, the shareholders of the Company authorized the payment of 25,000 shares of stock as compensation for each of the three board directors of the Company. However, as of November 18, 2004, these shares had not yet been issued.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not default upon any securities of any kind during the three-month period that ended on September 30, 2004.


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

A report on Form 8-K (disposition of an asset)
was filed in July 2004.  It reported the sale of
Restaurant Tropicana CAE's beach property
located in Mal Pais, Costa Rica.  CAE sold the
property and small structure (a small open-air
restaurant, known as Tropicana) to a private
buyer.   Total consideration for the sale was
$635,000 including previously received earnest money deposits. The price was based primarily on the value of the land. CAE used proceeds from the sale to reduce corporate debt including debt related to taxes due. CAE is currently negotiating to rent Tropicana restaurant and open it during the high season (December to April).



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

/s/ Michael N. Caggiano
----------------------------------------------
Michael N. Caggiano
President and Chief Executive Officer
November 15, 2004

SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

I Michael N. Caggiano, President and Chief
Executive Officer of Central American Equities
Corporation, hereby certify that:

1. The annual report of the registrant on Form 10-Q for the quarter ended September 30, 2004 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of the dates and for the periods expressed in the quarterly report.

/s/ Michael N. Caggiano
----------------------------------------------
Name: Michael N. Caggiano
Title: President and Chief Executive Officer
Date:   November 15, 2004