Form 10KSB
period 2004-12-31
CENTRAL AMERICAN EQUITIES INC
filed 2005-05-12
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB

(X) Annual report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934 for the fiscal period ended December
 31, 2004.
( ) Transition report under Section 13 or 15(d) of the
 Securities Exchange Act of 1934 for the transition period
 from                 to               .

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [ ]

$1,196,630
Issuer's revenues for its most recent fiscal year).


19,864,268 Shares Common Stock, $.001 par value

(Number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2004)

Transitional Small Business disclosure format (check one)
YES [ X ]  NO [   ]

                 DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10-KSB of Registrant for the year ended December 31, 2000
Annual Report on Form 10-KSB of Registrant for the year ended December 31, 2001
Annual Report on Form 10-KSB of Registrant for the year ended December 31, 2002
Annual Report on Form 10-KSB of Registrant for the year ended December 31, 2003
Report on Form 8K of July 2004






INFORMATION REQUIRED IN REGISTRATION STATEMENT

ITEM 1. DESCRIPTION OF THE BUSINESS	4
Formation of the Company	4
ITEM 2. DESCRIPTION OF THE PROPERTIES	4
Hotel Alta	5
Sunset Reef Marine Hotel	5
Tropicana Restaurant at Playa Carmen	5
ITEM 3.  LEGAL PROCEEDINGS	5
Potential Legal Proceeding and Liability	6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	7
Description of Securities	8
ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS	9
Overview	9
Results of Operations --- Years Ending December 31, 2004 and 2003	11
Liquidity and Capital Resources	12
Currency Devaluation	12
ITEM 7. FINANCIAL STATEMENTS	13
Note 1 -Summary of Accounting Policies	24
Note 1 -Summary of Accounting Policies (continued)	25
Note 1 -Summary of Accounting Policies (continued)	26
Note 1 -Summary of Accounting Policies (continued)	27
Note 2 - Federal Income Tax	28
Note 2 -Federal Income Tax (continued)	29
Note 3 -Going Concern	30
Note 4 -Property and Equipment	30
Note 5 - Common Stock	31
Note 6 -Notes Payable	31
Note 7 -Notes Payable - Related Parties	31
Note 8 -  Commitments and Contingencies	31
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS	33
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS	33
Identification of Directors and Executive Officers	33
Business Experience	33
Family Relationships	36
Involvement in Certain Legal Proceedings	36
ITEM 10.  EXECUTIVE COMPENSATION	36
ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL OWNERS	40
Security Ownership of Certain Beneficial Owners	40
Security Ownership of Management	41
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	42
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K	43
VERIFICATION SIGNATURES	44
SARBANES-OXLEY ACT SECTION 302 CERTIFICATIONS	45
SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS	46



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

As of December 31, 2004, CAE owned Hotel Alta in Santa Ana (a suburb of the capital city of San Jose) and Sunset Reef Marine Hotel (on the Pacific Ocean in Mal Pais near the protected Cabo Blanco Reserve). CAE also owns and operates Alta Travel Planners (a full-service reservation, travel planning and in-bound tour operation based in Costa Rica).

All Company owned facilities were open and operating by the beginning of 1998. On December 31, 2004, the Company had approximately 65 full-time, part-time and contract employees.

Formation of the Company

Central American Equities was formed by the acquisition of several California limited partnerships. In December 1996, CAE combined the assets of four limited partnerships (Cal Tico, L.P. ("Cal Tico"), Ecolodge Partners L.P. ("Ecolodge"), MarineLodge Partners, L.P. ("MarineLodge") and, L.A. Cal L.P. in a form of entity restructuring referred to as a "roll up." Under the terms of the roll-up, each partners' capital account was exchanged for common stock in Central American Equities (a Florida corporation incorporated on January 23,
1996); one share of common stock for each dollar of capital. In exchange for the ownership of the four partnerships, CAE issued 10,881,277 shares of common stock on December 10, 1996. At this point the partnerships dissolved. (For a complete discussion of the creation of CAE and the original limited partnerships, please refer to the 1998 and 1999 10-
KSBs).


ITEM 2. DESCRIPTION OF THE PROPERTIES

As of December 31, 2004, CAE consisted of two properties in Costa Rica: Hotel Alta (including Restaurante La Luz) and
Sunset Reef Marine Hotel.  During 2004, the Company sold
Tropicana Restaurant at Playa Carmen (see below).  Hotel
Alta's land and buildings are owned by Hotelera Cal Tico, S.A., a Costa Rican corporation. Sunset Reef's land and buildings are owned by Sociedad Protectora de la Fauna y
Flora de Mal Pais, S.A. a Costa Rican company.  As of

December 31, 2004, CAE owned 100% of the stock of the following Costa Rican Corporations: Hotelera Caltico, S.A.
and Sociedad Protectora de la Fauna y Flora de Mal Pais, S.A.

Hotel Alta

Hotel Alta is a 23-unit, luxury hotel located on approximately one acre of land in Alto de las Palomas, Santa Ana, 8 miles from downtown San Jose. Nearby Santa Ana and Escazu are considered among the most affluent districts of Costa Rica and continue to experience significant business and residential growth. La Luz, a 60-seat fine dining restaurant located within the hotel is owned and operated by CAE. The restaurant receives guests from nearby hotels and upscale locals who seek gourmet meals. Additional facilities are provided for banquets and corporate events for up to 120 guests.

Sunset Reef Marine Hotel

Sunset Reef Marine Hotel is located in the small Pacific beachfront town of Mal Pais on the southern tip of the Nicoya Peninsula. Sunset Reef lies near the northern border of the renowned Absolute Natural Reserve of Cabo Blanco --- described by one guidebook as the "jewel of nature at the very tip of the Nicoya Peninsula."

Sunset Reef contains about 3 acres of beachfront land with 1500 feet of ocean frontage. The hotel is surrounded by miles of unspoiled shoreline, spectacular beaches, and lush tropical forests. Currently on site there is a fully operating 14-room hotel complete with pool, restaurant, and bar.

Tropicana Restaurant at Playa Carmen

Tropicana, a 100-seat open-air restaurant with bar is located approximately three miles away from Sunset Reef Marine Hotel near the broad, beach at Playa Carmen. The rectangular parcel has 168 feet of beach frontage and an area of 3 acres. In 2003 the Company explored using the property as collateral to help finance debt and also proposed that part of the land be used in exchange for past debt owed to Costa Rican tax authorities.


As reported on Form 8K in July 2004, CAE sold this property
to a private buyer in June 2004.   Total consideration for
the sale was $635,000 dollars including previously received earnest money deposits. The price was based primarily on the value of the land. CAE used proceeds from the sale to reduce corporate debt including debt related to taxes due (see legal proceedings below),


ITEM 3.  LEGAL PROCEEDINGS

Occasionally in the past there have been actions against Central American Equities' subsidiaries in the Costa Rican Labor Court that had been brought by former employees who had been dismissed by the Company due to poor performance or insubordination. These employees dispute the reason for their dismissal and, as such, claim they are entitled to additional monetary compensation. The Company considers these actions to be routine litigation that is incidental to the business (as defined under Reg. Section 228.103). It is anticipated that any contingent liability stemming from these claims would be immaterial to the Company. In 2004 there were no such claims brought against the Company.

Potential Legal Proceeding and Liability

On November 2002, Hotel Alta owed Tributacion (the Costa Rican taxing authority) approximately $240,000 in unpaid sales taxes. These taxes have been listed on past balance sheets as an accrued expense and had been fully reported to the government of Costa Rica. The Costa Rica government offered to all companies in Costa Rica amnesty from interest and penalties for back taxes paid by April 30, 2003. Prior to April 30, 2003, CAE, unable to pay these taxes in cash, proposed that the debt be resolved with the exchange of property worth an equivalent value (part of the parcel in Playa Carmen where Restaurante Tropicana is located). It is the Company's contention that Tributacion accepted this offer on or before April 30, 2003 and began a process of appraising the property to determine how much of the tax liability was to be cancelled.

However, in August 2003, Tributacion notified the Company that it would not accept the property in lieu of payment (in whole or in part) and demanded that the Company immediately pay the past due taxes with interest and penalties.

Between August 2003 and August 2004 the Company attempted to negotiate with Tributacion concerning the amount of taxes owed and the applicability and legality of interest and penalties related to those taxes. These negotiations were unsuccessful. As such, on September 13, 2004 the Company brought suit against Tributacion in the Costa Rican constitutional court for not accepting the offer of property in exchange for the outstanding tax liability. The refusal of the offer denied the opportunity for the Company to successfully meet the tax amnesty deadline.

In December 2004, the Company was notified that the constitutional court had declined to accept the case, directing the Company to first present the case in the lower civil courts. In February 2005, the Company initiated the process of filing this case in Costa Rica's civil courts.
Believing it has been denied due process and equal treatment under Costa Rican law, management plans to pursue the case vigorously.

It is difficult to evaluate the likelihood of an unfavorable outcome in this case but we estimate it to be at or below 50%. If an unfavorable outcome results, the Company may be liable for interest and penalties of more than $175,000. The principal tax liability for past payments due as of December 31, 2004 was approximately $110,000 (not including potential interest and penalties) and has been accounted for in the financial statements of this filing. Company payments from January through April 2005 reduced the amount of principal owed to about $70,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted several matters to a vote of its security holders during its fiscal year ended December 31, 2004. On May 15, 2004 the Company held its annual meeting at Hotel Alta in Santa Ana, Costa Rica. At the meeting a quorum was certified with 14,751,171 shares present or 74.5% of the 19,789,268 shares outstanding at the time. During the meeting:

1. Richard Wm. Talley, Michael Caggiano, and Jim Voloshin were elected to the board of directors with a 96% approval of those shareholders voting.
2. Clyde Bailey was approved as the auditor for the Corporation with a 99% approval of those shareholders voting.
3. The amount of Common Stock outstanding was increased from 20,000,000 shares to 25,000,000 shares with a 93% approval of those shareholders voting.
4. The outstanding board director loans were assigned a 5% interest rate with a 93% approval of those shareholders voting.
5. The board directors were each granted 25,000 shares of common stock as compensation with a 93% approval of those shareholders voting (prior to this vote, board members did not receive compensation for board services accept for reimbursement for expenses).

The Company submitted no other matters to a vote of its security holders during the 12-month period ended December
31, 2004.







ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Description of Securities

As of December 31, 2004, the Company's authorized capital stock consisted of 25,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of convertible preferred stock, par value $.001 per share. As of December 31, 2004, 19,864,268 shares of common stock were issued and outstanding; an increase of 125,000 shares during 2004. Per the shareholder meeting of May 2004, each of the three board members were granted 25,000 shares of common stock. During 2004, the Company also granted 50,000 shares of common stock to an employee of the Company. On December 31, 2004, 1,000,000 shares of convertible preferred stock were issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the stockholders. The common stock does not have cumulative voting rights, which means that the holders of a majority of the outstanding shares of common stock voting for the election of directors can elect all members of the board of directors. A majority vote is also sufficient for other actions that require the vote or concurrence of the stockholders (except in cases in which more than a simple majority is required by law). Holders of common stock are entitled to receive dividends, when, as, and if declared by the board of directors, in its discretion, from funds legally available. Subject to the dividend rights of the holders of preferred stock, dividends for holders of shares of common stock are declared by the board of directors out of funds legally available. Upon liquidation, dissolution or winding up of the Company, after payment to creditors, the holders of common stock are entitled to share ratably in the assets of the Company, if any. The Bylaws of the Company require that only a majority of the issued and outstanding shares of common stock of the Company need be represented to constitute a quorum and to transact business at a stockholders' meeting. The common stock has no preemptive rights or subscription, redemption or conversion privileges. All of the outstanding shares of common stock are fully paid and non-assessable.

In mid-August 2000, Central American Equities qualified under the new rules of the National Association of Securities Dealers (NASD) and listed its stock on the Over the Counter Bulletin Board ("OTCBB") under the symbol "CENE". During all of 2004 the stock was listed on the Electronic Pink Sheets. As of March 2005, the Company had again been listed on the OTCBB. Between January 2004 and December 2004 the stock had a range of approximately $0.02 to $0.14 per share. These quotations may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

The number of shareholders of record of the Company's common stock is approximately 226 with approximately 419 stock certificates outstanding. The Company has not paid nor declared any dividends upon its shares of common stock since its inception and, does not contemplate or anticipate paying any dividends upon its shares of common stock in the near future. The transfer agent for the Company's common stock is Olde Monmouth Stock Transfer Company, 200 Memorial Parkway, Atlantic Highlands, NJ 07716.

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

Post-December 31, 2004

In early April 2005, Medical Ventures Group, the holder of 1,000,000 shares of Class "A" Convertible Preferred Stock elected to convert those shares to Common Stock. At the time of conversion, board director P. James Voloshin held controlling interest in Medical Ventures Group. Subsequent to the conversion, Mr. Voloshin sold the shares of Common Stock to Richard Wm. Talley, a board director of the Company. In March 2005, the board awarded Michael Caggiano, the CEO of the Company 500,000 options to purchase common stock at $0.04 per share. Mr. Caggiano exercised those options. As such, as of May 6, 2005 there were 21,364,268 Shares of Common Stock at $.001 par value and no (0) shares of Class "A" Convertible Preferred Stock issued and outstanding.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors that have affected the Company's financial position and operations during the fiscal year ended December 31, 2004.

Overview

The Company improved significantly in 2004.   Hotel Alta did
particularly well. Annual occupancy for 2004 at Hotel Alta increased by 33% from 43% occupancy in 2003 to 58% in 2004. Eight of the year's twelve months recorded monthly best occupancies (with March having the best monthly occupancy ever at 85 percent.)

Occupancy at Sunset Reef also increased, but less rapidly.
In 2004 occupancy at Sunset Reef grew by 18% from 21% to 25% even though the hotel was closed 25% of the year. The Company closed Sunset Reef for three months of the low season to reduce costs, repair the hotel and make important changes in personnel. During the 9 months the hotel was open, occupancy was 34%.

Several factors contributed to the jump in occupancy. Importantly, tourism to Costa Rica increased by about 15% (preliminary statistics for ICT the Costa Rican Tourism Agency), the largest annual increase since 2001 (when travel to Costa Rica slowed or declined annually primarily due to the terrorist events of September 2001).

Several management programs over the past two years have helped the hotel capture more than its proportional share of the increased tourism. Hotel Alta's redesigned webpage (www.thealtahotel.com) and web-marketing campaigns (including search-engine positioning and strategic placement of click-through advertisements) have resulted in significant increases in on-line reservations. Hotel Alta's website sales reached 13% of total room nights in 2004.

Hotel Alta's listing on Hotels.com and Expedia.com have increased the Hotel's exposure world-wide. Management has been better able to control inventory by running single-day specials during low occupancy periods. Hotel Alta was listed on Hotels.com by mid-year and sales from the web site
exceeded $41,000.   Hotel Alta completed its listing on
Expedia.com in December 2004 and received about $5,000 in sales on the site in late December.

The decision to increase the Hotel Alta's attractiveness to
the business traveler (with the installation of high-speed
internet access in the hotel rooms and the hotel's business
center) continue to increase business reservations in both
the high season and especially the low season.   Business
reservations have grown to almost 30% of hotel occupancy.
Business related events increased accordingly.

During 2004, we also emphasized building and maintaining good business relationships with local travel agencies that sold both Hotel Alta and Sunset Reef. In mid-2004 we hired a new sales executive to focus on these agencies. Partly as a consequence, this segment increased 24%.

In 2004, increasing interest in Costa Rica came from European visitors who are looking for eco-travel and a favorable exchange rate. Several European airlines have increased their flights from European capitals to Costa Rica. We have followed this trend and increased our marketing in European countries.

Physical improvements and a change of resident management at Sunset Reef have increased the attractiveness of the property. Coupled with a stepped-up program of site visits by wholesalers, bookings through wholesalers and tour operators have increased modestly.

Results of Operations --- Years Ending December 31, 2004 and
2003

The following is management's discussion and analysis of significant differences in the Company's financial position and operations between the fiscal year ended December 31, 2004 (FYE 2004) and the fiscal year ended December 31, 2003
(FYE 2003).

Balance Sheet

Between December 31, 2003 and December 31, 2004 the Company's current assets (primarily cash and accounts receivable) increased by about $76,000. Total assets had a net decrease of about $716,000 to $5,761,889 primarily as a result of depreciation of approximately $171,000 and the sale of an asset. In June 2004 the Company sold Restaurant Tropicana, the Company beach property in Mal Pais, to a private buyer. Total consideration for the sale was $635,000 including previously received earnest money deposits. The price was based primarily on the value of the land. CAE used proceeds from the sale to reduce corporate debt including debt related to taxes due.

Between FYE 2003 and FYE 2004, total liabilities decreased from $1,130,276 to $674,621, a decline of about $456,000 or
40%. Long-term debt declined as the Company reduced the principal on its loan from BCT bank by about $88,000 (note that part of the BCT debt is now classified as short-term debt). Debts to officers were reduced by about $343,000 and accrued expenses declined by about $54,000 (this includes a reduction of taxes owed to Tributacion, the Costa Rican tax authority).

Statement of Operations

Revenues at the two hotels are primarily dependent upon the occupancy rates and restaurant and per room charges (although other services are also sold). Between FYE 2003 and FYE 2004 total sales revenue increased from $1,037,709 to $1,196,630 (about 15.3%). Gross profit increased by 15.4% to $822,105. Total operational expenses (cost of services and general and administrative costs) were $1,175,727. This is an increase of about 10.6% from $1,063,190 in 2003.

The Company had a profit of about $21,000 before interest expenses, sale of asset, and depreciation. During FYE 2004, depreciation was approximately $171,000. Of the approximately $28,000 in interest expense during the period, the majority was interest and fees related to the $500,000 loan with Banco BCT. The net loss on the sale of Tropicana was about $60,000.

Net losses (including interest expenses and depreciation)
have declined.   Net loss for FYE 2004 was $238,167.  This is
approximately $50,000 less then the net loss for FYE 2003. Loss per share is less than $0.01. Between December 31, 2003 and December 31, 2004 cumulative losses (retained deficit) grew from about $5.1 million to about $5.4 million.

Future Direction

During its annual meeting held on May 15, 2004 management discussed the advantages and disadvantages of continuing to operate its current business while remaining a publicly trading company. Foremost was the cost to the Company of remaining a publicly trading company, as it is expensive and time consuming. For this reason, the board has questioned the value of remaining a publicly trading Company and is reviewing whether it is in the best interests of the shareholders to operate the hotels as a public entity. As such, we are exploring the idea of selling the hotels and seeking out business opportunity candidates to merge into the Company. There is no assurance, however, that management will do this.

Liquidity and Capital Resources

To date, Company operations have resulted in losses, albeit declining. During 2004 capitalization was not sufficient to fund necessary expenses. The Company has limited, albeit improving, cash liquidity and capital resources. Although occupancy trends are clearly positive, the Company plans to hold sufficient cash from the sale of assets in reserve to protect against liquidity needs during 2005.

Currency Devaluation

Historically, changes in the rate of exchange between dollars and colones (the Costa Rican currency) have had an insignificant effect on liquidity because the rate of exchange is relatively predictable. The Central Bank eases devaluation pressure on the colon through a system called "mini-devaluation" whereby it decreases the colon's value daily by centimos, establishing a rate that is generally followed by most banks and exchange houses in the country. Over the past few years the colon has devalued against the dollar between approximately 10% to 15% annually.

Currency devaluations can have a positive effect on the Company's net operating revenues. Although the hotels are in Costa Rica, all hotel rates and restaurant charges are quoted in US dollars (the majority of hotel guests are from the US and other parts of North America) and, as such, hotel revenues are generally unaffected by devaluation of the colon relative to the US dollar. The majority of hotel expenses in Costa Rica (including most salaries) are in colones although during 2004 goods and services experienced significant inflaation.


ITEM 7. FINANCIAL STATEMENTS

Audited financial statements for 2003 and 2004 follow.  Clyde
Bailey, P.C., audited the Company financial statements in 2003 and 2004.



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Central American Equities Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Central American Equities Corp. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central American Equities Corp. and Subsidiaries at December 31, 2004 and the results of their operations, and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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



Clyde Bailey P.C.

March 31, 2005
San Antonio, Texas


Central American Equities Corp, and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2004

ASSETS
  Current Assets:
     Cash and Cash Equivalent                $ 142,733
     Accounts Receivable                        88,750
     Inventory                                  24,689
     Prepaid Expenses                            6,213
  Total Current Assets                      	   262,385

  Buildings, equipment, net of depreciation  5,499,504

  Total Assets	   $5,761,914

LIABILITIES AND STOCKHOLDER EQUITY
  Current Liabilities
     Accounts Payable                           99,094
     Note Payable - Current Portion             88,000
     Accrued Expenses                          213,679

  Total Current Liabilities                    400,748

   Long-Term Liabilities
     Long-Term Debt                            237,176
     Notes Payable Related Parties              36,770

  Total Current Liabilities                    273,946

Total Liabilities                              674,694

Stockholders' Equity
 Preferred Stock, par value $.001 per share
 authorized 1,000,000 shares, 1,000,000
 shares outstanding                              1,000
 Common Stock, par value $.001 per share,       19,864
   authorized 25,000,000 shares; 19,864,268
   issued and outstanding
 Additional Paid-In Capital                 10,380,016
   Accumulated other comprehensive income       55,764
   Accumulated Deficit                      (5,369,449)

Total Stockholders' Equity                   5,087,195

Total Liabilities and Stockholders' Equity  $5,761,914

Central American Equities Corp. and Subsidiaries
Consolidated Statement of Operations
For the Years Ended December 31, 2004 and 2003

						     2004		        2003

Revenues					 $1,196,630 	    $1,037,709

Cost of Services			    374,525 		  325,224

Gross Profit				    822,105 	       712,485

Operations:

General and Administrative	    801,202 		  737,466
Depreciation 				    171,720 		  183,292

						    972,922 		  921,258

Operating Income (Loss)		   (150,817)	      (208,773)
Other Income (Expense):
	Interest (expense)		    (27,647)		  (80,061)
	Other Inc, net sale of asset  (59,703)		      0
   Other Income net		         (87,350)		  (80,061)

Loss from Continuing Operations    (238,167)	      (288,834)

Provision for Income Taxes		   - 		          -

Net Income (Loss)			    $(238,167)		$(288,834)

Net Income (Loss) per share          $(0.01)		  $(0.02)

Weighted Average Shares Outstanding 19,764,268    	17,539,262

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
                                                      Income

12-31-00
Balance
    14,739,268 14,739     -       -    10,149,816  41,066 (3,737,961) 6,467,660

Comprehensive(Loss):
                                                   14,863                14,863
 Net Loss          -            -                           (712,490) (712,490)

12-31-01
Balance
    14,739,268  14,739                 10,149,816  55,929 (4,450,451) 5,770,033

Stock Issued
 for Services
      700,000     700          -           -          13,300             14,000

 Comprehensive (Loss)                                  20,937            20,937
 Net Loss                                                  (391,997)  (391,997)

12-31-02
Balance
   15,439,268   15,439                10,163,116  76,866  (4,842,448) 5,412,973

 Stock Issued
 for Services
     700,000     700                            27,300                   28,000
 Stock Issued
  for Cash
   3,600,000    3,360    1,000,000   1000      186,600                  191,200

 Comprehensive
   (Loss)                                                 4,320           4,320
  Net Loss                                                  (288,334) (288,334)

12-31-03
Balance
  19,739,268  19,739   1,000,000  1000 10,377,016  81,186 (5,131,282) 5,347,659

Stock Issued
  for Services
     125,000     125                         3,000                        3,125
Comprehensive
  Income other                                           (25,422)      (25,422)
Net Loss                                                    (238,167) (238,167)

12-31-04
Balance
   19,864,268  19,864  1,000,000 1000  10,380,016  55,764 (5,369,449) 5,087,195




Central American Equities and Subsidiaries
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2004 and 2003

										2004		2003
Cash Flows from Operating Activities:

Net (Loss)								$(238,167) $(288,834)

Adjustments to reconcile net loss to net cash provided by operating activities:

     Depreciation expense					 171,722 	   183,292
     Debt Forgiveness				  	     -         -
     Stock Issued for Services		   		   3,125      28,000
     Unrealized Gain on Foreign Exchange  	 (25,422)      4,320
     Loss on sale of facilities			  38,356 	        -
Change in assets and liabilities:
     Decrease (increase) in:
     Accounts Receivable					  (23,305)    (6,800)
     Inventory						   	    6,789	   (13,564)
     Prepaid Expense					   	   (2,663)	     3,987
Increase (Decrease) in:
     Accounts Payable					   29,376	   (174,787)
     Accrued Expenses				 	  (54,326)	      3,824
Net Cash Used in Operating Activities		  (94,515)	   (260,562)

Cash Flows from Investing Activities:

     Capital Expenditures					  (53,000)	     (9,499)
     Security Deposit						 - 	       -
     Payments received on notes collections          -          -
     Payments received on sale of facilities  	   635,000	        0
Net Cash Provided from Investing Activities   	   582,000      (9,499)

Cash Flows from Financing Activities:

     Proceeds from loans from officers		  (342,708)     208,278
     Common Stock 			                      -         191,200
     Payment of loans					   (87,999)     (68,502)
Net Cash Used In Financing Activities		  (430,707)     330,976

	Net Increase (Decrease) in Cash	         56,778	       60,915

	Cash Beginning of year 				    85,955       25,040
	Cash End of year					  $142,733      $85,955

Central American Equities and Subsidiaries
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2004 and 2003

									     2004		   2003

Supplementary Disclosure:

     Cash Paid for Interest		              $27,647 	 $82,099
     Cash Paid for Taxes

Non-cash transactions:
     Shares Issued for Service                   $  2,500 	 $28,000


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 -Summary of Accounting Policies

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

Note 1 -Summary of Accounting Policies (continued)

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

Note 1 -Summary of Accounting Policies (continued)


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

Income Taxes
The Company has net operating loss carryovers of approximately $5.4 million as of December 31, 2004, expiring in the years 2012 through 2023. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP FAS No. 109-1"), "Application of FASB Statement No.109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of "qualified production activities income" or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Although FSP FAS No. 109-1 was effective upon issuance, we are still evaluating the impact FSP FAS No. 109-1 will have on our financial statements.



CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


Note 1 -Summary of Accounting Policies (continued)

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe adoption of SFAS No. 151 will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Non-monetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for the Company as of January 1, 2005. The Company will apply the requirements of SFAS No. 153 when such an exchange occurs.

Note 2 - Federal Income Tax

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 2004, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $5,650,000, expiring in the year 2022, that may be used to offset future taxable income.

The components of the provision for income tax (expense) benefits are as follows:

                                   Year Ended December 31,
                                    2004	            2003

Deferred:
     Federal                    $ 77,332         $   93,784
State                             10,717             12,948
Valuation Allowance            (  88,049)          (106,782)
			         -----------------       -----------
			             $     -0-            $    -0-












CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 2 -Federal Income Tax (continued)


Such income tax (expense) benefits are included in the accompanying consolidated financial statements as follows:

                                         Year Ended December 31,
                                      2004		      2003

Income from operations		    $ 88,049 		  $  106,782
Non-Deductible Expenses
    and Non-Taxable Income	          -0-		        -0-
	Valuation Allowance	        (  88,049)          (  106,782)
			                -------------- 	 ------------
		                    $       -0-	        $     -0-

The above provision has been calculated based on Federal and State statutory rates in the adjusted rates of 34% for Federal and 4.5% for State tax rates.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

At December 31, 2004 and 2003 deferred taxes consisted of the following:

                                          2004            2003
Deferred tax assets,
  Net operating loss carry-forward     $  1,953,049   $ 1,865,000
Less valuation allowance                 (1,953,049)   (1,865,000)
                                         ----------    ----------
   Net deferred taxes                $       -0-       $   -0-


The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2004 and 2003 totaled $ 88,049 and $98,204, respectively. The net operating loss carry- forward expires in year 2022. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.
At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.






CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


Note 3 -Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $238,000 during the year ended December 31, 2004 that raise substantial doubt about the entity's ability to continue as a going concern. .

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

Note 4 -Property and Equipment

As of December 31, 2004 plant and equipment consisted of the following:

Land    							 $249,547
Buildings							5,995,553
Machinery and equipment				  125,535
Furniture and fixtures	 			  286,635
Computer equipment	  		      	   73,693
							     6,730,963

Less accumulated depreciation            1,231,434

  							  $  5,499,529


Note 5 - Common Stock

Depreciation expense in the amount of $171,722 and $183,292 has been recorded for the years ended December 31, 2004 and 2003 respectively.

During the year ended 2004 and 2003 a total of 700,000 and 125,000 shares of common stock was issued to directors and employees, respectively. The stock was valued $.025 per share in 2004 for a total of $3,125 and $.04 per share in 2003 for a total of $28,000.

A total of 19,864,268 shares of common stock is outstanding as of December 31, 2004.

Note 6 -Notes Payable

The Company has $325,176 outstanding against a $500,000 line of credit with Banco BCT, which bears interest at the prime
rate plus 3%.   In February 2002, the Company restructured
the loan. The new terms include a loan term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments in year one will vary from $3,000 to $12,000. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


Note 7 -Notes Payable - Related Parties

Notes payable as of December 31, 2004 are as follows:

Note payable to shareholder dated November 30, 2000 with
 interest at 5% with no set terms for prepayment	    $ 36,770

Total Due to Officers 	                             $  36,770

Note 8 -  Commitments and Contingencies

The Company has a month-to-month lease for 1 acre of property. Minimum rentals in the year ending December 31, 2004 are $18,000

Included as a liability on the balance sheet is an accrued expenses in the amount of about $110,000 for non-payment of sales taxes for Hotel Alta. The amount listed in 2004 is an accurate reflection on the amount past due at that time not including penalties or interest.

Penalties and interest were not included as the government had an amnesty program that forgave penalties and interest on all past taxes paid by April 30, 2003. The Company planned to have the cash available to pay past taxes by selling a beach property called Tropicana before April 30. Instead, through negotiations with the government the Company offered part of the property to the government in lieu of payment. Before April 30 the government accepted the property and began an appraisal to see how much of the past taxes it would cover. In August 2003, the government reversed course on the offer to accept the property. They demanded full payment of the back taxes including penalties and interest. As of the report date, the Company has paid down the tax liability by about $130,000, but is disputing the interest and penalties.

Note 9 - Sale of Asset

On June 15, 2004, the Company sold the property known a "the Tropicana" to unrelated parties for a total of $635,000. The funds were used to reduce debt and pay the accrued expenses relating to tax owned. The sale resulted in a loss of $59,703 as recorded in the statement of operations.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company's auditor is Clyde Bailey, P.C., C.P.A. Clyde Bailey was named the Company auditor on August 28, 2003. At no time have there been any disagreements with our auditor regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Both the 2004 and 2003 financial statements in this filing are audited by Clyde Bailey, P.C., C.P.A.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Company during 2004. Mr. Talley and Mr. Rosenmiller, were elected to the board of directors on 01/20/97. In September 1998, Mr. Caggiano became the consulting CEO and President of CAE and a board member of CAE.

In April 2004, the board voted to "accept with regret" Fred Rosenmiller's resignation from the board of directors. At that time, Dr. P. James Voloshin was elected to serve the remainder of Mr. Rosenmiller's term. At a shareholder meeting of the Company held on May 15, 2004, Mr. Talley, Mr. Caggiano, and Dr. Voloshin were re-elected to the board of directors and will serve until the next meeting of the shareholders.


Name				Position Held 			Dates			Age

Richard Wm. Talley  Chairman/Director	1/1997 to current    62

Michael Caggiano    Pres/CEO/Director    9/1998 to current    51

W.F.O. Rosenmiller  Secretary/Director   1/1997 to 4/2004     72

P. James Voloshin   Secretary/Director   4/2004 to current    63

Business Experience

RICHARD Wm. TALLEY, Chairman and Director of Central American Equities Corp (age 62, time spent on company business: 10 percent). Mr. Talley was (with Mr. King) a representative of Cal TKCo, S.A., the general partner in several of the California Limited Partnerships that raised the seed money for the Costa Rican corporations that built the hotels (see
Item 1, Description of Business). As of August 1999, Mr. Talley has been the CEO of Talley and Co., an investment banking and general securities company located in Irvine, California.

Mr. Talley began his finance career with Smith Barney in New York. He opened and managed the Shearson office in Santa Barbara until its sale to American Express in 1983, at which time he founded Talley, McNeil, and Tormey, a regionally focused investment bank and brokerage firm. The firm was merged into a larger Southern California investment banking and brokerage firm in 1989. In 1993, Mr. Talley and Paul D. King founded Talley, King and Co., Inc. ("Talley King") with offices in Irvine, California. Talley, King & Co., Inc. was an investment bank that focused on private placement financing.

Mr. Talley has been actively involved in Costa Rica for the last decade. Mr. Talley holds a bachelor of arts degree in European History from the University of California, Santa
Barbara and an MBA in Finance from Cornell University,
Ithaca, New York.

MICHAEL N. CAGGIANO, Ph.D. President, Chief Executive Officer, and Director of Central American Equities (age: 51, time spent on company business: ninety percent). Dr. Caggiano is also a officer and owner of Talley & Co. During 2000, Dr. Caggiano was also a Director of Cafe Britt, a roaster and distributor of premium Costa Rican coffee.

Prior to joining CAE, as a private consultant, Dr. Caggiano specialized in furnishing advice to management regarding economic performance, corporate strategy, obtaining financing (business plans, prospectuses, SEC and NASD filings), mergers and acquisitions, and organizational change. His clients have included health care, real estate, hospitality, international exporting, electronics, and manufacturing companies. Dr. Caggiano has also provided public policy and litigation analysis for local governments and private entities.

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

Dr. Caggiano holds a Ph.D. and M.Ph. in Public Policy
Analysis from the RAND Graduate School of The RAND
Corporation, an M.P.A. from the University of Southern
California, and a B.A. in Government from Pomona College.

W.F.O. ROSENMILLER, Secretary and Director of Central American Equities Corp (age 72, time spent on Company
business: one percent).   Mr. Rosenmiller resigned from the
board in April 2004. During the past six years, Mr. Rosenmiller has been self-employed as a real estate broker, land developer, entrepreneurial investor and venture capitalist in the United States. He has also been an individual and partnership investor in Costa Rica. He is also a former board member of Centracan, Inc., a US-based medical corporation that owns and operates medical diagnostic and treatment facilities in Costa Rica.

Mr. Rosenmiller is a graduate of Penn State University (BS) and Drexel University (MBA). Mr. Rosenmiller spent four years in the US Navy and was honorably discharged as a full lieutenant with expertise in open sea navigation as well as general nautical knowledge. Mr. Rosenmiller brings to the Company a wealth of management and development experience.
As a director of the Snow Time Inc., a ski resort complex consisting of facilities in New York State and York, Pennsylvania with revenues in excess of $30 million, Mr. Rosenmiller has had over thirty years experience in the hotel, restaurant, and bar business. He is a advisory board director of First Union Bank and has had extensive experience on both the audit and credit sides of partnership lending as well as project projections. Most recently he has been involved in all aspects of a 200-acre subdivision of high-end condominium and single-family homes in York, PA. This project has received national design awards.

P. JAMES VOLOSHIN, M.D., Secretary and Director of Central American Equities Corp (age 63, time spent on Company business: one percent). Dr. Voloshin, was selected to replace Mr. Rosenmiller on the board of directors in April 2004 and was elected to the board at the shareholder's meeting in May
2004.   Dr. Voloshin has been a director of MedPlus Inc., a
public company since January 1996. Dr. Voloshin is a plastic surgeon and has been President of the Newport Surgery Institute, located in Newport Beach, California, since 1986. Dr. Voloshin co-founded Surgical Funding Group, Inc. in 1992 and was its President until the company was acquired by MedPlus Inc. in November 1995. Dr. Voloshin is or has been a member of ten medical societies including the American Society of Plastic Surgery.

Dr. Voloshin has been a shareholder of Central American Equities since 1997. The nomination committee nominated him to increase shareholder representation and because of his experience in other public companies especially in the area of audits and the sale of public shells. Dr. Voloshin holds a medical degree from the University of Alberta, Canada in 1966, and Board Certification in Plastic Surgery since 1972. He is a resident of Dana Point, California.

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


ITEM 10.  EXECUTIVE COMPENSATION

The Company has no stock option or stock appreciation rights, long term or other incentive compensation plans, deferred compensation plans, stock bonus plans, pension plans, or any other type of compensation plan in place for its executive officers, or directors except as noted in the table and footnotes listed below.

The following table sets forth the total compensation of current officers and directors during the fiscal years ended December 31, 1997 through 2004. The footnotes are an integral part of the table. No officer or director of the Company earned more than $100,000 from the Company during such fiscal years.



Name					Title				Compensation

Richard Wm. Talley (1)	Director			1997         0
					Director 			1998         0
					Director			1999         0
					Director			2000         0
					Director			2001         0
					Director 			2002         0
					Director			2003         0 (11)
					Director			2004         0 (10)

Paul King (1)			Director 			1997         0
					Director 			1998         0
					Director			1999         0
					Director			2000         0
					Director			2001         0
					Director			2002         0

W.F.O. Rosenmiller		Secr/Director		1997         0
					Secr/Director 		1998         0
					Secr/Director 		1999         0
					Secr/Director 		2000         0
					Secr/Director 		2001         0
					Secr/Director 		2002         0
					Secr/Director 		2003         0
					Secr/Director 		2004         0

P. James Voloshin		Director 			2004         0 (10)

Michael N. Caggiano (2)	NA				1997        NA
					CEO/Pres/Dir 		1998   $65,000
					CEO/Pres/Dir 		1999   $65,000 (3)
					CEO/Pres/Dir 		2000   $65,000 (4)(5)
					CEO/Pres/Dir 		2001   $72,500 (6)
					CEO/Pres/Dir 		2002   $75,000 (7)(8)
					CEO/Pres/Dir 		2003   $75,000 (9)
					CEO/Pres/Dir 		2004   $75,000 (10)


(1) Does not include $100,100 in management fees received
by Talley, King & Company, Inc. in 1997.  Messrs.
Talley and King were owners of Talley, King & Company,
Inc.
(2) During the third quarter of 1998 the Company issued
19,200 shares of its Common Stock to Michael N.
Caggiano, the Company's Consultant CEO/President.  The
shares were issued in lieu of payment for services
rendered prior to him being appointed to his current
position as CEO and President.
(3) Mr. Caggiano's annual salary in 1999 was $65,000.  As
of December 31, 1999, Mr. Caggiano was owed $22,500 in
past salary and $34,668 in compensation due for
services rendered prior to becoming the CEO.  These
amounts were included in accounts payable.
(4) Mr. Caggiano's annual salary was increased to $75,000
in April 2000.  As of December 31, 2000, Mr. Caggiano
was owed $89,400 in past salary and $34,668 in
compensation due for services rendered prior to
becoming the CEO.  These amounts were included in
accounts payable.
(5) On April 12, 2000 the board additionally compensated
Mr. Caggiano with 100,000 shares of CAE Common stock
(one-third, or 33,333 shares, equally from the holdings
of directors Talley, King and Rosenmiller).  Mr.
Caggiano was also granted options to buy CAE shares of
Common Stock as follows: 100,000 shares @ $0.75;
100,000 shares @ $1.25; and 100,000 shares @ $1.75  (to
expire on April 12, 2005).
(6) Mr. Caggiano's annual salary was $75,000 in 2001.
The amount of $54,668 is the value of past salary owed
that was collateralized by Sunset Reef (see Notes to
Financial Statements in previous 10-KSBs).  As of
December 31, 2001, Mr. Caggiano was owed $109,772 in
past salary and $34,668 in compensation due for
services rendered prior to becoming the CEO.  These
amounts were included in accounts payable.
(7) Mr. Caggiano's annual salary was $75,000 in 2002.
However, as of December 31, 2002, Mr. Caggiano was owed
$162,464.72 in past salary.  This amount was included
in accounts payable.
 8) In the fourth quarter of 2002 the board additionally
compensated Mr. Caggiano with 700,000 shares of CAE
stock and granted options to Mr. Caggiano as follows:
100,000 shares @ $0.10; 100,000 shares @ $0.15; and
100,000 shares @ $0.20 (all to expire in 5 years).  In
addition to salary, the board compensates Mr. Caggiano
with housing, motor vehicle, and laundry and food in
the hotels.
 9) Mr. Caggiano's annual salary was $75,000 in 2003 and
2004.   However, as of December 31, 2004, Mr. Caggiano
was owed $15,550 in past salary. This amount was included in loans from officers. In addition to salary, the board compensates Mr. Caggiano with housing, motor vehicle, and laundry and food in the hotels.
10) In May 2004, the shareholders granted each board director 25,000 shares in compensation.
11) During the fourth quarter of 2003, the Company raised cash by selling securities. The Company paid Richard
Wm. Talley, a director of the Company, $19,800 (10% of gross proceeds) in commission on the sale of the stock.

At the shareholder meeting on May 15, 2004, the Company granted current board directors (Talley, Voloshin, Caggiano) each 25,000 shares of common stock as compensation for board services. In August 2004, to cover expenses, the board approved a $500 payment per board meeting for non-employee board members (Talley and Voloshin).

Also at the shareholders meeting of May 15, 2004, the outstanding board director loans were assigned a 5% interest rate with a 93% approval of those shareholders voting. Total interest payable amounted to approximately $66,000
(approximately $40,500 for Caggiano and approximately $25,500 for Talley). This interest has not been paid.


ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN
BENEFICIAL OWNERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who owned more than five percent of the Company's total common stock as of December 31, 2004:

In addition to the Common stock noted in this table, P. James Voloshin owns one hundred percent of the one million shares of the Class "A" Convertible Preferred stock issued and outstanding. Dr. Voloshin became a member of the board of directors in April 2004.


Name and Address 	Number of Shares	Percent of Total	Class
				Beneficially Owned

P. James Voloshin		1,648,515			8.3%		Common Stock
360 San Miguel Dr.
Suite 406
Newport Beach, CA


Michael Caggiano		1,556,202			7.8%		Common Stock
Hotel Alta,
Alto de las Palomas
Santa Ana
Costa Rica


Security Ownership of Management

The following sets forth the shareholdings of the Company's directors and executive officers as of December 31, 2004:


Name and Address	Number of Shares	Percent of Total	Class
Beneficially Owned


Richard Wm. Talley		744,431			3.7%		Common Stock

P. James Voloshin		1,648,515			8.3%		Common Stock

Michael Caggiano 		1,556,202			7.8%		Common Stock

Totals				3,949,148			19.9%







Notes: In addition, P. James Voloshin held 1,000,000 shares of Class "A" Convertible Preferred Stock under the name of Medical Ventures Group.


Post-December 31, 2004

In early April 2005, Medical Ventures Group, the holder of 1,000,000 shares of Class "A" Convertible Preferred Stock elected to convert those shares to Common Stock. At the time of conversion, board director P. James Voloshin held controlling interest in Medical Ventures Group. Subsequent to the conversion, Mr. Voloshin sold the shares of Common Stock to Richard Wm. Talley, a board director of the Company. In March 2005, the board awarded Michael Caggiano, the CEO of the Company 500,000 options to purchase common stock at $0.04 per share. Mr. Caggiano has exercised these options. As such, as of May 6, 2005 there were 21,364,268 shares of Common Stock at $.001 par value and no (0) shares of Class "A" Convertible Preferred Stock issued and outstanding.


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

During December 2003, the Company exchanged 240,000 shares of
Common Stock for $12,000 of the $40,000 debt owed to (at that time) board director Rosenmiller. The debt was exchanged for shares at a price of $0.05 per share.

At the shareholders meeting of May 15, 2004, the outstanding board director loans were assigned a 5% interest rate with a 93% approval of those shareholders voting. Total interest payable amounted to approximately $66,000 (approximately $40,500 for Caggiano and approximately $25,500 for Talley). This interest has not been paid.

Post-December 31, 2004

In early April 2005, Medical Ventures Group, the holder of 1,000,000 shares of Class "A" Convertible Preferred stock elected to convert those shares to Common Stock. At the time of conversion, board director P. James Voloshin held controlling interest in Medical Ventures Group. Subsequent to the conversion, Mr. Voloshin sold the shares of Common Stock to Richard Wm. Talley, a board director of the Company. In March 2005, the board awarded Michael Caggiano, the CEO of the Company 500,000 options to purchase common stock at $0.04 per share. Mr. Caggiano exercised those options. As such, as of May 6, 2005 there were 21,864,268 Shares of Common Stock at $.001 par value and no (0) shares of Class "A" Convertible Preferred stock issued and outstanding.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are filed with this Form 10-KSB. Additional information may be found in the Annual Report on Form 10-KSB of the Registrant for the year ended December 31, 1998, 1999, 2000, 2001, 2002, and 2003. No reports were filed on Form 8-K during the last quarter of the period covered by this report.

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

1. I have reviewed this annual report on Form 10-KSB of Central American Equities Corporation;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange
Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-
15(f) and 15d-15(f)) for the registrant and have:

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


/s/ Michael N. Caggiano
----------------------------------------------
Michael N. Caggiano
President and Chief Executive Officer
May10, 2005



SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

I Michael N. Caggiano, President and Chief Executive Officer of Central American Equities Corporation, hereby certify that:

1. The annual report of the registrant on Form 10-K for the year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of the dates and for the periods expressed in the annual report.

/s/ Michael N. Caggiano
----------------------------------------------
Name: Michael N. Caggiano
Title: President and Chief Executive Officer
Date:   May 10, 2005


- -