Form 10QSB
period 2005-03-31
CENTRAL AMERICAN EQUITIES INC
filed 2005-05-24
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
              WASHINGTON, DC 20549
                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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


The number of shares outstanding on March 31, 2005 of each of the issuer's classes of common equity:

19,864,268 shares of Common Stock, $001 par value and

Transitional Small Business disclosure format (check one)
YES [ X ]  NO [   ]

DOCUMENTS INCORPORATED BY REFERENCE
Annual Report on Form 10-KSB of Registrant for the year ended December 31, 1998,
1999, 2000, 2001, 2002, 2003, and  2004.



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


						March 31, 2005

ASSETS

Current assets
  Cash and cash equivalents		    106,351

  Account receivable					90,763
  Inventory						23,844
  Prepaid expenses					 1,762
 Total Current Assets			    222,720

Buildings and equipment,
  Net of depreciation			  5,466,956

Total Assets 					  5,689,676

	LIABILITY & STOCKHOLDER EQUITY

Current liabilities
  Accounts payable					88,888
  Note Payable Current Portion			88,000
  Accrued expenses	   			    148,066
 Total Current Liabilities		    324,954

Long-Term Liabilities
  Long term debt 				    201,176
  Due to officers					93,275
 Total Long-Term Liabilities		    294,451

Total Liabilities 				    619,405

Stockholders' equity
 Common stock - $.001 par value;
  25,000,000 authorized, 19,864,268
  issued and outstanding				19,864
 Preferred stock - $.001 par value;
  1,000,000 shares authorized,
  1,000,000 issued and outstanding		 1,000
	Additional paid-in capital	 10,366,516
	Accumulated other comprehensive
  Income 							35,974
Retained deficit				(5,353,083)
							  5,070,271

Total liabilities &
 stockholders' Equity 			  5,689,676




            See Notes to Consolidated Financial Statements


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
       Consolidated Statement of Operations

For the three month period ended March 31,


                         2004                                   2005


Revenues            $   434,293                           $   441,433

Cost of Services        144,835                               110,610
Gross Profit            289,458                               330,823

Operations
 General &
  Administrative        191,574                               199,440
 Depreciation            43,486                                42,930

                        235,060                               242,370

Other Expense
  Interest Expense       18,602                                72,088

                         18,602                                72,088

Income taxes                0                                     0

NET INCOME (Loss)    $   35,796                             $   16,366

Weighted Average
 share of
 Common Stock
 Outstanding           19,789,268                           19,864,268

Net Gain (Loss)
 per Common Share     $    .01                             $      .01

Net Gain (Loss)
per Fully
Diluted Share         $    .01	                               $   .01





See Notes to Consolidated Financial Statements


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
          Statements of Cash Flow
    For the Three Months Ended March 31,

                                                       2004           2005

Cash flows from operating activities:             $    35,796    $  16,366

Net Income
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Unrealized Loss on Foreign Exchange                       0       (6,023)
  Depreciation and amortization                        43,486       42,930

Decrease (increase) in:
  Accounts receivable                                  (2,654)      (2,013)
  Inventory                                             5,679          845
  Prepaid expense and other                             1,362        4,451

(Increase) decrease in:
  Accounts payable                                      2,376      (10,206)
  Accrued expenses                                     15,298      (65,613)

Net cash used in operating activities:                101,345      (19,263)

Cash flows from investing activities:
  Capital expenditures                                 (8,669)     (23,857)

Net cash used in investing activities                  (8,669)     (23,857)

Cash flows from financing activities:
  Proceeds from loans                                 (35,999)     (36,000)
  Proceeds from loans from officers                   (15,092)      56,505

Net cash provided by financing activities:            (51,091)       20,505

Net increase (decrease) in cash                        41,584       (22,615)

Cash - beginning of period                             85,955       128,966

Cash - end of period                                  127,540       106,351

Supplemental Disclosures of cash flow information:

Cash Paid for Interest                                 18,602        72,088
Cash Paid for Income Taxes                                0              0

Non-cash Transactions:

Shares Issued for Services                                0              0


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

Financial Statement Presentation

The consolidated unaudited interim financial statements of the Company as of March 31, 2005 and for the three month periods ending March 31, 2005, included herein, have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2004 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated un-audited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position of the Company as of March 31, 2005, and the results of their operations for the three month periods ending March 31, 2005 and 2004, and their cash flows for the three months ending March 31, 2005 and 2004.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

Note 2 -Going Concern

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

Note 3 -Property and Equipment

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




     CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements

Note 4 - Common Stock

A total of 19,864,268 shares of common stock was outstanding as of December 31, 2004.

Note 5 -Notes Payable

The Company has $240,876 outstanding against a $500,000 line of credit with Banco BCT, which bears interest at the prime rate
plus 3%.   In February 2002, the Company restructured the loan.
The new terms include a loan term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments in year one will vary from $3,000 to $12,000.

The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

Included in notes payable at March 31, 2005 is a note payable to shareholder, dated July 21, 2000, of $48,300. The note payable bears interest at 20% and was due July 22, 2002.

Note 6 -Notes Payable - Related Parties

Notes payable as of December 31, 2004 are as follows:

Note payable to shareholder dated November 30, 2000
  with interest at 5% with no set
  terms for prepayment	        $ 93,275

Total Due to Officers 	        $ 93,275

Note 7 -  Commitments and Contingencies

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

Penalties and interest were not included as the government had an amnesty program that forgave penalties and interest on all past taxes paid by April 30, 2003. The Company planned to have the cash available to pay past taxes by selling a beach property called Tropicana before April 30. Instead, through negotiations


     CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements

Note 7 -  Commitments and Contingencies (continued)

with the government the Company offered part of the property to the government in lieu of payment. Before April 30 the government accepted the property and began an appraisal to see how much of the past taxes it would cover. In August 2003, the government reversed course on the offer to accept the property. They demanded full payment of the back taxes including penalties and interest. As of December 31, 2004, the Company has paid down the tax liability by about $130,000, but is disputing the interest and penalties.




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

As of March 31, 2005, CAE owned Hotel Alta in Santa Ana
(a suburb of the capital city of
San Jose) and Sunset Reef (on the Pacific Ocean in Mal
Pais near the protected Cabo
Blanco Reserve).  CAE also owned and operated La Luz
Restaurant (located in Hotel Alta)
and ATP-Costa Rica (a full-service reservation, travel planning and in-bound tour operation based in Costa Rica). The Company sold Restaurant
Tropicana in June 2004.

The first year of full operation of the Company's hotels was 1998. On March 31, 2005, the
Company had approximately 61 full-time, part-time and contract employees.

The following is management's discussion and analysis of significant factors that affected the Company's financial position during the three-month period ended March 31, 2005.

Results of Operations

Comparison of Operations for the 3-Month Periods
Ended March 31, 2005 and 2004

During the first quarter of the year, the traditional
high season for tourism in Costa Rica, the
Company continued to improve.   Hotel Alta did
particularly well. During the first three months of 2005, occupancy at Hotel Alta increased by 25% from the same period in 2004 growing from 72% to 89%. Occupancy for February and March 2005, were Hotel Alta's best months ever, exceeding 92% occupancy in each month. Sunset Reef's growth was relatively flat. During the first three months of 2005, occupancy at Sunset Reef increased from 62% in 2004 to 63% in 2005.

Several factors contributed to the jump in occupancy
at Hotel Alta.   Importantly, the
number of tourists traveling to Costa Rica continued to increase (official tourism statistics for the first quarter of 2005 have not yet been released but anecdotal evidence of strong growth is apparent). Several management programs over the past two years have helped the hotel capture more than its proportional share of this increased flow. Hotel Alta's redesigned webpage (www.thealtahotel.com) and web-marketing campaigns (including search-engine positioning and strategic placement of click-through advertisements) have resulted in significant increases in on-line reservations.
Hotel Alta's listing on Hotels.com
and Expedia.com have increased the Hotel's exposure world-wide. Using web advertisements, management has been better able to control inventory by running single-day specials during low occupancy periods.

Although occupancy has jumped dramatically, web specials have also contributed to a lower average room rate. Average room rates at Hotel Alta dropped by about nine dollars per room. The high occupancy levels of the hotel have also made it difficult for business clients to book space at the 23-room Alta. These client groups, which often make last-minute reservations, can bring additional revenue to Alta from event-related services. As such, although restaurant revenue from the leisure traveler increased, event revenue declined from the same period of the previous year.

Although revenue at Sunset Reef grew, it was constrained somewhat by our change in strategy to attract more guests through reduced rates (including large groups associated with the woman's surf camp that is run out of the hotel). Most significantly, quarter-on-quarter revenue comparisons were inhibited as the Company no longer receives income from the Tropicana bar and disco it sold in June 2004.

During the first quarter of 2005 revenues
increased (although less rapidly than anticipated
for the reasons described above).   During
the three-month period ended March 31, 2005, revenues were $441,433. This represents an increase of approximately $7,000 from the same period in 2004. Although revenues increased, operational expenses (cost of services and general and administrative costs) declined sharply. During the three-month period ended March 31, 2005, total operational expenses were about $310,000. This represents a decrease of approximately $26,400 or about 9% from the same period in 2004.

Income jumped considerably as the Company sold products (rooms) with better margins. During the three-month period ended
March 31, 2005 the Company earned
approximately $131,400 before depreciation of about $43,000 and interest costs of about
$72,000. Approximately $66,000 of this increase represents the accrued interest on loans to officers since 2000 (see Note 6 in Notes to Financial Statements). The net income, including depreciation and interest, was $16,366.
This is a decrease of about $19,000 over 2004.

The Company balance sheet also improved.   The
Company continued to pay down its
$500,000 note to BCT. As of March 31, 2004, the loan to BCT had a balance of about
$240,000, a reduction of $36,000 during the period
(some of the balance is accounted for in the "Note Payable: Current Portion" of the balance sheet). Accrued expenses (which includes taxes owed to Tributacion, the Costa Rica tax authority) declined by 65,000. Total liabilities declined by about $55,000. The balance sheet does not, however, show a contingency in the event that Hotel Alta loses its suit against Tributacion (see Item 1 below for a full discussion).

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

Liquidity and Capital Resources

During the first three months of 2005, the Company
recorded positive net income of
approximately $16,000.   However, prior to this
iling, Company operations had resulted in losses. The Company has limited, albeit improving, cash liquidity and capital resources.
The Company plans to hold sufficient cash in reserve to protect against cash flow needs during 2005.




PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Occasionally in the past there have been actions against Central American Equities' subsidiaries in the Costa Rican Labor Court that had been brought by former employees who had been dismissed by the Company due to poor performance or insubordination.
These employees dispute the reason for their dismissal and, as such, claim they are entitled to additional monetary compensation. The Company considers these actions to be routine litigation that is incidental to the business (as defined under Reg. Section 228.103). It is anticipated that any contingent liability stemming from these claims would be immaterial to the Company. In the first quarter of 2005 there were no such claims brought against the Company.

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


ITEM 2. CHANGES IN SECURITIES

No common stock or preferred shares were sold or issued during this three-month period.
As of March 31, 2005 the Company had 19,864,268 shares of
Common Stock issued and
outstanding and one million shares of Class "A" Convertible
Preferred Stock  issued and
outstanding.

Post-March 31, 2005

In early April 2005, Medical Ventures Group, the holder of 1,000,000 shares of Class "A"
Convertible Preferred Stock elected to convert those shares to Common Stock. At the time of conversion, board director P. James Voloshin held controlling interest in Medical
Ventures Group.  Subsequent to the conversion, Mr.
Voloshin sold the shares of Common
Stock to Richard Wm. Talley, a board director of the Company. In March 2005, the board awarded Michael Caggiano, the CEO of the Company, 500,000 options to purchase common stock at $0.04 per share. Mr. Caggiano exercised those options. As such, as of May 15, 2005 there were 21,364,268 Shares of Common Stock at $.001 par value and no
(0) shares of Class "A" Convertible Preferred Stock issued and outstanding.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not default upon any securities of any kind during the three-month period that ended on March 31, 2005.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the three-month period ended March 30, 2005.


ITEM 5. OTHER INFORMATION

There is no other information to be filed here.


ITEM 6.  EXHIBITS AND REPORTS

No exhibits are filed with this Form 10-QSB.
Additional information may be found in the Annual Report on Form 10K of the Registrant for the year ended December 31, 1998, 1999, 2000, 2001, 2002, 2003, and 2004. No reports were filed on Form 8-K during the
quarter of the period covered by this report.




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

/s/ Michael N. Caggiano
----------------------------------------------
Michael N. Caggiano
President and Chief Executive Officer
May 21, 2005


SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

I Michael N. Caggiano, President and Chief Executive
Officer of Central American Equities Corporation, hereby certify that:

1. The annual report of the registrant on Form 10-Q for the quarter ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of the dates and for the periods expressed in the quarterly report.

/s/ Michael N. Caggiano
----------------------------------------------
Name: Michael N. Caggiano
Title: President and Chief Executive Officer
Date:   May 21, 2005