Form 10QSB
period 2005-06-30
CENTRAL AMERICAN EQUITIES INC
filed 2005-08-18
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
                  WASHINGTON, DC 20549
                        FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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


The number of shares outstanding on June 30, 2005 of each of the issuers classes of common equity:

       2,141,553 shares of Common Stock, $0.001 par value

Transitional Small Business disclosure format (check one)
YES [ X ]  NO [   ]

              DOCUMENTS INCORPORATED BY REFERENCE
Annual Report on Form 10-KSB of Registrant for the year ended
December 31, 1998, 1999, 2000, 2001, 2002, 2003, and 2004.



PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION

Central American Equities Corp. (the "Company" or "CAE") is a US hospitality company, incorporated in the State of Florida, and based in Santa Ana, Costa Rica. The Company owns and operates hotels, restaurants, and real property in Costa Rica. All CAE activities are related to the Companys hotels in Costa Rica, and, as such, are reported as one operating segment (per FASB Statement No. 131). Financial statements follow.


     CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
              Consolidated Balance Sheet

                                        June 30, 2005
ASSETS

Current assets
  Cash and cash equivalents                115,806
  Account receivable	                       93,013
  Inventory                                 23,794
  Prepaid expenses                             868
 Total Current Assets                      233,481

Buildings and equipment,
  Net of depreciation                    5,430,644

Total Assets                             5,664,125

LIABILITY & STOCKHOLDER EQUITY

Current liabilities
  Accounts payable                          72,366
  Note Payable Current Portion              88,000
  Accrued expenses                         139,340
 Total Current Liabilities                 299,706

Long-Term Liabilities
  Long term debt                           173,176
  Due to officers                           90,315
 Total Long-Term Liabilities               263,491

Total Liabilities                          563,197

Stockholders' equity
 Common stock  $.001 par value;
  25,000,000 authorized, 2,141,553
  issued and outstanding                     2,142
 Preferred stock - $.001 par value;
  1,000,000 shares authorized,
  0 issued and outstanding                       0
 Additional paid-in capital             10,400,016
 Accumulated other comprehensive
  Income                                    35,914
Retained deficit                        (5,337,144)

Total Stockholder Equity                 5,100,928

Total liabilities & stockholders Equity 	5,664,124




            See Notes to Consolidated Financial Statements




      CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
             Consolidated Statement of Operations

                      For the 3-month         For the 6-month
                         period ended           period ended
                           June 30,               June 30,

                       2004      2005        2004      2005

Revenues              $276,049 $335,536    $710,342  $776,969

Cost of Services        95,670   88,827     240,505   199,437

Gross Profit           180,379  246,709     469,837   577,532

Operations
 Gen & Admin           178,787  182,634     370,361   382,073
 Depreciation           42,930   42,930      86,416    85,860

                       221,717  225,564     456,777   467,933

Other Expense
 Interest Expense       24,347    5,206      42,948    77,294
 Sale of Asset (net)    31,750       0       31,750         0
 Loss on Foreign Exch       0        0            0         0

                       56,097     5,206      74,698     77,294

Income taxes               0        0          0           0

NET INCOME (Loss) $  ( 97,435)  $ 15,939    $(61,639)  $ 32,305

Weighted Average
share of Common
Stock Outstanding   19,789,268  2,141,553  19,789,268 2,141,553
 Gain (Loss) per
 Common Share      $  (0.01)  $   0.01      $(0.01)   $ 0.02



       See Notes to Consolidated Financial Statements


          CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                    Statements of Cash Flow
               For the Six Months Ended June 30,

                                              2004       2005
Cash flows from operating activities:

Net Income                              $   (61,639)     $32,305
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Unrealized Loss on Foreign Exchange        13,324      (6,083)
  Depreciation and amortization              42,930       85,860

Decrease (increase) in:
  Accounts receivable                       (33,404)      (4,263)
  Inventory                                  10,660          895
  Prepaid expense and other                 (15,466)       5,345

(Increase) decrease in:
  Accounts payable                            3,417        (26,729)
  Accrued expenses                            9,046       (74,339)

Net cash used in operating activities:      (31,132)       12,992

Cash flows from investing activities:
  Capital expenditures                            0       (16,975)
  Change in common and preferred stock            0       (18,722)
  Payment received on sale of asset         635,000             0

Net cash used in investing activities       635,000       (35,697)

Cash flows from stock options exercised:
  Proceeds from stock options exercised           0         20,000

Net cash from stock options exercised             0         20,000

Cash flows from financing activities:
  Proceeds from loans                       (63,999)      (64,000)
  Proceeds from loans from officers         (87,802)        53,545

Net cash provided by financing activities:  (151,801)     (10,455)

Net increase (decrease) in cash              452,066      (13,161)

Cash  beginning of period                     85,955      128,966

Cash  end of period                          538,021      115,806

           CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                       Statements of Cash Flow
                  For the Six Months Ended June 30,


                                       2004           2005


Supplemental Disclosures of cash flow information:

Cash Paid for Interest                42,948        77,294
Cash Paid for Income Taxes                 0             0

Non-cash Transactions:

Shares Issued for Services                 0         55,000






















          See Notes to Consolidated Financial Statements




         CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

Note 1 -Summary of Accounting Policies

Nature of Business
Central American Equities Corp. and Subsidiaries (the "Company") was incorporated under the laws of the State of Florida on January 23, 1996. The Company is in the business of owning and operating hotels, restaurants, and real property in Costa Rica.

Financial Statement Presentation

The consolidated un-audited interim financial statements of the Company as of June 30, 2005 and for the three and six month periods ending June 30, 2005, included herein, have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and
Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2004 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated un-audited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position of the Company as of June 30, 2005, and the results of their operations for the three and six month periods ending June 30, 2005 and 2004, and their cash flows for the six months ending June 30, 2005 and 2004.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2004 and 2003 and related notes included in the Companys Form 10-KSB filed with the Securities and Exchange Commission.

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

The fair value of the Company's debt instruments is based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2004 and 2003, respectively, the carrying value of all financial instruments was not materially different from fair value.

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

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, Accounting for Income Taxes, effective July 1993. SFAS No.109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry-forwards. Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company's tax loss carry-forwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

Note 2 -Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $238,000 during the year ended December 31, 2004 that raise doubt about the entity's ability to continue as a going concern.

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

Note, however, that the Company recorded a net profit in the six-month period ending June 30, 2005.

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


Note 3 -Property and Equipment (continued)

Depreciation expense in the amount of $171,722 and $183,292 has been recorded for the years ended December 31, 2004 and 2003 respectively.


Note 4  Common Stock

A total of 19,864,268 shares of common stock were outstanding as of December 31, 2004.

In March 2005, the board awarded Michael Caggiano, the CEO of the Company, 500,000 options to purchase common stock at $0.04 per share. Mr. Caggiano exercised those options.

In April 2005, Medical Ventures Group, the holder of 1,000,000 shares of Class "A" Convertible Preferred Stock elected to convert those shares to Common Stock. At the time of conversion, board director P. James Voloshin held controlling interest in Medical Ventures Group. Subsequent to the conversion, Mr. Voloshin sold the shares of Common Stock to Richard Wm. Talley, a board director of the Company.

In May 2005 the Company awarded several employees of the Company a total of 50,000 shares of Common stock. As such, as of May 22, 2005 there were 21,414,268 Shares of Common Stock at $0.001 par value and no (0) shares of Class "A" Convertible Preferred Stock issued and outstanding.

On May 23, 2005, the Company's board of directors unanimously approved a 1 for 10 reverse split of the Company's common stock. This reverse split went into effect at the beginning of business on June 7, 2005. This reduced the Company's outstanding shares of common stock to 2,141,553 shares (all fraction per certificate ownerships are rounded up).


Note 5 -Notes Payable

The Company has $212,876 outstanding against a $500,000 line of credit with Banco BCT. In February 2002, the Company restructured the loan. The current terms include a loan term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments in year one will vary from $3,000 to $12,000.

The funds advanced under this line of credit were used to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

Included in notes payable at June 30, 2005 is a note payable to shareholder, dated July 21, 2000, of $48,300. The note payable bears interest at 20% and was due July 22, 2002.

Note 6 -Notes Payable Related Parties

Notes payable to officers of the Company as of June 30, 2005 are as follows:

Amopunts payable to officers (Caggiano, Talley, and Rosenmiller)
dated November 30, 2000 with interest at 5%
 with no set terms for prepayment               $ 90,315

Total Due to Officers                          $  90,315

Note 7 -  Commitments and Contingencies

The Company has a month-to-month lease for 1 acre of property.
Minimum rentals in the year ending December 31, 2005 are $18,000

Included as a liability on the balance sheet is an accrued expense in the amount of about $52,000 for non-payment of sales taxes for Hotel Alta. The amount listed is an accurate reflection on the amount past due at that time not including penalties or interest.

Penalties and interest were not included as the government had an amnesty program that forgave penalties and interest on all past taxes paid by April 30, 2003. The Company planned to have the cash available to pay past taxes by selling a beach property called Tropicana before April 30. Instead, through negotiations with the government the Company offered part of the property to the government in lieu of payment. Before April 30 the government accepted the property and began an appraisal to see how much of the past taxes it would cover. In August 2003, the government reversed course on the offer to accept the property. They demanded full payment of the back taxes including penalties and interest. As of June 30, 2005, the Company had paid down the tax liability by about $190,000, but is disputing the interest and penalties.



ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

Central American Equities Corp. (the "Company" or "CAE") is a US hospitality company, based in Santa Ana, Costa Rica and incorporated in the State of Florida on January 23, 1996. The Company specializes in providing high-quality food and lodging in unique natural settings in Costa Rica. The Company is in the business of owning and operating hotels and restaurants and real property in Costa Rica. The first year of full operation of the Company's hotels was 1998.

As of June 30, 2005, CAE owned Hotel Alta in Santa Ana (a suburb of the capital city of San Jose) and Sunset Reef (on the Pacific Ocean in Mal Pais near the protected Cabo Blanco Reserve). CAE also owned and operated La Luz Restaurant (located in Hotel Alta) and ATP-Costa Rica (a full-service reservation, travel planning and in-bound tour operation based in Costa Rica). The Company sold Restaurant Tropicana in June 2004. On June 30, 2005, the Company had approximately 60 full-time, part-time and contract employees.

The following is management's discussion and analysis of significant factors that affected the Company's financial position during the three-month period ended June 30, 2005.

Results of Operations

Comparison of Operations for the 3-Month Periods Ended June
30, 2005 and 2004

During the second quarter of the year, the traditional low
season for tourism in Costa Rica, the Company continued to
improve.   Most of the improvement was registered at Hotel
Alta. During the second three months of 2005, occupancy at Hotel Alta increased by 70% from the same period in 2004 growing from about 50% to 85%. Sunset Reef's occupancy also grew. During the second three months of 2005, occupancy at Sunset Reef increased from 18% in 2004 to 27% in 2005.

Several factors contributed to the jump in occupancy at Hotel Alta. Importantly, the number of tourists traveling to Costa Rica continued to increase. Several management programs over the past two years have helped the hotel capture more than its proportional share of this increased flow. Hotel Alta's webpage (www.thealtahotel.com) and web-marketing campaigns (including search-engine positioning and strategic placement of click-through advertisements) have resulted in significant increases in on-line reservations. Hotel Alta's listing on Hotels.com and Expedia.com have increased the Hotel's exposure world-wide. Using web advertisements, management has been better able to control inventory by running single-day specials during low occupancy periods.

Although occupancy has jumped dramatically, web specials have contributed to a somewhat lower average room rate. Average room rates at Hotel Alta dropped by about $2.00 per room. This is, however, an improvement over the first quarter of 2005 when average room rates declined about $9.00 from the previous year.

During the second quarter of 2005 revenues increased markedly. During the three-month period ended June 30, 2005, revenues were $335,536. This represents an increase of approximately $60,000 or 23% from the same period in 2004. Although revenues increased, the cost of services declined by about $7000 or 7% from the previous year. As a consequence, gross profit jumped 37% from the same three months in 2004.

General and administrative expenses also declined. During the three-month period ended June 30, 2005, total G&A expenses dropped by about 2% from the same period in 2004.

Income jumped considerably. During the three-month period ended June 30, 2005 the Company earned approximately $64,000 before depreciation of about $43,000 and interest costs of about $5,000. The net income, including depreciation and interest, was about $16,000. This is an increase of about $113,000 over 2004.

The Company balance sheet also improved.   The Company
continued to pay down its $500,000 note to BCT. As of June 30, 2005, the loan to BCT had a balance of about $212,000, a reduction of $64,000 since the beginning of the year (some of the balance is accounted for in the "Note Payable: Current Portion" of the balance sheet). Accrued expenses (which includes taxes owed to Tributacion, the Costa Rica tax authority) declined by $74,000 since December 31, 2004.
Total liabilities declined by about $111,000 in the past 6 months. The balance sheet does not, however, show a contingency in the event that Hotel Alta loses its suit against Tributacion (see Item 1 below for a full discussion).

Future Direction

Over the past year, management has discussed the advantages and disadvantages of continuing to operate its current business while remaining a publicly trading company.
Foremost was the cost to the Company of remaining a publicly trading company, as it is expensive and time consuming. For this reason, the board has questioned the value of remaining a publicly trading Company and is reviewing whether it is in the best interests of the shareholders to operate the hotels as a public entity. As such, we are exploring the idea of selling the hotels and seeking out business opportunity candidates to merge into the Company. There is no assurance, however, that management will do this.

On May 23, 2005, the Company's board of directors unanimously approved a 1 for 10 reverse split of the Company's common stock. This reverse split went into effect at the beginning of business on June 7, 2005. This action reduced the Company's outstanding shares to 2,141,553 shares.

We took this action because we are exploring various opportunities to do a reverse merger with a profitable operating company. The Board of Directors has determined in it judgment that this is the best way to enhance shareholder value. While the Company has not entered into any letters of intent, it has reviewed several business plans of possible business combinations with the Company.

Liquidity and Capital Resources

During the first six months of 2005, the Company recorded
positive net income of approximately $32,000.   However,
prior to this filing, Company operations had resulted in losses. The Company has limited, albeit improving, cash liquidity and capital resources. The Company plans to hold sufficient cash in reserve to protect against cash flow needs during the remainder of 2005.




                PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Occasionally in the past there have been actions against Central American Equities' subsidiaries in the Costa Rican Labor Court that had been brought by former employees who had been dismissed by the Company due to poor performance or insubordination. These employees dispute the reason for their dismissal and, as such, claim they are entitled to additional monetary compensation. The Company considers these actions to be routine litigation that is incidental to the business (as defined under Reg. Section 228.103). It is anticipated that any contingent liability stemming from these claims would be immaterial to the Company. In the second quarter of 2005 there were no such claims brought nor pending against the Company.

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

In December 2004, the Company was notified that the constitutional court had declined to accept the case, directing the Company to first present the case in the lower civil courts. In February 2005, the Company initiated the process of filing this case in Costa Rica's civil courts. Believing it has been denied due process and equal treatment under Costa Rican law, management plans to pursue the case vigorously. As of August 1, 2005, the case was still pending in civil court.

It is difficult to evaluate the likelihood of an unfavorable outcome in this case but we estimate it to be at or below 50%. If an unfavorable outcome results, the Company may be liable for interest and penalties of more than $175,000.


ITEM 2. CHANGES IN SECURITIES

A total of 19,864,268 shares of common stock were outstanding as of December 31, 2004.

In March 2005, the board awarded Michael Caggiano, the CEO of the Company, 500,000 options to purchase common stock at $0.04 per share. Mr. Caggiano exercised these options in April 2005.

In April 2005, Medical Ventures Group, the holder of 1,000,000 shares of Class "A" Convertible Preferred Stock elected to convert those shares to Common Stock. At the time of conversion, board director P. James Voloshin held controlling interest in Medical Ventures Group. Subsequent to the conversion, Mr. Voloshin sold the shares of Common Stock to Richard Wm. Talley, a board director of the Company.

In May 2005 the Company awarded several employees of the Company a total of 50,000 shares of Common stock. As such, as of May 22, 2005 there were 21,414,268 Shares of Common
Stock at $0.001 par value and no (0) shares of Class "A"
Convertible Preferred Stock issued and outstanding.

On May 23, 2005, the Company's board of directors unanimously approved a 1 for 10 reverse split of the Company's common stock. This reverse split went into effect at the beginning of business on June 7, 2005. This reduced the Company's outstanding shares of common stock to 2,141,553 shares (all fraction-per-certificate ownerships are rounded up). There are no (0) shares of Class "A" Convertible Preferred Stock issued and outstanding.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not default upon any securities of any kind during the three-month period that ended on June 30, 2005.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the three-month period ended June 30, 2005.


ITEM 5. OTHER INFORMATION

On May 23, 2005, the Company's board of directors unanimously approved a 1 for 10 reverse split of the Company's common stock. This reverse split went into effect at the beginning of business on June 7, 2005. This action reduced the Company's outstanding shares to 2,141,553 shares.

We took this action because we are exploring various opportunities to do a reverse merger with a profitable operating company. The Board of Directors has determined in it judgment that this is the best way to enhance shareholder value. While the Company has not entered into any letters of intent, it has reviewed several business plans of possible business combinations with the Company.


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

/s/ Michael N. Caggiano
----------------------------------------------
Michael N. Caggiano
President and Chief Executive Officer
August 11, 2005


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

/s/ Michael N. Caggiano
----------------------------------------------
Name: Michael N. Caggiano
Title: President and Chief Executive Officer
Date:   August 11, 2005