Form 10-Q/A
period 2005-06-30
CENTRAL AMERICAN EQUITIES INC
filed 2005-10-05
CIK 1060426

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



PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION

Central American Equities Corp. (the "Company" or "CAE") is a US hospitality company, incorporated in the State of Florida, and based in Santa Ana, Costa Rica. The Company owns and operates hotels, restaurants, and real property in Costa Rica. All CAE activities are related to the Company's hotels in Costa Rica, and, as such, are reported as one operating segment (per FASB Statement
No. 131). Financial statements follow. These financial statements have not been reviewed by a public auditor.

     CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
              Consolidated Balance Sheet
                        Not Review
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




            See Notes to Consolidated Financial Statements




      CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
             Consolidated Statement of Operations
                             Not Reviewed
                      For the 3-month         For the 6-month
                         period ended           period ended
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



       See Notes to Consolidated Financial Statements


          CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                    Statements of Cash Flow
               For the Six Months Ended June 30,
                          Not Reviewed
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

           CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                       Statements of Cash Flow
                  For the Six Months Ended June 30,
                          Not Reviewed

                                       2004           2005


Supplemental Disclosures of cash flow information:

Cash Paid for Interest                42,948        77,294
Cash Paid for Income Taxes                 0             0

Non-cash Transactions:

Shares Issued for Services                 0         55,000






















          See Notes to Consolidated Financial Statements




         CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                              Not reviewed
Note 1 -Summary of Accounting Policies

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


          CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                         Not Reviewed
Note 1 -Summary of Accounting Policies (continued)

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

Income Taxes
The Company has net operating loss carryovers of approximately $5.4 million as of December 31, 2004, expiring in the years 2012 through 2023. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial


          CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                           Not Reviewed
Note 1 -Summary of Accounting Policies (continued)

additional stock, most of this loss carryover may not be available to the Company.

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



CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
             Not Reviewed

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