Form 10-Q/A
period 2005-06-30
CENTRAL AMERICAN EQUITIES INC
filed 2005-10-25
CIK 1060426

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



PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION

Central American Equities Corp. (the "Company" or "CAE") is a US hospitality company, incorporated in the State of Florida, and based in Santa Ana, Costa Rica. The Company owns and operates hotels, restaurants, and real property in Costa Rica. All CAE activities are related to the Company's hotels in Costa Rica, and, as such, are reported as one operating segment (per FASB Statement
No. 131). Financial statements follow. These financial statements have been reviewed by a public auditor.

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




            See Notes to Consolidated Financial Statements




      CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
             Consolidated Statement of Operations
                             Reviewed
                      For the 3-month         For the 6-month
                         period ended           period ended
                           June 30,               June 30,

                       2004      2005        2004      2005

Revenues              $276,049 $335,536    $710,342  $776,969

Cost of Services        95,670   88,827     240,505   199,437

Gross Profit           180,379  246,709     469,837   577,532

Operations
 Gen & Admin           178,787  182,634     370,361   382,073
 Depreciation           42,930   42,930      86,416    85,860

                       221,717  225,564     456,777   467,933

Other Expense
 Interest Expense       24,347    5,206      42,948    77,294
 Sale of Asset (net)    59,703       0       59,703         0
 Loss on Foreign Exch       0        0            0         0

                        84,050    5,206     102,651     77,294

Income taxes               0        0          0           0

NET INCOME (Loss) $  (125,388)  $ 15,939   $(89,591)  $ 32,305

Weighted Average
share of Common
Stock Outstanding   19,789,268  2,141,553  19,789,268 2,141,553
 Gain (Loss) per
 Common Share      $  (0.01)  $   0.01      $(0.01)   $ 0.02



       See Notes to Consolidated Financial Statements


          CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                    Statements of Cash Flow
               For the Six Months Ended June 30,
                          Reviewed
                                              2004       2005
Cash flows from operating activities:

Net Income                              $   (89,591)     $32,305
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Unrealized Loss on Foreign Exchange        13,324      (6,083)
  Depreciation and amortization              42,930       85,860

Decrease (increase) in:
  Accounts receivable                       (33,404)      (4,263)
  Inventory                                  10,660          895
  Prepaid expense and other                 (15,466)       5,345

(Increase) decrease in:
  Accounts payable                            3,417        (26,729)
  Accrued expenses                            9,046       (74,339)

Net cash used in operating activities:      (31,132)       12,992

Cash flows from investing activities:
  Capital expenditures                            0       (16,975)
  Change in common and preferred stock            0       (18,722)
  Payment received on sale of asset         635,000             0

Net cash used in investing activities       635,000       (35,697)

Cash flows from stock options exercised:
  Proceeds from stock options exercised           0         20,000

Net cash from stock options exercised             0         20,000

Cash flows from financing activities:
  Proceeds from loans                       (63,999)      (64,000)
  Proceeds from loans from officers         (87,802)        53,545

Net cash provided by financing activities:  (151,801)     (10,455)

Net increase (decrease) in cash              452,066      (13,161)

Cash  beginning of period                     85,955      128,966

Cash  end of period                          538,021      115,806

           CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                       Statements of Cash Flow
                  For the Six Months Ended June 30,
                          Reviewed

                                       2004           2005


Supplemental Disclosures of cash flow information:

Cash Paid for Interest                42,948        11,435
Cash Paid for Income Taxes                 0             0

Non-cash Transactions:

Shares Issued for Services                 0         55,000






















          See Notes to Consolidated Financial Statements




         CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                              Reviewed
Note 1 -Summary of Accounting Policies

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


          CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                         Reviewed
Note 1 -Summary of Accounting Policies (continued)

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

Income Taxes
The Company has net operating loss carryovers of approximately $5.4 million as of December 31, 2004, expiring in the years 2012 through 2023. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial


          CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                           Reviewed
Note 1 -Summary of Accounting Policies (continued)

additional stock, most of this loss carryover may not be available to the Company.

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



CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
             Reviewed

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


Interest payments. For many years the officers of the corporation
Have lent money to the corporation to help it survive. These loans have been carried on the books as debt to officers in the financial statements.

Per the by-laws of the company, Board members were not permitted to compensate themselves without the approval of the shareholders. Management interpreted this by-law conservatively and did not account for any interest payment on this debt until shareholders approved a 5% interest on the debt at the last shareholder meeting. We calculated the total interest payment and put it on the books in the first quarter of 2005. The Company was unable to pay the interest through cash flow and by the second quarter of 2005, the total interest due was shifted to debt to officers, hence the drop in interest payments in the second quarter of 2005.

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

Interest payments. For many years the officers of the corporation
Have lent money to the corporation to help it survive. These loans have been carried on the books as debt to officers in the financial statements.

Per the by-laws of the company, Board members were not permitted to compensate themselves without the approval of the shareholders. Management interpreted this by-law conservatively and did not account for any interest payment on this debt until shareholders approved a 5% interest on the debt at the last shareholder meeting. We calculated the total interest payment and put it on the books in the first quarter of 2005. The Company was unable to pay the interest through cash flow and by the second quarter of 2005, the total interest due was shifted to debt to officers, hence the drop in interest payments in the second quarter of 2005.



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