Form 10QSB/A
period 2005-06-30
CENTRAL AMERICAN EQUITIES INC
filed 2005-10-27
CIK 1060426

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



ITEM 6.  EXHIBITS AND REPORTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Killman, Murrell & Company P.C.
Certified Public Accountant
1931 E. 37th Street,
Suite 7
Odessa, Texas 79762
Phone (432) 363-0067
Fax (432) 363-0376

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To:
The Stockholders and Board of Directors
Central American Equities Corp.
Santa Ana, Costa Rica


We have reviewed the consolidated balance sheet of Central American Equities Corp. as of June 30, 2005, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2005, and cash flows for the six-month period ended
June 30, 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.



/s/ Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas
October 24, 2005



No other exhibits are filed with this Form 10-QSB. Additional information may be found in the Annual Report on Form 10K of the Registrant for the year ended December 31, 1998, 1999, 2000, 2001, 2002, 2003, and 2004. No reports were filed on
Form 8-K during the quarter of the period covered by this report.





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