Form 10QSB/A
period 2005-06-30
CENTRAL AMERICAN EQUITIES INC
filed 2005-10-27
CIK 1060426

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


CENTRAL AMERICAN EQUITIES CORP.




BY: Michael N. Caggiano, President/CEO

MICHAEL N. CAGGIANO, President/CEO
October 25, 2005


CENTRAL AMERICAN EQUITIES CORP.




BY: Richard Wm. Talley, Director

RICHARD WM. TALLEY, DIRECTOR
October 25, 2005



CENTRAL AMERICAN EQUITIES CORP.




BY: P. James Voloshin, Director

P. James Voloshin, DIRECTOR,
October 25, 2005



SARBANES-OXLEY ACT Section 302 CERTIFICATIONS

 I, Michael Caggiano, certify that:

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

/s/ Michael N. Caggiano
----------------------------------------------
Michael N. Caggiano
President and Chief Executive Officer
Date: October 25, 2005


SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

I Michael N. Caggiano, hereby certify that:

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

/s/ Michael N. Caggiano
----------------------------------------------
Name: Michael N. Caggiano
Title: President and Chief Executive Officer
Date: October 25, 2005