Form 10KSB/A
period 2004-12-31
CENTRAL AMERICAN EQUITIES INC
filed 2005-11-16
CIK 1060426

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [ ]

$1,196,630
(Issuer's revenues for its most recent fiscal year).


19,864,268 Shares Common Stock, $.001 par value
(Number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2004)

Transitional Small Business disclosure format (check one)
YES [ X ]  NO [   ]



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company's auditor was Clyde Bailey, P.C., C.P.A. Clyde Bailey was named the Company auditor on August 28, 2003. At no time have there been any disagreements with our auditor regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Both the 2004 and 2003 financial statements in this filing were audited by Clyde Bailey, P.C., C.P.A.


Item 8A Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the last fiscal quarter. The Company's disclosure controls and procedures were effective as of the end of the period covered by this report.


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

/s/ Michael N. Caggiano
----------------------------------------------
Michael N. Caggiano
President and Chief Executive Officer
November 15, 2005

SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

I Michael N. Caggiano, hereby certify that:

1. The annual report of the registrant on Form 10-K for the quarter ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange
Act of 1934; and

2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of the dates and for the periods expressed in the quarterly report.


/s/ Michael N. Caggiano
----------------------------------------------
Name: Michael N. Caggiano
Title: President and Chief Executive Officer
Date:   November 15, 2005