Form 10QSB/A
period 2005-06-30
CENTRAL AMERICAN EQUITIES INC
filed 2005-11-16
CIK 1060426

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

The number of shares outstanding on June 30, 2005 of each of the issuer's classes of common equity:
2,141,553 shares of Common Stock, $.001 par value

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

/s/ Michael N. Caggiano
----------------------------------------------
Michael N. Caggiano
President and Chief Executive Officer
November 15, 2005


SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

I Michael N. Caggiano, hereby certify that:

1. The quarterly report of the registrant on Form 10-Q for the quarter ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

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