Form 10QSB
period 2005-09-30
CENTRAL AMERICAN EQUITIES INC
filed 2005-11-23
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
                 WASHINGTON, DC 20549
                       FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
September 30, 2005.

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


The number of shares outstanding on September 30, 2005 of each of the issuer's classes of common equity:


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


CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Consolidated Balance Sheet


                                          September 30, 2005

ASSETS

Current assets
  Cash and cash equivalents                           40,890
  Account receivable                                  70,126
  Inventory                                           27,506
  Prepaid expenses                                       157
 Total Current Assets                                138,679

Buildings and equipment,
  Net of depreciation                              5,396,337

Total Assets                                       5,535,016

	LIABILITY & STOCKHOLDER EQUITY

Current liabilities
  Accounts payable                                    73,689
  Note Payable Current Portion                        88,000
  Accrued expenses                                    87,741
 Total Current Liabilities                           249,430

Long-Term Liabilities
  Long term debt                                     161,176
  Due to officers                                     86,409
 Total Long-Term Liabilities                         247,585

Total Liabilities                                    497,014

Stockholders' equity
 Common stock $.001 par value;
  25,000,000 authorized, 2,141,553
  issued and outstanding                               2,142
 Preferred stock - $.001 par value;
  1,000,000 shares authorized,
  0 issued and outstanding                                 0
Additional paid-in capital                        10,400,016
Accumulated other comprehensive
  Income                                              21,997
Retained deficit                                  (5,386,153)

Total Stockholder Equity                           5,038,002

Total liabilities & stockholders' Equity           5,535,016




            See Notes to Consolidated Financial Statements



CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Consolidated Statement of Operations

                         For the 3-month            For the 9-month
                           period ended               period ended
                          September 30,               September 30,

                   2004            2005          2004                2005


Revenues         $ 212,824     $   295,347        923,166        $1,053,080

Cost of Services    99,423          85,039        339,928           284,476

Gross Profit       113,401         210,308        583,238           768,604

Operations
 General &
  Administrative   129,880         192,338        500,242           574,411
 Depreciation       42,307          42,307        128,723           128,167

                   172,187         234,645        628,965           702,578

Other Expense
  Interest Exp       6,629           5,436         49,578            82,730
  Asset Sale (net)       0               0         59,703                 0
                         _               _              _                 _

                     6,629           5,436        109,281            82,730

Income taxes             0               0              0                 0

NET INCOME
  (Loss)      $   (65,415)     $   (29,773)   $  (155,008)        $ (16,704)

Weighted Average share of
 Common Stock Outstanding
                19,789,268        2,141,553     19,789,268        2,141,553
Gain (Loss) per
Common Share     $ (0.01)        $  (0.01)         $(0.01)        $ (0.01)





See Notes to Consolidated Financial Statements




CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Statements of Cash Flow
For the Nine Months Ended September 30,

                                                     2004           2005
Cash flows from operating activities:

Net Income                                    $   (132,254)      (16,704)

Adjustments to reconcile net loss to
net cash provided by operating activities:
  Unrealized Loss on Foreign Exchange              (20,316)       (20,000)
  Depreciation and amortization                    128,723        128,167

Decrease (increase) in:
  Accounts receivable                               17,175         18,624
  Inventory                                          8,882         (2,817)
  Prepaid expense and other                         (8,635)         6,056

Increase (decrease) in:
  Accounts payable                                  (4,748)       (25,405)
  Accrued expenses                                 (59,977)      (125,938)

Net cash used in operating activities:             (71,151)       (38,017)

Cash flows from investing activities:
  Capital expenditures                             (43,750)       (24,975)
  Change in common and preferred stock                   0        (18,722)
  Payment received on sale of asset                635,000              0

Net cash used in investing activities              591,250        (43,697)

Cash flows from stock options exercised:
  Proceeds from stock options exercised                 0           20,000

Net cash from stock options exercised                   0           20,000

Cash flows from financing activities:
  Proceeds from loans                             (76,000)        (76,000)
  Proceeds from loans from officers              (291,302)         49,639

Net cash provided by financing activities:       (367,302)        (26,361)

Net increase (decrease) in cash                   152,798         (88,076)

Cash  beginning of period                         85,955          128,966

Cash  end of period                              238,753           40,890





CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
Statements of Cash Flow
For the Six Months Ended June 30,

                                              2004            2005


Supplemental Disclosures of cash flow information:

Cash Paid for Interest                       49,578          16,871
Cash Paid for Income Taxes                        0               0

Non-cash Transactions:

Shares Issued for Services                       0           55,000






















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

Financial Statement Presentation

The consolidated un-audited interim financial statements of the Company as of September 30, 2005 and for the three and nine month periods ending September 30, 2005, included herein, have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2004 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated un-audited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position of the Company as of September 30, 2005, and the results of their operations for the three and nine month periods ending September 30, 2005 and 2004, and their cash flows for the nine months ending September 30, 2005 and 2004.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2004 and 2003 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

Note, however, that the Company was cash-flow positive for the nine-month period ending September 30, 2005.

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


Note 5 -Notes Payable

The Company has $200,876 outstanding against a $500,000 line of credit with Banco BCT. In February 2002, the Company restructured the loan. The current terms include a loan term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments in year one will vary from $3,000 to $12,000.

The funds advanced under this line of credit were used to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

Included in notes payable at September 30, 2005 is a note payable to shareholder, dated July 21, 2000, of $48,300. The note payable bears interest at 20% and was due July 22, 2002.

Note 6 -Notes Payable to Related Parties

Notes payable to officers or former officers of the Company as of September 30, 2005 are as follows:

Amounts payable to officers dated November 30, 2000 with interest at 5% with no set terms for prepayment
                       Michael Caggiano       $44,547
                       Richard Talley         $36,671
                                              $81,218

Amounts payable to former officer dated November 30, 2000 with no interest with no set terms for prepayment
                             Rosenmiller       $5,190
                                               $5,190

Note 7 -  Commitments and Contingencies

The Company has a month-to-month lease for 1 acre of property.
Minimum rentals in the year ending December 31, 2005 are $18,000

Included as a liability on the balance sheet is an accrued expense in the amount of about $10,000 for non-payment of sales taxes for Hotel Alta. The amount listed is an accurate reflection on the amount past due at that time not including penalties or interest.

Penalties and interest were not included as the government had an amnesty program that forgave penalties and interest on all past taxes paid by April 30, 2003. The Company planned to have the cash available to pay past taxes by selling a beach property called Tropicana before April 30. Instead, through negotiations with the government the Company offered part of the property to the government in lieu of payment. Before April 30 the government accepted the property and began an appraisal to see how much of the past taxes it would cover. In August 2003, the government reversed course on the offer to accept the property. They demanded full payment of the back taxes including penalties and interest. As of September 30, 2005, the Company had paid down the tax liability by about $230,000, but is disputing the interest and penalties.




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

As of September 30, 2005, CAE owned Hotel Alta in Santa Ana (a suburb of the capital city of San Jose) and Sunset Reef (on the Pacific Ocean in Mal Pais near the protected Cabo Blanco Reserve). CAE also owned and operated La Luz Restaurant (located in Hotel Alta) and ATP-Costa Rica (a full-service reservation, travel planning and in-bound tour operation based in Costa Rica). The Company sold Restaurant Tropicana in June 2004. On September 30, 2005, the Company had approximately 60 full-time, part-time and contract employees.

The following is management's discussion and analysis of significant factors that affected the Company's financial position during the three-month period ended September 30, 2005.

Results of Operations

Comparison of Operations for the 3-Month Periods Ended September
30, 2005 and 2004

During the three-month period ending September 30, 2005, the traditional low season for tourism in Costa Rica, the Company
continued to improve from the prior year.   Much of the
improvement was registered at Hotel Alta. During the third quarter of 2005, occupancy at Hotel Alta increased by 62% from the same period in 2004 growing from about 45% to 73%. Sunset Reef's occupancy also grew, rising from 15% in July 2004 to 61% in July 2005 (Sunset Reef was closed in August of 2004 and in September 2004 and 2005, so comparative occupancy statistics for the two years are not available. )

Several factors contributed to the jump in occupancy. Importantly, the number of tourists traveling to Costa Rica continued to increase. Several management programs over the past two years have helped the hotel capture more than its proportional share of this increased flow. Hotel Alta's webpage (www.thealtahotel.com) and web-marketing campaigns (including search-engine positioning and strategic placement of click-through advertisements) have resulted in significant increases in on-line reservations. Hotel Alta's and Sunset Reef's listings on Hotels.com and Expedia.com have increased the Hotel's exposure worldwide. Using web advertisements and announcements, management has been better able to control inventory by running
single-day specials during low occupancy periods.   The jump in
occupancy at Sunset Reef in July was also partly due to increased reservations for the Sunset Reef Woman's Surf Camp.

Again in 2005, CAE took the opportunity to close Sunset Reef Hotel in September to repair and paint the building, upgrade the rooms and bathrooms, install new air conditioners, and clean and paint the pool area. Simultaneously, CAE also reconfigured the Sunset Reef staff; paying and liquidating benefits, and hiring staff on new contracts.

During the third quarter of 2005 revenues increased markedly, rising to $295,347. This represents an increase of approximately $83,000 or 39% from the same period in 2004. The cost of services and general and administrative costs did not increase as rapidly as revenues. During the three-month period ended September 30, 2005,the cost of services and G&A increase by about 21% from the previous year.

Income improved considerably. During the three-month period ended September 30, 2005 the Company earned approximately $18,000 before depreciation of about $42,000 and interest costs of about $5,000. The net loss, including depreciation and interest, was about $30,000. By comparison, the Company had net losses of about $65,000 during the third quarter of 2004.

The Company balance sheet also improved.   The Company continued
to pay down its $500,000 note to BCT. As of September 30, 2005, the loan to BCT had a balance of about $200,000, a reduction of $76,000 since the beginning of the year (some of the balance is accounted for in the "Note Payable: Current Portion" of the balance sheet). Accrued expenses (which includes taxes owed to Tributacion, the Costa Rica tax authority) declined by $125,000 since December 31, 2004. Total liabilities declined by about $178,000 during the past 9 months. The balance sheet does not, however, show a contingency in the event that Hotel Alta loses its suit against Tributacion (see Item 1 below for a full discussion).

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

In December 2005 the Company will hold its annual meeting and, at that time, ask shareholders to vote on several important proposals related to future opportunities. These proposals include:

  Proposal 3. Change the articles of incorporation to create a new class of super-voting preferred shares. These shares will be used by the board of directors to vote for merger opportunities. (The preferred shares issued to the board of directors will NOT increase the Company ownership of individual board members.)

  Proposal 4. Change the articles of incorporation to increase the authorized number of common shares to 100 million. These shares may be used to facilitate a business combination and will not be used to dilute current shareholder value in the assets of the Company.

The board of directors has unanimously approved these proposals. By creating super-voting preferred shares, the board can move quickly to negotiate a future business combination without the obligation of a special meeting, a new proxy or a shareholder vote. To date the board has engaged in several negotiations with other companies concerning a possible merger. One of the key reasons for the failure of these discussions is the board's inability to act quickly and decisively.

Once we receive a positive vote on these proposals we plan to find a suitable merger candidate for the Company, negotiate the best possible agreement for shareholders, and engage in a business
combination.   Although the Company has reviewed several business
plans for possible business combinations,  at this time, the
Company has not entered into any letters of intent.   There is no
assurance that management will enter into a business combination.

Liquidity and Capital Resources

During the first nine months of 2005, the Company recorded positive net cash flow going into the beginning of the high
season months.   However, prior to this filing, Company
operations had resulted in losses. The Company has limited, albeit improving, cash liquidity and capital resources. The Company plans to hold sufficient cash in reserve to protect against cash flow needs during the remainder of 2005.


ITEM 3.  CONTROLS AND PROCEDURES

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



PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Occasionally in the past there have been actions against Central American Equities' subsidiaries in the Costa Rican Labor Court that had been brought by former employees who had been dismissed by the Company due to poor performance or insubordination. These employees dispute the reason for their dismissal and, as such, claim they are entitled to additional monetary compensation. The Company considers these actions to be routine litigation that is incidental to the business (as defined under Reg. Section 228.103). It is anticipated that any contingent liability stemming from these claims would be immaterial to the Company.
In the third quarter of 2005 there were no such claims brought nor pending against the Company.

Legal Proceedings and Potential Liability

Hotel Alta v. Tributacion

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

In December 2004, the Company was notified that the constitutional court had declined to accept the case, directing the Company to first present the case in the lower civil courts. In February 2005, the Company initiated the process of filing this case in Costa Rica's civil courts. Believing it has been denied due process and equal treatment under Costa Rican law, management plans to pursue the case vigorously. As of September 30, 2005, the case was still pending in civil court.

It is difficult to evaluate the likelihood of an unfavorable outcome in this case but we estimate it to be at or below 50%.
If an unfavorable outcome results, the Company may be liable for interest and penalties of more than $175,000.

Pinkham and Pinkham v. CAE

On November 2, 2005, Pinkham and Pinkham, the Company's former auditor, sued CAE in the United States District Court for the District of New Jersey, at Civil Action No. 05-CV-4899. Pinkham and Pinkham claims that CAE owes approximately $105,000 for past auditing services; this sum includes alleged unpaid principal and interest. Pinkham and Pinkham also seeks to recover its attorney's fees from CAE. Finally, Pinkham and Pinkham claims that CAE is liable for punitive damages as a result of its purported intentional bad faith in dealing with Pinkham and Pinkham.

CAE denies the material allegations of Pinkham and Pinkham's complaint. CAE asserts that it reached agreement with, and made payments to, Pinkham and Pinkham in respect of Pinkham and Pinkham's bills; and that, in accordance with the agreement, CAE owes a fraction of the claimed $105,000 to Pinkham and Pinkham.

CAE therefore intends to defend the case vigorously.


ITEM 2. CHANGES IN SECURITIES

A total of 19,864,268 shares of common stock were outstanding as the beginning of the fiscal year, January 1, 2005.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not default upon any securities of any kind during the three-month period that ended September 30, 2005.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the three-month period ended September 30, 2005.


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


CENTRAL AMERICAN EQUITIES CORP.



/s/ Richard Wm. Talley
----------------------------------------------
Name: Richard Wm. Talley
Title: Chairman and Director
Date:   November 15, 2005




CENTRAL AMERICAN EQUITIES CORP.



/s/ P. James Voloshin
----------------------------------------------
Name: P. James Voloshin
Title: Director
Date:   November 15, 2005



SARBANES-OXLEY ACT Section 302 CERTIFICATIONS

 I, Michael Caggiano,  certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Central American Equities Corporation;

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

/s/ Michael N. Caggiano
----------------------------------------------
Michael N. Caggiano
President and Chief Executive Officer
November 15, 2005


SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

I Michael N. Caggiano, hereby certify that:

1. The annual report of the registrant on Form 10-QSB for the quarter ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

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