Form 10KSB
period 2005-12-31
CENTRAL AMERICAN EQUITIES INC
filed 2006-04-07
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
                    WASHINGTON, DC 20549
                           FORM 10-KSB

(X) Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal period ended December 31,
2005.
( ) Transition report under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period
from                 to               .

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [ ]

                            1,412,393
       (Issuer's revenues for its most recent fiscal year).

         2,141,553 Shares Common Stock, $.001 par value

(Number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2005)

Transitional Small Business disclosure format (check one)
YES [ X ]  NO [   ]

                 DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10-KSB of Registrant for the year ended
December 31, 2000
Annual Report on Form 10-KSB of Registrant for the year ended
December 31, 2001
Annual Report on Form 10-KSB of Registrant for the year ended
December 31, 2002
Annual Report on Form 10-KSB of Registrant for the year ended
December 31, 2003
Annual Report on Form 10-KSB of Registrant for the year ended
December 31, 2004
DEF Proxy statement Schedule 14A (November 21, 2005)
Report on Form 8K (January 6, 2005)
Report on Form 8K of February 14, 2006
Report on Form 8K (Entry into a Material Definitive Agreement) of
March 15, 2006
Form SC 14F-1 (Report of Change in Majority of Directors) March
28, 2006





INFORMATION REQUIRED IN REGISTRATION STATEMENT

ITEM 1. DESCRIPTION OF THE BUSINESS                                 4
Formation of the Company                                            4
ITEM 2. DESCRIPTION OF THE PROPERTIES                               4
Hotel Alta                                                          5
Sunset Reef Marine Hotel                                            5
ITEM 3.  LEGAL PROCEEDINGS                                          5
Hotelera Caltico (Hotel Alta) v. Tributacion                        6
Pinkham and Pinkham v. CAE                                          7
ITEM 3.  CONTROLS AND PROCEDURES                                    7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        8
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS   9
Description of Securities                                           9
Equity Activity                                                      10
ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS                           11
Overview                                                             11
Results of Operations --- Years Ending December 31, 2005 and 2004    12
Liquidity and Capital Resources                                      14
Currency Devaluation                                                 14
ITEM 7. FINANCIAL STATEMENTS                                         15
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                36
Change in Auditors                                                   36
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS           36
Identification of Directors and Executive Officers                   36
Business Experience                                                  37
Family Relationships                                                 39
Involvement in Certain Legal Proceedings                             39
ITEM 10.  EXECUTIVE COMPENSATION                                     40
ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL OWNERS 42
Security Ownership of Certain Beneficial Owners                      42
Security Ownership of Management                                     42
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             44
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                            44
Entry Into A Material Definitive Agreement                           44
VERIFICATION SIGNATURES                                              47
SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS                        50




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

All Company owned facilities were open and operating by the beginning of 1998. On December 31, 2005, the Company had approximately 65 full-time, part-time and contract employees.

Formation of the Company

Central American Equities was formed by the acquisition of several California limited partnerships. In December 1996, CAE combined the assets of four limited partnerships (Cal Tico, L.P. ("Cal Tico"), Ecolodge Partners L.P. ("Ecolodge"), MarineLodge Partners, L.P. ("MarineLodge") and, L.A. Cal L.P. in a form of entity restructuring referred to as a "roll up." Under the terms of the roll-up, each partners' capital account was exchanged for common stock in Central American Equities (a Florida corporation incorporated on January 23,
1996); one share of common stock for each dollar of capital. In exchange for the ownership of the four partnerships, CAE issued 10,881,277 shares of common stock on December 10, 1996. At this point the partnerships dissolved. (For a complete discussion of the creation of CAE and the original limited partnerships, please refer to the 1998 and 1999 Form 10-KSBs).


ITEM 2. DESCRIPTION OF THE PROPERTIES

As of December 31, 2005, CAE consisted of two properties in Costa Rica: Hotel Alta (including Restaurante La Luz) and Sunset Reef Marine Hotel. During 2004, the Company sold Tropicana Restaurant at Playa Carmen (see below). Hotel Alta's land and buildings are owned by Hotelera Cal Tico, S.A., a Costa Rican corporation. Sunset Reef's land and buildings are owned by Sociedad Protectora de la Fauna y Flora de Mal Pais, S.A. a Costa Rican company. As of December 31, 2005, CAE owned 100% of the stock of the following Costa Rican Corporations: Hotelera Caltico, S.A. and Sociedad Protectora de la Fauna y Flora de Mal Pais, S.A.

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


ITEM 3.  LEGAL PROCEEDINGS

Occasionally in the past there have been actions against Central American Equities' subsidiaries in the Costa Rican Labor Court that had been brought by former employees who had been dismissed by the Company due to poor performance or insubordination. These employees dispute the reason for their dismissal and, as such, claim they are entitled to additional monetary compensation. The Company considers these actions to be routine litigation that is incidental to the business (as defined under Reg. Section 228.103). It is anticipated that any contingent liability stemming from these claims would be immaterial to the Company. In 2005 there was no such claims brought against the Company.

Hotelera Caltico (Hotel Alta) v. Tributacion

On November 2002, Hotel Alta owed Tributacion (the Costa
Rican taxing authority) approximately $240,000 in unpaid sales taxes. These taxes have been listed on past balance sheets as an accrued expense and had been fully reported to the government of Costa Rica.

The Costa Rica government offered to all companies in Costa Rica amnesty from interest and penalties for back taxes paid by April 30, 2003. Prior to April 30, 2003, Hotelera Caltico, the Costa Rica subsidiary that owns Hotel Alta, unable to pay these taxes in cash, proposed that the debt be resolved with the exchange of property worth an equivalent value (part of the parcel in Playa Carmen where Restaurante Tropicana is located). It is Hotelera Caltico's contention that Tributacion accepted this offer on or before April 30, 2003 and began a process of appraising the property to determine how much of the tax liability was to be cancelled. However, in August 2003, Tributacion notified Hotelera Caltico that it would not accept the property in lieu of payment (in whole or in part) and demanded that Hotelera Caltico immediately pay the past due taxes with interest and penalties.

Between August 2003 and August 2004 Hotelera Caltico attempted to negotiate with Tributacion concerning the amount of taxes owed and the applicability and legality of interest and penalties related to those taxes. These negotiations were unsuccessful. As such, on September 13, 2004 Hotelera Caltico brought suit against Tributacion in the Costa Rican constitutional court for not accepting the offer of property in exchange for the outstanding tax liability. The refusal of the offer denied the opportunity for Hotelera Caltico to successfully meet the tax amnesty deadline.

Hotelera Caltico has been notified that the constitutional court had declined to accept the case, directing Hotelera Caltico to first present the case in the lower civil courts. As such, in February 2005, Hotelera Caltico initiated the process of filing this case in Costa Rica's civil courts. Believing it has been denied due process and equal treatment under Costa Rican law, management plans to pursue the case vigorously. As of March 31, 2006, the case was still pending in civil court.

It is difficult to evaluate the likelihood of an unfavorable outcome in this case but we estimate it to be at or below 50%. If an unfavorable outcome results, the Costa Rica subsidiary, Hotelera Caltico may be liable for interest and penalties of more than $180,000. Hotelera Caltico has already paid the principal amount of taxes owed in full and has begun to pay the interest and penalty costs on a schedule agreed upon with Tributacion. Due to the Constitutional Court ruling, CAE fully reports on its profit and loss statement in 2005, the interest and penalties owed (the amount has always been reported in the footnotes to the financial statements).

Pinkham and Pinkham v. CAE

On November 2, 2005, Pinkham and Pinkham, the Company's former auditor, sued CAE in the United States District Court for the District of New Jersey, at Civil Action No. 05-CV-4899. Pinkham and Pinkham claimed that CAE owed approximately $105,000 for past auditing services; this sum included alleged unpaid principal and interest. Pinkham and Pinkham also sought to recover its attorney's fees from CAE. Finally, Pinkham and Pinkham claimed that CAE was liable for punitive damages as a result of its purported intentional bad faith in dealing with Pinkham and Pinkham.

CAE denied the material allegations of Pinkham and Pinkham's complaint. CAE asserted that it reached agreement with, and made payments to, Pinkham and Pinkham in respect of Pinkham and Pinkham's bills; and that, in accordance with the agreement, CAE owed a fraction of the claimed $105,000 to Pinkham and Pinkham. On February 3, 2006 CAE settled this case and all potential claims for $30,000.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted several matters to a vote of its security holders during its fiscal year ended December 31, 2005. On December 29, 2005 the Company held its annual meeting at Hotel Alta in Santa Ana, Costa Rica. At the meeting a quorum was certified with 1,274,313 shares present or about 60% of the 2,141,553 shares outstanding at the time. During the meeting:

1.	Richard Wm. Talley, Michael Caggiano, and Jim Voloshin
were elected to the board of directors with a 97%
approval of those shareholders voting.
2.	Killman, Murrell & Company, P.C. was approved as the
auditor for the Corporation with a 98% approval of those
shareholders voting.
3.	The Articles of Incorporation were changed to create a
class of super-voting preferred shares with a 74%
approval of those shareholders voting.
4.	The amount of Common Stock outstanding was increased
from 25,000,000 shares to 100,000,000 shares with a 91%
approval of those shareholders voting.

A full description of these matters can be found in DEF Proxy statement Schedule 14A (November 2005).

The Company submitted no other matters to a vote of its security holders during the 12-month period ended December
31, 2005.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Description of Securities

As of December 31, 2005, the Company's authorized capital stock consisted of 100,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of convertible preferred stock, par value $.001 per share. As of December 31, 2005, 2,141,553 shares of common stock were issued and outstanding and no (0) shares of convertible preferred stock were issued and outstanding.

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

In mid-August 2000, Central American Equities qualified under the new rules of the National Association of Securities Dealers (NASD) and listed its stock on the Over the Counter Bulletin Board ("OTCBB") under the symbol "CENE" (since June 2005 the Company's symbol has been CEAQ). During all of 2004 the stock was listed on the Electronic Pink Sheets. As of March 2005, the Company had again been listed on the OTCBB. Between January 2005 and December 2005 the stock had a range of approximately $0.04 to $2.00 per share. These quotations may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

The number of shareholders of record of the Company's common stock is approximately 230 with approximately 420 stock certificates outstanding. The Company has not paid nor declared any dividends upon its shares of common stock since its inception and, does not contemplate or anticipate paying any dividends upon its shares of common stock in the near future. The transfer agent for the Company's common stock is Olde Monmouth Stock Transfer Company, 200 Memorial Parkway, Atlantic Highlands, NJ 07716.

The Company's board of directors has total discretion as to the issuance and the determination of the rights and privileges of any shares of preferred stock issued by the Company. Such rights and privileges may be detrimental to the rights and privileges of the holders of common stock.

Equity Activity

In early April 2005, Medical Ventures Group, the holder of 1,000,000 shares of Class "A" Convertible Preferred Stock elected to convert those shares to Common Stock. (The Class "A" Convertible Preferred Stock had the following provisions: a) the option to transfer the shares into common stock on a one-for-one basis, b) the same voting rights as common stock, and c) the same liquidation preferences as common stock. ) At the time of conversion, board director
P. James Voloshin held controlling interest in Medical Ventures Group. Subsequent to the conversion, Mr. Voloshin sold the shares of Common Stock to Richard Wm. Talley, a board director of the Company. In March 2005, the board awarded Michael Caggiano, the CEO of the Company 500,000 options to purchase common stock at $0.04 per share. Mr. Caggiano exercised those options. As such, as of May 6, 2005 there were 21,364,268 Shares of Common Stock at $.001 par value and no (0) shares of Class "A" Convertible Preferred Stock issued and outstanding.

In May 2005 the Company awarded several employees of the Company a total of 50,000 shares of Common stock. As such, as of May 22, 2005 there were 21,414,268 Shares of Common
Stock at $0.001 par value and no (0) shares of Class "A"
Convertible Preferred Stock issued and outstanding.

On May 23, 2005, the Company's board of directors unanimously approved a 1 for 10 reverse split of the Company's common stock. This reverse split went into effect at the beginning of business on June 7, 2005 (and the Company's symbol became
CEAQ). This reduced the Company's outstanding shares of common stock to 2,141,553 shares (all fraction-per-certificate ownerships are rounded up). There are no (0) shares of Class "A" Convertible Preferred Stock issued and outstanding.




ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors that have affected the Company's financial position and operations during the fiscal year ended December 31, 2005.

Overview

The Company improved significantly in 2005.   Annual
occupancy for 2005 at Hotel Alta increased by about 31% from 58% occupancy in 2004 to 76% in 2005. In 2005 occupancy at Sunset Reef grew by 36% from 25% to 34%. The Company closed Sunset Reef for two months of the low season to reduce costs, repair the hotel and make important changes in personnel. During the 10 months the hotel was open, occupancy was 41%.

Several management programs over the past few years have continued to help the hotel capture more than its proportional share of the increased tourism. Hotel Alta's redesigned webpage (www.thealtahotel.com) and web-marketing campaigns (including search-engine positioning and strategic placement of click-through advertisements) have resulted in increases in on-line reservations. Hotel Alta's listing on Hotels.com and Expedia.com have increased the Hotel's exposure worldwide. Management has been better able to control inventory by running single-day specials during low occupancy periods. Between FYE 2004 and FYE 2005 Hotel Alta's web reservation revenue has more than tripled to $190,000 or about 28% of room revenue.

The decision to increase the Hotel Alta's attractiveness to the business traveler (with the installation of high-speed internet access in the hotel rooms and the hotel's business center) continue to increase business reservations in both
the high season and especially the low season.   Revenue from
corporate reservations has increased by 60% and now accounts
for fully 31% of hotel occupancy.   Business related events
have increased accordingly.


In 2005, increasing interest in Costa Rica came from European visitors who are looking for eco-travel and a favorable exchange rate. Several European airlines have increased their flights from European capitals to Costa Rica. We have followed this trend and increased our marketing in European countries.

Physical improvements at Sunset Reef have increased the attractiveness of the property. Coupled with a stepped-up program of site visits by wholesalers, bookings through wholesalers and tour operators have increased modestly. Most important for the growth in sales at Sunset Reef has been the increasing interest in the Pura Vida Adventures women's surf camp at the hotel.

Results of Operations --- Years Ending December 31, 2005 and
2004

The following is management's discussion and analysis of significant differences in the Company's financial position and operations between the fiscal year ended December 31, 2004 (FYE 2004) and the fiscal year ended December 31, 2005
(FYE 2005).

Balance Sheet

Between December 31, 2004 and December 31, 2005 the Company's current assets (primarily cash and accounts receivable) decreased by about $85,000. This reflects primarily the use of cash to reduce debt. Total assets had a net decrease of about $250,000 to $5,506,776 primarily as a result of depreciation of approximately $170,000 and the decline in cash.

Between FYE 2004 and FYE 2005, total liabilities increased from $675,000 to $750,000. The major reason for this increase was the $181,000 in penalties and interest related to an outstanding tax debt with Tributacion, the Costa Rican taxing agency. As previously explained (see Litigation), the Company is actively disputing these payments in the Costa Rica civil courts.

Long-term debt declined as the Company reduced the principal on its loan from BCT bank by about $88,000 (note that part of
the BCT debt is classified as current portion).   Debts to
shareholders increased by about $68,000 as interest costs of about $70,000 were added. Accrued expenses increased by about $52,000 (this includes a reduction of principal owed to Tributacion, but the addition of interest and penalties).

Statement of Operations

Revenues at the two hotels are primarily dependent upon the occupancy rates and restaurant and per room charges (although other services are also sold). Between FYE 2004 and FYE 2005 total sales revenue increased from $1,196,630 to 1,412,393 (about 18%). Gross profit increased by 22.5% to $1,007,157. Total operational expenses (cost of services and general and administrative costs) were $1,334,770. This is an increase of about 13% from 2004 and partially reflects additional legal and audit and related filing costs with the SEC.

The Company had a profit of about $78,000 before other expenses and depreciation. During FYE 2005, depreciation was approximately $170,000. Of the approximately $92,000 in interest expense during the period, the majority was for the first time accounting of interest related to shareholder loans. Also for the first time, the Company accounted for interest and penalties related to the taxes owed to Tributacion. This totaled approximately $181,000 (see litigation).

Because of the one time expense related to the Tributacion interest and penalties, net losses (including interest
expenses and depreciation) have increased.   Net loss for FYE
2005 was $367,154. This is approximately $128,000 more than the net loss for FYE 2004. Loss per share is about $0.17. Between December 31, 2004 and December 31, 2005 cumulative losses (retained deficit) grew to about $5.7 million.

Future Direction

Management has been discussing for several years the advantages and disadvantages of continuing to operate its current business while remaining a publicly trading company. Foremost is the cost to the Company of remaining a publicly trading company, as it is expensive and time consuming. For this reason, the board has questioned the value of remaining a publicly trading Company and has reviewed whether it is in the best interests of the shareholders to operate the hotels as a public entity. As such, we have been searching for business opportunity candidates to merge into the Company.

On December 29, 2005, at our annual shareholder meeting, the shareholders approved a new class of preferred shares that permitted the board to vote for a business combination without additional shareholder approval (see Submission of Matters to a Vote of Security Holders).

On March 13, 2006 Central American Equities Corp. and its wholly owned subsidiary, Ostar Acquisition Corp., entered into an Agreement and Plan of Merger with Ostar Pharmaceutical, Inc. Ostar Pharmaceutical owns 60% of Hebei Aoxing Pharmaceutical Group, which is involved in the business of manufacturing and distributing analgesic drugs in the People's Republic of China.

The Agreement provides that at a closing, which is expected to occur later in April 2006, Ostar Pharmaceutical will be merged into Ostar Acquisition Corp., and become a wholly-owned subsidiary of Central American Equities Corp. In connection with the merger, Central American Equities Corp. will issue to the shareholders of Ostar Pharmaceutical 37,858,447 share of common stock and 300 shares of a new Series C Preferred Stock. The Series C Preferred Stock will be convertible into a total of 120,000,000 shares of common stock. Accordingly, the current shareholders of Ostar Pharmaceutical will own, after the merger, on a fully-diluted basis, 157,858,447 shares of Central American Equities Corp common stock, representing 98.7% of the outstanding, fully-diluted common share (for additional information and merger agreements see reports on February and March 2006 on Form
8K).

Liquidity and Capital Resources

To date, Company operations have resulted in losses. During
2005 capitalization was not sufficient to fund necessary expenses. The Company has limited, albeit improving, cash liquidity and capital resources. Although occupancy trends are clearly positive, the Company plans to hold sufficient cash from the sale of assets in reserve to protect against liquidity needs during 2006.

Currency Devaluation

Historically, changes in the rate of exchange between dollars and colones (the Costa Rican currency) have had an insignificant effect on liquidity because the rate of exchange is relatively predictable. The Central Bank eases devaluation pressure on the colon through a system called "mini-devaluation" whereby it decreases the colon's value daily by centimos, establishing a rate that is generally followed by most banks and exchange houses in the country. Over the past few years the colon has devalued against the dollar between about 10% to 15% annually.

Currency devaluations can have a positive effect on the Company's net operating revenues. Although the hotels are in Costa Rica, all hotel rates and restaurant charges are quoted in US dollars (the majority of hotel guests are from the US and other parts of North America) and, as such, hotel revenues are generally unaffected by devaluation of the colon relative to the US dollar. The majority of hotel expenses in Costa Rica (including most salaries) are in colones although during 2005 goods and services experienced significant inflation.


ITEM 7. FINANCIAL STATEMENTS

Audited financial statements for 2004 and 2005 follow. Clyde Bailey, P.C., audited the Company financial statements in 2004 and Killman, Murrell & Company P.C., Certified Public Accountant audited the Company financial statements in 2005.




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

Clyde Bailey P.C.

March 31, 2005
San Antonio, Texas



Report of Independent Public Registered Accounting Firm

Board of Directors
Central American Equities Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Central American Equities Corp. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central American Equities Corp. and Subsidiaries at December 31, 2005 and the results of their operations, and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


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


/s/Killman, Murrell & Company, P. C.
Killman, Murrell & Company, P.C.
April 4, 2006
Odessa, Texas


CENTRAL AMERICAN EQUITY CORP. AND SUBSIDIARIES
BALANCE SHEET
DECEMBER 31, 2005

                         Assets

Current Assets
 Cash and Cash Equivalents                             $  18,749
 Accounts Receivable                                     125,871
 Inventory                                                32,969
 Prepaid Expenses                                            156

  Total Current Assets                                   177,745

Buildings & Equipment, Net Of Accumulated Depreciation 5,329,030

  Total Assets                                        $5,506,775

                Liabilities And Stockholders' Equity

Current Liabilities
 Accounts Payable                                       $142,248
 Accrued Expenses                                        266,357
 Current Portion of Long-Term Debt                        88,000

  Total Current Liabilities                              496,605

Long-Term Debt, less current portion                     100,876
Related Party Long-Term Debt                             153,170

  Total Liabilities                                      750,651

Stockholders' Equity
 Preferred Stock, par value $.001, 1,000,000 shares
  authorized, no shares issued and outstanding                 -
 Common Stock, par value $.001; 100,000,000 shares
  authorized;  2,141,553 shares issued and outstanding     2,142
 Additional Paid-In Capital                           10,422,738
 Accumulated Other Comprehensive Income                   67,847
 Accumulated Deficit                                  (5,736,603)

Total Stockholders' Equity                             4,756,124

Total Liabilities and Stockholders' Equity            $5,506,775

                      See accompanying notes.


          Central American Equity Corp. and Subsidiaries
                     Statements of Operations
      Years Ended December 31,

                                           2005           2004
Revenues                               $1,412,393     $1,196,630

Cost of Services                          405,237        374,525

Gross Profit                            1,007,156        822,105

Operating Expenses
  General and Administrative Expenses     929,533        801,202
  Depreciation Expense                    170,474        171,720

   Total Operating Expenses             1,100,007        972,922

  Loss from Operations                   (92,851)      (150,817)

Other Income (Expense)
  Interest Expense                       (92,905)       (27,647)
  Penalties & Interest on Property Taxes(181,398)             -
  Net Sale of Asset                          -          (59,703)

Loss from Continuing Operations         (367,154)      (238,167)

Provision for Income Taxes                     -               -

Net Loss                               $(367,154)     $(238,167)

Net Loss per Share                     $   (0.17)     $   (0.12)

Weighted Average Shares Outstanding    2,101,553      1,976,427

                      See accompanying notes.



      Central American Equity Corp and Subsidiaries
          Statements of Stockholders' Equity
       For the Years Ended December 31, 2005 and 2004

                                                  Accum.
                                                  Other
                                     Additional   Compre-            Total
Common Stock      Preferred Stock    Paid-In     hensive  Accum.  Stockholder
Shares    Amount  Shares    Amount    Capital    Income    Deficit  Equity

December 31, 2003, as
Previously Reported

19,739,268 $19,739 1,000,000 $1,000 $10,377,016 $81,186 $(5,131,282) 5,347,659

Reverse  Split-
 Common  10 for 1

(17,765,215)(17,765)  -       -       17,765        -         -            -

December 31,
 2003, as Restated

1,974,053   1,974  1,000,000   1,000 10,394,781  81,186 (5,131,282) 5,347,659


Stock Issued for
 Services

12,500     13          -       -       3,112        -          -       3,125

Comprehensive
 Income Other
   -       -           -       -          -    (25,422)        -      (25,422)

Net Loss
   -       -           -       -           -        -     (238,167)   (238,167)

December 31,
 2004

1,986,553 1,987 1,000,000   1,000   10,397,893   55,764 (5,369,449)  5,087,195

Conversion of
 preferred
 stock to
 common stock

100,000    100  (1,000,000) (1,000)       900       -          -            -

Issuance of
 common stock
 from the
 exercise of
 options for
 cash at $.04
 per share

50,000     50         -        -       19,950        -          -       20,000

Issuance of
 common stock
 for services
 at $.08 per
 share

5,000      5          -         -       3,995        -           -       4,000

Comprehensive
 Income Other

  -       -         -         -            -     12,083          -       12,083

Net Loss

  -       -         -         -             -       -      (367,154)   (367,154)

December 31,
 2005

$2,141,553 $2,142   -         -   $10,422,738  $67,847  $(5,736,603) $4,756,124




                    See accompanying notes.







        CENTRAL AMERICAN EQUITY CORP. AND SUBSIDIARIES
                   STATEMENTS OF CASH FLOWS

                                         Years Ended December 31,
                                              2005       2004
Cash Flows from Operating Activities
Net Loss                                  $(367,154)   $(238,167)
 Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Depreciation and amortization             170,474      171,722
  Stock Issued for services                   4,000        3,125
  Unrealized gain on foreign exchange        12,083      (25,422)
  Loss on sale of facilities                    -         38,356
  (Increase) decrease in accts receivable   (37,121)     (23,505)
  (Increase) decrease in inventory           (8,280)       6,789
  (Increase) decrease in prepaid expense      6,082       (2,663)
  Increase (decrease) in accounts payable    43,154       29,376
  Increase (decrease) in accrued expenses    52,678      (54,326)
Net Cash (Used) by Operating Activities    (124,084)     (94,515)

Cash Flows from Investing Activities
  Purchase of property and equipment             -       (53,000)
  Proceeds from sale of facilities               -       635,000
Net Cash Provided (Used) by Investing Act.       -       582,000

Cash Flows from Financing Activities
  Cash recvd from issuance of common stock   20,000         -
  Advances from officers                     68,100    (342,708)
  Payments on loans                         (88,000)    (87,999)
Net Cash Provided by Financing Activities       100    (430,707)

Net Increase in Cash and Cash Equivalents  (123,984)      56,778
Cash & cash equivalents at beginning of yr  142,733       85,955
Cash & Cash Equivalents at End of yr        $18,749     $142,733

Supplemental Disclosure:
  Cash paid for interest                   $ 22,870     $ 27,647

Non-cash transaction:
  Shares issued for service                $  4,000     $  3,125


                  See accompanying notes.





       CENTRAL AMERICAN EQUITY CORP. AND SUBSIDIARIES
            NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2005 AND 2004



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

Marine Lodge Partners L.P. was formed in March 1995 to raise $1 million for the purchase and renovation of the Sunset Reef. MarineLodge Partners was a California limited partnership. Marine Lodge Partners owned 100% of the stock in Bandirma, S.A. Bandirma owned: a) 90% of the Sociedad Protectora De La Fauna y Flora Maritima de Mal Pais S.A., a Costa Rican corporation which owns the land and buildings at Sunset Reef, and b) 100% of


       CENTRAL AMERICAN EQUITY CORP. AND SUBSIDIARIES
              NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2005 AND 2004

1.	Summary of Accounting Policies (continued)

Muxia, S.A. which owns 100% of the land and buildings at Playa
Carmen.

Basis of Consolidation

The consolidated financial statements include the consolidated accounts of Central American Equities Corp. and its subsidiaries. Hoteleria Cal Tico, S.A., Sociedad Protectora De La Fuana y Flora Marintima De Mal Pais, S.F., Ecoprojecto San Luis, S.A. and Confluencia, S.A. are held 100% by the Company. All intercompany transactions and accounts have been eliminated in consolidation.

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

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market and include food, beverages, kitchen, restaurant and bar supplies, stationery, paper, and office supplies, in-room supplies and other miscellaneous items.

Asset Impairment

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment


        CENTRAL AMERICAN EQUITY CORP. AND SUBSIDIARIES
              NOTES TO FINANCIAL STATEMENTS
                DECEMBER 31, 2005 AND 2004

1.	Summary of Accounting Policies (continued)

of assets to be held and used is determined by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by an amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of cost or carrying amount or fair value less costs to sell.

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





         CENTRAL AMERICAN EQUITY CORP. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

1.	Summary of Accounting Policies (continued)

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

Basic earnings per common share are computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

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




     CENTRAL AMERICAN EQUITY CORP. AND SUBSIDIARIES
             NOTES TO FINANCIAL STATEMENTS
               DECEMBER 31, 2005 AND 2004




1.	Summary of Accounting Policies (continued)

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

The fair value of the Company's debt instruments is based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2005 and 2004, respectively, the carrying value of all financial instruments was not materially different from fair value.

Income Taxes

The Company has net operating loss carryovers of approximately $6,017,000 as of December 31, 2005, expiring in the years 2012 through 2020. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, Accounting for Income Taxes, effective July


        CENTRAL AMERICAN EQUITY CORP. AND SUBSIDIARIES
             NOTES TO FINANCIAL STATEMENTS
               DECEMBER 31, 2005 AND 2004

1.	Summary of Accounting Policies (continued)

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







        CENTRAL AMERICAN EQUITY CORP. AND SUBSIDIARIES
              NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2005 AND 2004

1.	Summary of Accounting Policies (continued)

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

2.	Federal Income Tax

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 2005, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $6,017,000, expiring in the year 2020, that may be used to offset future taxable income.

The components of the provision for income tax (expense) benefits are as follows:

                                      Year Ended December 31,
                                         2005            2004
Deferred:
 Federal                               $119,215         $77,332
 State                                   16,522          10,717
 Valuation Allowance                   (135,737)        (88,049)
                                       $      -         $     -



        CENTRAL AMERICAN EQUITY CORP. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS
                  DECEMBER 31, 2005 AND 2004

2.	Federal Income Tax (Continued)

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

At December 31, 2005 and 2004 deferred taxes consisted of the following:

                                       Year Ended December 31,
                                           2005	        2004
 Deferred tax assets:
   Net operating loss carryforward     $2,077,881   $1,953,049
   Less valuation allowance            (2,077,881)  (1,953,049)
                                       $       -    $        -

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2005 and 2004 totaled $124,832 and $88,049, respectively. The net operating loss carry-forward expires in year 2020. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.

At that time, the allowance will either be increased or reduced;
reduction could resulting the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.









       CENTRAL AMERICAN EQUITY CORP. AND SUBSIDIARIES
             NOTES TO FINANCIAL STATEMENTS
               DECEMBER 31, 2005 AND 2004

3.Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $367,154 during the year ended December 31, 2005 that raise substantial doubt about the entity's ability to continue as a going concern.

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

4.	Buildings and Equipment

As of December 31, 2005 plant and equipment consisted of the following:

  Land                                                $  249,547
  Buildings                                            5,995,553
  Machinery and equipment                                125,535
  Furniture and fixtures                                 286,635
  Computer equipment                                      73,668
    Total                                              6,730,938

Less accumulated depreciation                         (1,401,908)

                                                      $5,329,030

Depreciation expense in the amount of $170,474 and $171,722 has been recorded for the years ended December 31, 2005 and 2004 respectively.















     CENTRAL AMERICAN EQUITY CORP. AND SUBSIDIARIES
           NOTES TO FINANCIAL STATEMENTS
             DECEMBER 31, 2005 AND 2004

5.	Common and Preferred Stock

During the year ended 2005 and 2004 a total of 550,000 and 125,000 shares of common stock was issued to directors and employees, respectively. The stock was valued at between $0.04 and $0.08 per share in 2005 for a total of $24,000 and $.025 per share in 2004 for a total of $3,125.

In April 2005, the holder of 1,000,000 shares of the Company's
Class "A" Convertible Stock converted those shares into the Company's common stock on a one-for-one basis.

In May 2005, the Company's board of directors approved a 1-for-10 reverse split of the Company's common stock effective June 7, 2005.

   Common Stock Outstanding Before Reverse Split    21,414,268
   Reverse Split 1 for 10                          (19,272,715)
   Common Stock Outstanding After Reverse Split      2,141,553

A total of 2,141,553 shares of common stock were outstanding as of December 31, 2005.

6.	Long Term Debt

The Company has $188,876 outstanding against a $500,000 line of credit with Banco BCT, which bears interest at the prime rate plus
3%.   In February 2002, the Company restructured the loan.  The
new terms include a loan term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments in year one will vary from $3,000 to $12,000. The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

Future principal payments on long-term debt at December 31, 2005 are as follows:

               2006          $88,000
               2007          100,876


     CENTRAL AMERICAN EQUITY CORP. AND SUBSIDIARIES
         NOTES TO FINANCIAL STATEMENTS
          DECEMBER 31, 2005 AND 2004




7.	Notes Payable - Related Parties

Notes payable to related parties consists of the following at December 31, 2005:

  Notes payable to stockholders, various dates
  interest rate  5%, no set terms for repayment,
  unsecured                                            $153,170

  Total                                                $	153,170

8.	Leases

The Company has a month-to-month lease for 1 acre of property.
Minimum rentals in the years ending December 31, 2005 and 2004 are $18,000 and $18,000, respectively.

9. Commitments and Contingencies


Included as a liability on the balance sheet is an accrued expense in the amount of approximately $181,000 relating to penalties and interest for non-payment of sales taxes for Hotel Alta.

Penalties and interest were not included as the government had an amnesty program that forgave penalties and interest on all past taxes paid by April 30, 2003. The Company planned to have the cash available to pay past taxes by selling a beach property called Tropicana before April 30. Instead, through negotiations with the government the Company offered part of the property to the government in lieu of payment. Before April 30 the government accepted the property and began an appraisal to see how much of the past taxes it would cover. In August 2003, the government reversed course on the offer to accept the property. They demanded full payment of the back taxes including penalties and interest. As of the report date, the Company has paid down the principle tax liability of about $240,000 and part of the interest and penalties (but is continuing to dispute the interest and penalties.)





      CENTRAL AMERICAN EQUITY CORP. AND SUBSIDIARIES
             NOTES TO FINANCIAL STATEMENTS
                DECEMBER 31, 2005 AND 2004

10.	Sale of Asset

On June 15, 2004, the Company sold the property known a "the Tropicana" to unrelated parties for a total of $635,000. The funds were used to reduce debt and pay the accrued expenses relating to tax owned. The sale resulted in a loss of $59,703 as recorded in the statement of operations for the year ended December 31, 2004.

11.	Subsequent Event

On March 13, 2006 Central American Equities Corp. and its wholly-owned subsidiary, Ostar Acquisition Corp., entered into an Agreement and Plan of Merger with Ostar Pharmaceutical, Inc. Ostar Pharmaceutical owns 60% of Hebei Aoxing Pharmaceutical Group, which is involved in the business of manufacturing and distributing analgesic drugs in the People's Republic of China.

The Agreement provides that at a closing, which is expected to occur later in April 2006, Ostar Pharmaceutical will be merged into Ostar Acquisition Corp., and become a wholly-owned subsidiary of Central American Equities Corp. In connection with the merger, Central American Equities Corp. will issue to the shareholders of Ostar Pharmaceutical 37,858,447 share of common stock and 300 shares of a new Series C Preferred Stock. The Series C Preferred Stock will be convertible into a total of 120,000,000 shares of common stock. Accordingly, the current shareholders of Ostar Pharmaceutical will own, after the merger, on a fully-diluted basis, 157,858,447 shares of Central American Equities Corp common stock, representing 98.7% of the outstanding, fully-diluted common shares.
On the same date, Michael Caggiano, Richard Wm. Talley, and
P. James Voloshin, the principal shareholders of Central American Equities Corp. (the "Principal Shareholders"), entered into a Put and Call Option Agreement with Warner

Technology and Investment Corp. The Agreement provides that the Principal Shareholders can require Warner Technology to purchase, or Warner Technology can require the Principal Shareholders to sell, 551,415 shares of Central American Equities Corp. common stock within a specified time period.



    CENTRAL AMERICAN EQUITY CORP. AND SUBSIDIARIES
           NOTES TO FINANCIAL STATEMENTS
           DECEMBER 31, 2005 AND 2004

11.	Subsequent Event (continued)

On the same date, Central American Equities Corp. entered into a Subsidiary Purchase Agreement with the Principal Shareholders. The Agreement provides that at any time during the period commencing 90 days after closing of the merger and ending 180 days after closing of the merger, Central American Equities Corp. may require the Principal Shareholders to purchase, or the Principal Shareholders may require Central American Equities Corp. to sell, all of the Costa Rican corporations that are, at present, the subsidiaries of Central American Equities Corp.





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company's auditor is Killman, Murrell & Company P.C. At no time have there been any disagreements with our auditor regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Change in Auditors

The 2004 financial statements in this filing were audited by Clyde Bailey, P.C., C.P.A. At a board of directors meeting held on September 15, 2005, the Board of Directors of Central American Equities Corp. accepted the resignation of Clyde Bailey, P.C. as its Certified Accountant for the fiscal years ended December 31, 2002, December 31, 2003 and December 31, 2004.

At no time did Clyde Bailey's financial statements contain an adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope, or accounting principles. Nor were there any disagreements with Clyde Bailey, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

At a board of directors meeting held on September 21, 2005, the Board of Directors engaged Killman, Murrell & Company,
P.C. Certified Public Accountants as the principal accountant for the Company. Central American Equities Corp. has authorized Clyde Bailey, P.C. to respond fully to the inquiries of the successor accountant.

The financial statements filed with the Company's 10-QSB for the three-month period ended June 30, 2005 were not reviewed in accordance with Item 310 of Regulation SB. The Company's new auditor (Killman, Murrell & Company, P.C.), reviewed these financial statements and the Company filed an amended 10-QSB for the three-month period ended June 30, 2005.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Company during 2005. Mr. Talley was elected to the board of directors on 01/20/97. In
September 1998, Mr. Caggiano became the consulting CEO and
President of CAE and a board member of CAE.

In April 2004, Dr. P. James Voloshin was elected to serve the remainder of the unfinished term of Mr. W.F.O. Rosenmiller. At a shareholder meeting of the Company held on December 29, 2005. Mr. Talley, Mr. Caggiano, and Dr. Voloshin were re-elected to the board of directors and will serve until the next meeting of the shareholders.


Name            Position Held       Dates               Age

Richard Wm.    Chairman/Director   1/1997 to            63
Talley                              current

Michael        President/CEO/Dir   9/1998 to            52
Caggiano                            current


Dr. P. James    Secretary/Dir       4/2004 to           64
Voloshin                             current



Business Experience

RICHARD Wm. TALLEY, Chairman and Director of Central American Equities Corp (age 63, time spent on company business: 10 percent). Mr. Talley was (with Mr. King) a representative of Cal TKCo, S.A., the general partner in several of the California Limited Partnerships that raised the seed money for the Costa Rican corporations that built the hotels (see
Item 1, Description of Business). As of August 1999, Mr. Talley has been the CEO of Talley and Co., an investment banking and general securities company located in Irvine, California.

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

MICHAEL N. CAGGIANO, Ph.D. President, Consulting Chief Executive Officer, and Director of Central American Equities (age: 52, time spent on company business: ninety percent). Dr. Caggiano is also a officer and owner of Talley & Co. During 2000, Dr. Caggiano was also a Director of Cafe Britt, a roaster and distributor of premium Costa Rican coffee.

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

P. JAMES VOLOSHIN, M.D., Secretary and Director of Central American Equities Corp (age 64, time spent on Company business: one percent). Dr. Voloshin, was selected to replace Mr. Rosenmiller on the board of directors in April 2004 and was elected to the board at the shareholder's meeting in May
2004.   Dr. Voloshin has been a director of MedPlus Inc., a
public company since January 1996. Dr. Voloshin is a plastic surgeon and has been President of the Newport Surgery Institute, located in Newport Beach, California, since 1986. Dr. Voloshin co-founded Surgical Funding Group, Inc. in 1992 and was its President until the company was acquired by MedPlus Inc. in November 1995. Dr. Voloshin is or has been a member of ten medical societies including the American Society of Plastic Surgery.

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


ITEM 10.  EXECUTIVE COMPENSATION

The Company has no stock option or stock appreciation rights, long-term or other incentive compensation plans, deferred compensation plans, stock bonus plans, pension plans, or any other type of compensation plan in place for its executive officers, or directors except as noted in the table and footnotes listed below.

The following table sets forth the total compensation of current officers and directors during the fiscal years ended December 31, 2002 through 2005. The footnotes are an integral part of the table. No officer or director of the Company earned more than $100,000 from the Company during such fiscal years. The Company granted no stock options in fiscal year 2004 and no stock options were exercised in 2004. The Company granted 500,000 stock options at $0.04 in 2005 and they were exercised immediately.




Name & Title     Year   Salary Restricted   Securities   Other
                              Stock      Underlying Compensation
                                        Options/SARs

Michael Caggiano
 President & CEO 2002   $75,000  700,000     300,000(1)    (2)
                 2003   $75,000  700,000                   (2)
                 2004   $75,000   25,000 (3)               (2)
                 2005   $80,000              500,000 (5)   (2)

Richard Talley
 Chairman        2002        0        0            0        0
                 2003        0        0            0  $19,800(4)
                 2004     $500   25,000 (3)        0        0
                 2005     $500        0            0        0


P. James Voloshin
 Director        2004     $500   25,000 (3)        0        0
                 2005     $500                     0        0



NOTES:
(1) In the fourth quarter of 2002 the board granted options to Mr. Caggiano as follows: 100,000 shares @ $0.10; 100,000 shares @ $0.15; and 100,000 shares @ $0.20 (all to expire in 2007).
(2) In addition to salary, the board compensates Mr. Caggiano with a room, food and laundry in the hotels when needed and motor vehicle (receipt pending cash for purchase).
(3) At the shareholder meeting on May 15, 2004, the Company granted board directors (Talley, Voloshin, Caggiano) each 25,000 shares of common stock as compensation for board services. To defer board expenses, the board also approved a $500 payment per non-telephonic board meeting for non-employee board members (Talley and Voloshin).
(4) During the fourth quarter of 2003, the Company raised cash by selling securities. The Company paid Richard Wm. Talley, a director of the Company, $19,800 (10% of gross proceeds) in commission on the sale of the stock.
(5) In the second quarter of 2005 the board granted options to Mr. Caggiano as follows: 500,000 shares @ $0.04.




ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN
BENEFICIAL OWNERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who owned more than five percent of the Company's total common stock as of December 31, 2005:


Name                  Number of Shares  Percent of   Class
                       Beneficially       Total     of Stock
                           Owned

Richard Wm. Talley        174,443         8.2% 	      Common
Hotel Alta, Alto
de las Palomas,
Santa Ana, Costa Rica


Michael Caggiano          212,120         9.9%        Common
Hotel Alta, Alto de
las Palomas,
Santa Ana, Costa Rica

P. James Voloshin         164,852         7.7%        Common
360 San Miguel Dr.
Suite 406
Newport Beach, CA

Total Held by Board       551,415 	       25.7%        	Common

Total Outstanding       2,141,553      	100.0%         Common

Shares of P. James Voloshin are held in P.J. Voloshin MD Inc.
Pension Fund and PJ Voloshin.


Security Ownership of Management

The following sets forth the shareholdings of the Company's directors and executive officers as of December 31, 2005:



Name                  Number of Shares  Percent of   Class
                       Beneficially       Total     of Stock
                           Owned

Richard Wm. Talley        174,443         8.2%       Common
Hotel Alta, Alto
de las Palomas,
Santa Ana, Costa Rica


Michael Caggiano          212,120         9.9%       Common
Hotel Alta, Alto de
las Palomas,
Santa Ana, Costa Rica

P. James Voloshin         164,852         7.7%       Common
360 San Miguel Dr.
Suite 406
Newport Beach, CA

Total Held by Board       551,415 	       25.7%      Common

Total Outstanding       2,141,553      	 100.0%      Common

Shares of P. James Voloshin are held in P.J. Voloshin MD Inc.
Pension Fund and PJ Voloshin.



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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are filed with this Form 10-KSB. Additional information may be found in the Annual Report on Form 10-KSB of the Registrant for the year ended December 31, 1998, 1999, 2000, 2001, 2002, 2003 and 2004.

No reports were filed on Form 8-K during the last quarter of the period covered by this report. However a proxy report (DEF Proxy statement Schedule 14A) was filed on November 21, 2005.

Several additional reports have been filed during 2006:

  Report on Form 8K (January 6, 2005)
  Report on Form 8K of February 14, 2006
  Report on Form 8K (Entry into a Material Definitive Agreement)
   of March 15, 2006
  Form SC 14F-1 (Report of Change in Majority of Directors)
    March 28, 2006

The January 6 report announces the results of the shareholder meeting of December 29, 2005. The remaining reports are announcements related to the Ostar merger agreements. AS brief summary is below.

Entry Into A Material Definitive Agreement

On March 13, 2006 Central American Equities Corp. and its wholly-owned subsidiary, Ostar Acquisition Corp., entered into an Agreement and Plan of Merger with Ostar Pharmaceutical, Inc. Ostar Pharmaceutical owns 60% of Hebei Aoxing Pharmaceutical Group, which is involved in the business of manufacturing and distributing analgesic drugs in the People's Republic of China.
The Agreement provides that at a closing, which is expected to occur later in April 2006, Ostar Pharmaceutical will be merged into Ostar Acquisition Corp., and become a wholly-owned subsidiary of Central American Equities Corp. In connection with the merger, Central American Equities Corp. will issue to the shareholders of Ostar Pharmaceutical 37,858,447 share of common stock and 300 shares of a new Series C Preferred Stock. The Series C Preferred Stock will be convertible into a total of 120,000,000 shares of common stock. Accordingly, the current shareholders of Ostar Pharmaceutical will own, after the merger, on a fully-diluted basis, 157,858,447 shares of Central American Equities Corp common stock, representing 98.7% of the outstanding, fully-diluted common shares.
On the same date, Michael Caggiano, Richard Wm. Talley, and
P. James Voloshin, the principal shareholders of Central American Equities Corp. (the "Principal Shareholders"), entered into a Put and Call Option Agreement with Warner Technology and Investment Corp. The Agreement provides that the Principal Shareholders can require Warner Technology to purchase, or Warner Technology can require the Principal Shareholders to sell, 551,415 shares of Central American Equities Corp. common stock within a specified time period. On the same date, Central American Equities Corp. entered into a Subsidiary Purchase Agreement with the Principal Shareholders. The Agreement provides that at any time during the period commencing 90 days after closing of the merger and ending 180 days after closing of the merger, Central American Equities Corp. may require the Principal Shareholders to purchase, or the Principal Shareholders may require Central American Equities Corp. to sell, all of the Costa Rican corporations that are, at present, the subsidiaries of Central American Equities Corp.
Three agreements were filed with the 8K including:

10-a	Agreement and Plan of Merger dated March 13, 2006 among
Ostar Pharmaceutical, Inc., Ostar Acquisition Corp. and
Central American Equities Corp.
10-b	Put and Call Option Agreement dated March 13, 2006 among
Warner Technology and Investment Corp. and Richard Wm.
Talley, Michael Caggiano and P. James Voloshin.
10-c	Subsidiary Purchase Agreement dated March 13, 2006 among
Central American Equities Corp. and Richard Wm. Talley,
Michael Caggiano and P. James Voloshin.





VERIFICATION SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this registration to be signed on its behalf by the undersigned, thereunto duly authorized.


CENTRAL AMERICAN EQUITIES CORP.



/s/ Michael N. Caggiano
----------------------------------------------
Name: Michael N. Caggiano
Title: President, Chief Executive Officer and Chief Financial Officer
Date:   March 31, 2006


CENTRAL AMERICAN EQUITIES CORP.



/s/ Richard Wm. Talley
----------------------------------------------
Name: Richard Wm. Talley
Title: Chairman and Director
Date:   March 31, 2006




CENTRAL AMERICAN EQUITIES CORP.



/s/ P. James Voloshin
----------------------------------------------
Name: P. James Voloshin
Title: Director
Date:   March 31, 2006




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

/s/ Michael N. Caggiano
----------------------------------------------
Michael N. Caggiano
President, Chief Executive Officer and Chief
Financial Officer
March 31, 2006



SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

I Michael N. Caggiano, hereby certify that:

1. The annual report of the registrant on Form
10-KSB for the year ended December 31, 2005 fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of the dates and for the periods expressed in the quarterly report.

/s/ Michael N. Caggiano
----------------------------------------------
Name: Michael N. Caggiano
Title: President, Chief Executive Officer and Chief
Financial Officer
Date:   March 31, 2006