Form 10QSB
period 2006-03-31
CENTRAL AMERICAN EQUITIES CORP.
filed 2006-05-17
CIK 1060426

US SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                            FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2006.

( ) Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from
to               .

               Commission File Number 0-24185

                CENTRAL AMERICAN EQUITIES CORP.
  Florida                                       65-0636168
  (State or other jurisdiction of             (IRS Employer
  incorporated or organization)               Identification No.)

          100 Wall Street, 15th Floor, New York, NY 10005
             (Address of Principal Executive Offices)

                     (212) 232-0120 ext. 221
       (Registrant's telephone number, including area code)


                    Hotel Alta, Alto de las Palomas
                       Santa Ana, Costa Rica
                Mailing Address: Interlink 964, PO Box 02-5635,
                           Miami, FL   33102
            (Former Address if Changed Since Last Report)

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve (12) months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES (X) NO( ).

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act) YES [  ] NO [X]

The number of shares outstanding on May 16, 2006 of each of the issuer's classes of common equity:


           40,000,000 shares of Common Stock, $.001 par value

Transitional Small Business disclosure format (check one)
YES [  ]  NO [ X ]

DOCUMENTS INCORPORATED BY REFERENCE:  None.




PART I: FINANCIAL INFORMATION

         CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
               Consolidated Balance Sheet
                        UNAUDITED

                                                     March 31, 2006

ASSETS

Current assets
  Cash and cash equivalents                              19,511
  Account receivable                                    107,767
  Inventory                                              33,497
  Prepaid expenses                                          155
 Total Current Assets                                   160,930

Buildings and equipment,
  Net of depreciation                                 5,286,723

Total Assets                                          5,447,653

LIABILITY & STOCKHOLDER EQUITY

Current liabilities
  Accounts payable                                      114,809
  Note Payable Current Portion                           88,000
  Accrued expenses                                      218,223
 Total Current Liabilities                              421,032

Long-Term Liabilities
  Long term debt                                         68,661
  Due to shareholders                                   184,596
 Total Long-Term Liabilities                            253,257

Total Liabilities                                       674,289

Stockholders' equity
 Common stock - $.001 par value;
  100,000,000 authorized, 2,141,553
  issued and outstanding                                   2,142
 Preferred stock - $.001 par value;
  1,000,000 shares authorized,
  0 issued and outstanding                                     0
 Super voting preferred stock - no par
  value; 10,0000 shares authorized, issued
  and outstanding.                                             0

Additional paid-in capital                            10,422,738
Accumulated other comprehensive
  Income                                                  60,320
Retained deficit                                      (5,711,836)
                                                       4,773,364

Total liabilities & stockholders' Equity               5,447,653

See Notes to Consolidated Financial Statements



      CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
            Consolidated Statement of Operations

For the three month period ended March 31,

                                      2006               2005
                                   unaudited           unaudited


Revenues                         $   410,121       $   419,617

Cost of Services                      99,557           110,610
Gross Profit                         310,564           309,007

Operations
     General & Administrative        205,004           199,465
     Depreciation                     42,307            42,930

                                     247,311           242,395

Other Expense
  Interest Expense                     5,824            72,088
  Past Tax-Due Penalties              32,661                 0

                                      38,486            72,088

Income taxes                               0                 0

NET INCOME (Loss)           $         24,767        $  (5,476)

Weighted Average share of
Common Stock Outstanding           2,141,553        19,864,268

Net Gain (Loss) per Common Share    $    .01      $      ( .01)

Net Gain (Loss) per Fully Diluted
  Share                     $            .01          $  ( .01)





See Notes to Consolidated Financial Statements


                    CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                               Statements of Cash Flow
                                     Unaudited
                          For the Three Months Ended March 31,

                                              2006           2005

Cash flows from operating activities:   $     24,767    $  16,366

Net Income
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Unrealized Loss on Foreign Exchange         (7,527)       (6,023)
  Depreciation and amortization               42,307        42,930

Decrease (increase) in:
  Accounts receivable                         18,104        (2,013)
  Inventory                                     (528)          845
  Prepaid expense and other                        0         4,451

(Increase) decrease in:
  Accounts payable                           (27,439)       (10,206)
  Accrued expenses                           (48,134)       (65,613)

Net cash used in operating activities:         1,550        (19,263)

Cash flows from investing activities:
  Capital expenditures                             0        (23,857)

Net cash used in investing activities              0        (23,857)

Cash flows from financing activities:
  Proceeds from loans                        (32,215)       (36,000)
  Proceeds from loans from officers           31,426         56,505

Net cash provided by financing activities:      (789)        20,505

Net increase (decrease) in cash                  761        (22,615)

Cash - beginning of period                    18,749        128,966

Cash - end of period                          19,511        106,351



Supplemental Disclosures of cash flow information:

Cash Paid for Interest                         7,005        72,088
Cash Paid for Income Taxes                         0             0

Non-cash Transactions:

Shares Issued for Services                         0             0


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

Financial Statement Presentation

The consolidated unaudited interim financial statements of the Company as of March 31, 2006 and for the three month periods ending March 31, 2006, included herein, have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2005 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated un-audited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position of the Company as of March 31, 2006, and the results of their operations for the three month periods ending March 31, 2006 and 2005, and their cash flows for the three months ending March 31, 2006 and 2005.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2005 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

The fair value of the Company's debt instruments is based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At March 31, 2006, the carrying value of all financial instruments was not materially different from fair value.


      CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements

Note 1 -Summary of Accounting Policies (continued)

Income Taxes

The Company has net operating loss carryovers of approximately $6 million as of March 31, 2006, expiring in the years 2012 through 2020. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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

Note 2 -Going Concern

The Company has incurred approximately $6 million in net operating loses that raise substantial doubt about the entity's ability to continue as a going concern. However, the Company did record a net profit for the three months ending March 31, 2006 of approximately $25,000.

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


             CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

Note 3 -Property and Equipment

As of March 31, 2006 plant and equipment consisted of the following:

Land                              $249,547
Buildings                        5,995,553
Machinery and equipment            125,535
Furniture and fixtures             286,635
Computer equipment                  73,668
                                 6,730,938

Less accumulated depreciation   (1,444,215)

                              $  5,286,723


Depreciation expense in the amount of $42,307 and $42,930 has been recorded for the three months ended March 31, 2006 and 2005 respectively.

Note 4 - Common Stock

A total of 2,141,553 shares of common stock were outstanding as of December 31, 2005 and as of March 31, 2006.

Note 5 - Super-Voting Preferred Stock

In February 2006, the Company issued 10,000 shares of Super-Voting Preferred Stock to its board members. Each preferred share of this class of stock will be entitled to 1,000 votes. This new class of preferred stock enables the board of directors to vote a majority of the Company's stock to enable the Company to complete a business combination in the future without the necessity of an additional shareholder meeting.

Note 6 -Notes Payable

The Company has $156,661 outstanding against a $500,000 line of credit with Banco BCT, which bears interest at the prime rate
plus 3%.   In February 2002, the Company restructured the loan.
The new terms include a loan term of 70 months; an annual interest rate of prime plus 3.75%, and monthly principal payments that vary with the high and low occupancy periods of Hotel Alta. Monthly principal payments in year one will vary from $3,000 to $12,000.

The funds advanced under this line of credit were utilized to supplement cash flow for operating expenses and construction costs. The note is collateralized by property of the Company.

                    CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements

Note 7 -Notes Payable - Related Parties

Notes payable to related parties consists of the following at March 31, 2006:

  Notes payable to stockholders, various dates
  no set terms for repayment, unsecured                $184,596

  Total                                             $   184,596

Note 8 -  Commitments and Contingencies

The Company has a month-to-month lease for 1 acre of property.
Minimum rentals for the three months ended March 31, 2006 and 2005 are $4,500, respectively.

Included as a liability on the balance sheet is an accrued expenses in the amount of approximately $140,000 for non-payment of sales taxes for Hotel Alta. The amount listed is an accurate reflection on the amount past due at this time including penalties and interest.

Note 9.	Subsequent Event

On March 13, 2006 Central American Equities Corp. and its wholly-owned subsidiary, Ostar Acquisition Corp., entered into an Agreement and Plan of Merger with Ostar Pharmaceutical, Inc. Ostar Pharmaceutical owns 60% of Hebei Aoxing Pharmaceutical Group, which is involved in the business of manufacturing and distributing analgesic drugs in the People's Republic of China.

The Agreement provided that at a closing, Ostar Pharmaceutical will be merged into Ostar Acquisition Corp., and become a wholly-owned subsidiary of Central American Equities Corp. In connection with the merger, Central American Equities Corp. will issue to the shareholders of Ostar Pharmaceutical 37,858,447 share of common stock and 300 shares of a new Series C Preferred Stock. The Series C Preferred Stock will be convertible into a total of 120,000,000 shares of common stock. Accordingly, the current shareholders of Ostar Pharmaceutical will own, after the merger, on a fully-diluted basis, 157,858,447 shares of Central American Equities Corp common stock, representing 98.7% of the outstanding, fully-diluted common shares.





                 CENTRAL AMERICAN EQUITIES CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 9.	Subsequent Event (continued)

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

The closing of the merger occurred on April 18, 2006 and was reported on Form 8-K filed with the SEC on April 24, 2006.



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

As of March 31, 2006, CAE owned Hotel Alta in Santa Ana (a suburb of the capital city of San Jose) and Sunset Reef (on the Pacific Ocean in Mal Pais near the protected Cabo Blanco Reserve). CAE also owned and operated La Luz Restaurant (located in Hotel Alta) and ATP-Costa Rica (a full-service reservation, travel planning and in-bound tour operation based in Costa Rica).

The first year of full operation of the Company's hotels was 1998. On March 31, 2006, the Company had approximately 61 full-time, part-time and contract employees.

The following is management's discussion and analysis of significant factors that affected the Company's financial position during the three-month period ended March 31, 2006.

Results of Operations

Comparison of Operations for the 3-Month Periods Ended March 31,
2006 and 2005

The first quarter of the year is the traditional high season for tourism in Costa Rica. During this quarter, the Company had good results although mixed compared to the same period in 2005. During the first three months of 2006, occupancy at Hotel Alta was 83% compared to 89% in 2005. Although occupancy dropped, the average room rate jumped from $97 to $104. Part of the reason for the drop in occupancy was a change in reservations policy (although anecdotal evidence suggests that tourism to Costa Rica's central valley has slowed during this quarter government statistics are not yet available to confirm this).
In 2006, Hotel Alta stopped intentionally overbooking the hotel, choosing instead to anger fewer guests and, reduce expenses related to the need to reserve overflow rooms at neighboring hotels. On the whole, room revenue stayed about equal to the previous years.

Sunset Reef's growth was similar. During the first three months of 2006, overall occupancy at Sunset Reef decreased as the (privately run) Surf Camp drew fewer participants, but average room rates and total revenue increased. Occupancy at both Hotel Alta and Sunset Reef was expected to be somewhat lower in 2006 than in 2005 because Easter week, always a high-occupancy period at the beach, is celebrated in April in 2006 while it was celebrated in March in 2005.

As a result, during the first quarter of 2006, corporate
revenues dropped slightly.   During the three-month period ended
March 31, 2006, revenues were $410,121. This represents a decrease of approximately $9,000 from the same period in 2005. As revenues decreased, operational expenses (cost of services and general and administrative costs) also declined. During the three-month period ended March 31, 2006, total operational expenses were about $304,000. This represents a decrease of approximately $5,500 or about 2% from the same period in 2005.

Net income turned positive in the first quarter of 2006 (there was a loss recorded in 2005). During the three-month period ended March 31, 2006 the Company earned approximately $105,000 before depreciation of about $42,000 and interest costs and "other expenses" of about $38,000. Approximately $33,000 of "other costs" represents penalties and interest on taxes previously owed (see legal proceedings). The net income, including depreciation, interest and "other expenses" was $24,767. This is an increase of about $30,000 over 2005.

The Company balance sheet has also improved.   The Company
continued to pay down its $500,000 note to BCT. As of March 31, 2006, the loan to BCT had a balance of about $157,000, a reduction of $32,000 during the three-month period (some of the balance is accounted for in the "Note Payable: Current Portion" of the balance sheet). Accrued expenses (which includes interest and penalties on taxes owed to Tributacion, the Costa Rica tax authority) declined by 48,000. It is here, in accrued expenses that the balance sheet fully shows a contingency in the event that Hotel Alta loses its suit against Tributacion (see
Item 1 below for a full discussion). Total liabilities declined by about $76,000.

Future Direction

During its annual meeting held on May 15, 2004 management discussed the advantages and disadvantages of continuing to operate its current business while remaining a publicly trading company. Foremost was the cost to the Company of remaining a publicly trading company, as it is expensive and time consuming. For this reason, the board questioned the value of remaining a publicly trading Company and began to search earnestly for a merger partner.

The search culminated on March 13, 2006 when Central American Equities Corp. and its wholly-owned subsidiary, Ostar Acquisition Corp., entered into an Agreement and Plan of Merger with Ostar Pharmaceutical, Inc. Ostar Pharmaceutical owns 60% of Hebei Aoxing Pharmaceutical Group, which is involved in the business of manufacturing and distributing analgesic drugs in the People's Republic of China.

The Agreement provided that at a closing after the end of the quarter, Ostar Pharmaceutical would merge into Ostar Acquisition Corp., and become a wholly-owned subsidiary of Central American Equities Corp. In connection with the merger, Central American Equities Corp. will issue to the shareholders of Ostar Pharmaceutical 37,858,447 share of common stock and 300 shares of a new Series C Preferred Stock. The Series C Preferred Stock will be convertible into a total of 120,000,000 shares of common stock. Accordingly, the current shareholders of Ostar Pharmaceutical will own, after the merger, on a fully-diluted basis, 157,858,447 shares of Central American Equities Corp common stock, representing 98.7% of the outstanding, fully-diluted common shares.
On the same date, Michael Caggiano, Richard Wm. Talley, and P. James Voloshin, the principal shareholders of Central American Equities Corp. (the "Principal Shareholders"), entered into a Put and Call Option Agreement with Warner Technology and Investment Corp. The Agreement provides that the Principal Shareholders can require Warner Technology to purchase, or Warner Technology can require the Principal Shareholders to sell, 551,415 shares of Central American Equities Corp. common stock within a specified time period.
On the same date, Central American Equities Corp. entered into a Subsidiary Purchase Agreement with the Principal Shareholders. The Agreement provides that at any time during the period commencing 90 days after closing of the merger and ending 180 days after closing of the merger, Central American Equities Corp. may require the Principal Shareholders to purchase, or the Principal Shareholders may require Central American Equities Corp. to sell, all of the Costa Rican corporations that are, at present, the subsidiaries of Central American Equities Corp.

The closing for these agreements occurred on April 18, 2006.

Liquidity and Capital Resources

During the first three months of 2006, the Company recorded
positive net income of approximately $25,000.   However, prior
to this filing, Company operations had resulted in losses. The Company has limited, albeit improving, cash liquidity and capital resources. The Company plans to hold sufficient cash in reserve to protect against cash flow needs during 2006.

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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the last fiscal quarter.





PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Occasionally in the past there have been actions against Central American Equities' subsidiaries in the Costa Rican Labor Court that had been brought by former employees who had been dismissed by the Company due to poor performance or insubordination.
These employees dispute the reason for their dismissal and, as such, claim they are entitled to additional monetary compensation. The Company considers these actions to be routine litigation that is incidental to the business (as defined under Reg. Section 228.103). It is anticipated that any contingent liability stemming from these claims would be immaterial to the Company. In the first quarter of 2006 there were no such claims brought against the Company.

Legal Proceeding and Potential Liability

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

It is difficult to evaluate the likelihood of an unfavorable outcome in this case but we estimate it to be at or below 50%. If an unfavorable outcome results, the Company may be liable for interest and penalties of more than $181,000. The Company fully accounts for the interests and penalties in the balance sheet under accrued expenses and to date, through a payment plan, has reduced the amount ot approximately 140,000.


ITEM 2. CHANGES IN SECURITIES

No common stock or preferred shares were sold or issued during this three-month period. As of March 31, 2006 the Company had 2,141,553 shares of Common Stock issued and outstanding.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not default upon any securities of any kind during the three-month period that ended on March 31, 2006.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matter to a vote of its security holders during the three-month period ended March 31, 2006.


ITEM 5. OTHER INFORMATION

There is no other information to be filed here. Additional information concerning the merger with Ostar Pharmaceuticals can be found in Form 8-K filed with the Securities and Exchange
Commission on April 24, 2006.


ITEM 6.  EXHIBITS AND REPORTS

No exhibits are filed with this Form 10-QSB. Additional information concerning the merger with Ostar Pharmaceuticals can be found in Form 8-K filed with the Securities and Exchange Commission on April 24, 2006. Several additional Form 8-Ks have been filed during the quarter of the period covered by this report (on March 15, February 14 and January 4). In addition, the Company filed a Form SC 14F1 (Statement regarding change in majority of directors) on March 28, 2006.



VERIFICATION SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this registration to be signed on its behalf by the undersigned, thereunto duly authorized.


CENTRAL AMERICAN EQUITIES CORP.



By: /s/ Zhenjiang Yue
----------------------------------------------
Name: Zhenjiang Yue
Title: Chief Executive Officer and Chief Financial Officer
Date:   May 15, 2006






SARBANES-OXLEY ACT Section 302 CERTIFICATIONS

 I, Zhenjiang Yue,  certify that:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-
15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in the report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

/s/ Zhenjiang Yue
----------------------------------------------
Zhenjiang Yue
Chief Executive Officer and Chief Financial Officer
May 15, 2006


SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

I Zhenjiang Yue, hereby certify that:

1. The quarterly report of the registrant on Form 10-QSB for the quarter ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of the dates and for the periods expressed in the quarterly report.

/s/ Zhenjiang Yue
----------------------------------------------
Name: Zhenjiang Yue
Title: Chief Executive Officer and Chief Financial Officer
Date: May 15, 2006






- -