Form 10KSB
period 2006-06-30
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2006-10-13
CIK 1060426

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _____________________

                                FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the fiscal year ended June 30, 2006.

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                        Commission File No. 0-24185

                  CHINA AOXING PHARMACEUTICAL COMPANY, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

             Florida                                   65-0636168
  -------------------------------------------------------------------------
  (State or other jurisdiction                 (I.R.S. Employer ID Number)
   of incorporation or organization)

            444 Washington Blvd., Unit 2424, Jersey City, NJ 07310
            ------------------------------------------------------
                  (Address of principal executive offices)

         Issuer's Telephone Number, including Area Code: 201-420-1076

       Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act:
        -----------------------------------------------------------
                  Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.    Yes  [ ]     No [X]

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No  [X]

State the issuer's revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

  The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of October 4, 2006 was $172,760,230.

As of October 4, 2006 the number of shares outstanding of the Registrant's common stock was 40,050,041 shares, $.001 par value.

    Transitional Small Business Disclosure Format:  Yes  [ ]   No  [X]

               DOCUMENTS INCORPORATED BY REFERENCE: None.

            FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements represent Management's belief as to the future of China Aoxing Pharmaceutical. Whether those beliefs become reality will depend on many factors that are not under Management's control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                            Reverse Stock Split

     All statements in this Report regarding China Aoxing's common stock have been adjusted, as necessary, to reflect the 1-for-4 reverse split of the common stock on July 6, 2006, as if it had occurred prior to the events discussed in this Report.

                                  PART 1

ITEM 1.    BUSINESS

     China Aoxing Pharmaceutical was incorporated in the State of Florida on January 23, 1996 under the name of Central American Equities Corp. Until recently, the Company was engaged in the business of owning and operating hotels and restaurants and real property in Costa Rica. On July 31, 2006, the Company's hotel assets were sold to the individuals who were the Company's Board of Directors until April 18, 2006.

     On April 18, 2006, Ostar Pharmaceutical, Inc., a Delaware corporation, was merged into a wholly-owned subsidiary of Central American Equities Corp. As a result of the merger, the former stockholders of Ostar Pharmaceutical became owners of a majority of the voting power of the Company. On July 6, 2006, the Company changed its name to "China Aoxing Pharmaceutical Company, Inc." to better reflect the nature of its business.

     Ostar Pharmaceutical owns 60% of Hebei Aoxing Pharmaceutical Group, which is involved in the business of manufacturing and distributing analgesic drugs in the People's Republic of China. The remaining 40% of Hebei Aoxing is owned by Zhenjiang Yue and his family. Mr. Yue is the Chairman of China Aoxing Pharmaceutical. In September 2006 China Aoxing entered into an agreement with Mr. Yue under which China Aoxing will acquire an additional 35% interest in Hebei Aoxing from Mr. Yue. The purchase price for the 35% interest will be $3,080,000. The acquisition will take place when China Aoxing has raised $5,000,000 from the sale of equity. If that has not occurred prior to September 14, 2007, the acquisition agreement will terminate.

     Founded in 2002, Hebei Aoxing is one of first nongovernmental enterprises to enter the analgesic industry in China. In April 2002, the Chinese National Food and Drug Administration ("SFDA") granted Hebei Aoxing Pharmaceutical Group a permit to produce analgesic drugs on a trial level. To date only two other companies possess this permit to manufacture analgesic medicines. In May, 2003, the Development and Reform Committee of Hebei Province approved the Company's application for land requisition of 49.4 acres in the industrial zone of Xinle City. In May 2004 Hebei Aoxing completed its initial facilities for an investment of 172 million RMB (U.S.D. $20 million). In June 2004 the facilities received the necessary government certification, and in June 2006 the Company received approval to manufacture and market its Naloxone products on a full scale basis. The Company has submitted its application for approval by the SFDA of the manufacturing processes employed in its Naloxone Hydrochloride manufacturing facility and Naloxone Hydrochloride injection manufacturing facility. That approval is expected to be received in the near future.

     To date, Hebei Aoxing has been involved in developing its facilities, conducting research and development, and obtaining the
requisite approvals from the Chinese government.   Since it has
recently obtained the necessary working capital, Hebei Aoxing will commence marketing and production of the Naloxone products within the next few weeks, as soon as it receives SFDA approval of its manufacturing processes. The Company is awaiting the final government approvals for permission to manufacture and market its other products.

Products - Analgesic

     Hebei Aoxing is currently equipped to manufacture a line of products based on Naloxone and a line of products based on Oxycodone. If Hebei Aoxing is able to add $15.3 million to its capital, it intends to develop the capacity to manufacture a third line of products, this based on the Tilidine compounds that Hebei Aoxing has already developed.

     Naloxone Series. As an opioid antagonist, Naloxone has curative effects for pain, shock, alcoholism, and cerebral infarction. Naloxone has shown limited side effects, and is widely applied in clinical treatment. Naloxone or Naloxone Hydrochloride is recommended by the WHO (World Health Organization) to treat acute alcoholism and acute poisoning of opiod and non-opioid drugs. The Company's application for a license to develop facilities to manufacture Naloxone was approved by China's SFDA in January, 2005.

     Naloxone Hydrochloride was developed by the DuPont Company, and was introduced into the US market in the 1970's. Since then it has been introduced into the additional markets of Britain, Germany, France and Italy. The Beijing Academy of Military Medical Sciences first used Naloxone Hydrochloride as morphine antagonist to ease the indication of breath suppression and awakening after a morphine-based anesthesia. To date, two other Chinese companies have produced Naloxone: Beijing Sihuan Pharmaceutical Co. Ltd. and Chengdu Beite Pharmaceutical Co. Ltd. Market research by Hebei Aoxing indicates that the demand for Naloxone in China exceeds the domestic supply to a significant extent.

     Oxycodone Series. Oxycodone is a derivative of the emisynthetic opioid alkaloid thebaine. Its pharmacological properties are similar to those of morphine. It is an activator of the opiod receptor, and is able to relieve acute pain.

     In 1980's, after the World Health Organization introduced the Three Step Principle in Cancer Pain Treatment, the production and consumption of Oxycodone increased quickly in the world. The effectiveness and safeness of Oxycodone in treating cancer pain have been acknowledged by the Chinese medicine community. But since China does not produce Oxycodone in bulk, the clinical application of Oxycodone is still impossible. Although the SFDA had granted import licenses for Oxycodone controlled-release tablets (Oxycontin) and the composite capsule of Oxycodone and paracetamol (Tylox), most patients in China cannot afford the imported drugs. Therefore the Chinese government is heavily committed to producing Oxycodone pharmaceuticals in bulk domestically.

     Tilidine Series. Tilidine is a new generation of analgesic drug characterized by its outstanding narcotic and analgesic effect and minimal side effects. One particularly attractive characteristic of Tilidine is that it is non-addictive. The product is primarily used to relieve physical pain and discomfort.

     Tilidine is the second best seller after Oxycodone in the global analgesic market. The annual growth rate of Tilidine's sales is 25%. The total clinical consumption of Tilidine in 1999 exceeded 145 tons. However since bulk production of Tilidine in China is non-existent, the per capita consumption of Tilidine is less than 1% of the average level in other industrialized countries. Hebei Aoxing is currently seeking to obtain capital to fund its development of manufacturing facilities for Tilidine production, with the goal of meeting the domestic demand for the product.

Products - Cough and Congestion

     Hebei Aoxing has also developed a number of products that relieve symptoms of cough and cold. It expects to receive the government permit to market these products in the fourth quarter of 2006.

     Compound Pholcodine Syrup.   This Syrup tranquilizes cough,
removes phlegm, and eases nasal congestion. It also has a limited capacity to relieve asthma symptoms. The Syrup can be used in treating coughs caused by acute bronchitis and respiratory infections. Preclinical research on acute and chronic toxicity shows that Pholcodine's toxicity is lower than that of codeine. Repeated drug administrations do not cause obvious drug tolerance and astriction. Pholcodine does not have convulsion central virulence and its central tranquilizing effect is strong.

     Zhi Ke Bao Pian.   This Cough Reliever is a traditional Chinese
medicine compound made from the opium poppy. The Cough Reliever can be used to remove phlegm and relieve cough. This product has been listed in the First Pharmacopoeia of the People's Republic of China. The Cough Reliever has been applied in clinical treatment for a long period and has proven to be safe and highly effective. It does not have any toxic side-effect.

Research and Development Expenditures

     Hebei Aoxing has spend $166,888 on research and development from inception (January 20, 2002) to June 30, 2006. Its research and development expense during fiscal 2006 was $136,039.

The Market

     For the foreseeable future, Hebei Aoxing intends to focus its marketing efforts exclusively in China. Because China is only now developing a domestic supply of bulk analgesics, the market potential is sufficient to fully occupy the Company's efforts.

     China entered the "Single Convention on Narcotic Drugs, 1961" in 1985, which resulted in the gradual loosening of government policy toward the control of analgesic supplies. Before 2000, the average consumption of analgesics in China was less than 1% of the consumption in industrialized countries. There were only six varieties of analgesics available in production. By 2005, Chinese government has approved the production of 11 varieties of analgesics. In the near future, patients in China will find 30 varieties and over 80 specifications of different types of analgesics. Since 1993, the annual growth rate of analgesic sales in China has been, on average, 35%. If the drug consumption per capita in China reaches the level of industrialized countries, the market size will exceed $50 billion.

Employees

     Hebei Aoxing currently has 186 employees, including 126 full-time employees. There are 36 employees in middle and senior management team, all having college degrees; 46 employees in the R&D department, among whom 14 employees have Master's degrees and 22 employees have Bachelor's degrees. There are 126 workers at the production line. 52% of them have at least a high school diploma.

ITEM 2.    PROPERTIES

     The Company's facilities are located in Xinle City, Shijiazhuang,
Hebei province, about 143 miles from Beijing.   The headquarters of
Hebei Aoxing currently cover 29.6 acres of the 49.4 leased by Hebei Aoxing. The land lease expires in 2053. On that land, the Company has located a building complex that offers an aggregate of 32,268 m2 in floor space. The complex includes office facilities, research facilities, 13,000 m2 in factory space, and a five story residential facility for employees.

     The Company's technology center is the 4600 m2 Aoxing Special Medicine Research Center. The Research Center is equipped with advanced pharmaceutical research facilities, including troche testing equipment, capsule testing equipment, injection testing equipment, composition testing equipment, chemical analysis equipment, and Chinese traditional medicine extraction testing equipment. The Center is equipped to conduct the research and pilot experimental production of new medicines. The central laboratory of the Research Center includes a precision instrument room, normal instrument room, heating chamber laboratory, chemical reagent room, bacteria inspection room, culture room, specimen room, and observation room. The facility is capable of conducting the entire quality-control supervision and inspection process of raw material, supplementary materials, crude and finished product. The employee training center located in the Research Center has advanced teaching facilities, and is capable of long-distance training and education. The Company has also established close relationships with the Beijing Medical University, the Academy of Military Medical Science, and the Shanghai Medical University.

     The Company's factories are equipped with capsule filling machinery manufactured by the Bosch Group of Germany and automatic box filling equipment manufactured by the Uhlmann Company in Germany. The production capacity of the first stage analgesic project can reach 140 million capsules, 160 million pieces of troche, 100 million pieces of injection, 100 million pieces of oral liquid and 100 million bags of palletized granule. The supporting facilities, such as the extraction workshop, engine house, thermal workshop, storehouse, office building, and employee housing, have all been completed

ITEM 3.    LEGAL PROCEEDINGS

     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 31, 2006, stockholders owning a majority of the voting power of the Company executed written consents to action in lieu of meeting. The stockholders approved amendments to the Certificate of Incorporation effecting a reverse stock split of the Company's common stock in a ratio of 1:4 and changing the Company's name to China Aoxing Pharmaceutical Company, Inc. The Company did not hold a meeting of stockholders, since a majority of the voting power approved the amendments by written consent.

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     (a) Market Information

     The Company's common stock has been quoted on the OTC Bulletin Board since March 2005. It is currently quoted under the trading
symbol "CAXG."   From 2004 until March 2005, the common stock was
listed on the Pink Sheets.

     Set forth below are the high and low bid prices for each full quarter commencing on July 1, 2004 and ending on the last day of our 2006 fiscal year. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                 Bid
Quarter Ending               High    Low
                          -----------------
September 30, 2004        $  5.16  $  2.36
December 31, 2004         $  2.36  $  1.00
March 31, 2005            $  4.40  $  1.00
June 30, 2005             $  8.00  $   .44

September 30, 2005        $   .60  $   .44
December 31, 2005         $  1.60  $   .40
March 31, 2006            $ 19.60  $  1.80
June 30, 2006             $ 10.00  $  5.20


     (b) Shareholders

     Our shareholders list contains the names of 280 registered stockholders of record of the Company's Common Stock.

     (c)  Dividends

       The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. In addition, the Company's ability to pay dividends may be hampered by restrictions on capital outflow imposed by government regulation in China. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

     (d)  Sale of Unregistered Securities

     On April 18, 2006, in connection with the reverse merger of Ostar Pharmaceutical into a wholly owned subsidiary of the Company, the Company issued 9,866,153 shares of common stock and 297,018 shares of a new Series C Preferred Stock. The Series C Preferred Stock was subsequently converted into a total of 29,598,500 shares of common stock. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering, the purchasers had access to detailed information about the Company derived from their investigation in connection with the merger, and the purchasers were acquiring the shares for their own accounts. There were no underwriters.

     (e) Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2006.

ITEM 6.    MANAGEMENT'S PLAN OF OPERATIONS

     China Aoxing has one operating subsidiary, Hebei Aoxing Pharmaceutical Group. Since 2002 Hebei Aoxing has been engaged in developing its analgesic products, building its facilities, and obtaining the requisite licenses from the Chinese government. In July 2006 Hebei Aoxing obtained thenext-to-final approval needed for it to commence production and marketing of its Naloxone products,

     On September 28, 2006 China Aoxing closed a private placement of securities that yielded it net proceeds of $1,512,930. To secure the funds, China Aoxing sold 869,500 shares of common stock accompanied by that number of Series A Warrants (exercisable at $2.50 per share), Series B Warrants ($3.50 per share), Series C Warrants ($4.50 per share) and Series D Warrants ($5.50 per share). The Warrants are exercisable for five years and may be redeemed by China Aoxing if the market price of its common stock exceeds 200% of the exercise price of the Warrants.

     Hebei Aoxing will use the funds from the private placement to commence production and marketing of its Naloxone products, which is expected to occur this fall, once the final government approval is obtained. Hebei Aoxing also intends to introduce its cough and congestion products to the market this winter. It plans to introduce its Oxycodone products after the marketing of its Naloxone products has stabilized. Assuming that Hebei Aoxing obtains the funds necessary to develop the production facilities for its Tilidine products ($15.3 million), the Company plans to introduce that product line by the end of 2007.

     The Company's largest expense for the year ended June 30, 2006 was the general and administrative expense in the amount of $772,862. The increase over the $133,561 in general and administration expense incurred in fiscal year 2005 was, in part, a result of the fact that Hebei Aoxing is now close to introducing its products to the market, and has ramped up its staffing for that purpose. A large part of the increase, however, was attributable to costs incurred in connection with the reverse merger of Hebei Aoxing into the U.S. public shell that is now called "China Aoxing." Although those specific expenses will not be recurring, China Aoxing will continue to incur legal, accounting and bookkeeping fees in connection with its new reporting obligations as a public company. In addition, China Aoxing is likely to incur expenses incidental to its status as a U.S. public company, such as the cost of maintaining a physical presence in the U.S. and expenses related to investor relations.

     The Company's second largest expense during the year ended June 30, 2006 was interest in the amount of $604,046. Until Hebei Aoxing generates revenues from operations or secures capital infusions from investors, we will depend on loans to fund our development costs, and our interest expense will be high.

     Since we plan to introduce our first products to the market in fiscal 2007, we will add to our expense burden significant marketing and production expenses. The level of these expenses will be determined by the amount of our available cash, since it is our plan to devote all available resources to the task of marketing, producing, and selling our products, including the analgesics and the other products that are awaiting approval.

     Since inception, the Company's operations have been funded primarily by loans, including loans from stockholders and officers, short term borrowings from a local government, two loans from the Bank of China, a loan from a credit union, and other loans. The balance of our borrowings as of June 30, 2006 (including the current portion of the long-term debt) totaled $11,674,807. At that time we had almost no liquid assets nor current assets to fund our debt obligations.

     Despite the infusion of capital at the end of September 2006, Hebei Aoxing still has a substantial working capital deficit. The balance sheet of China Aoxing and its subsidiaries at June 30, 2006, showed a working capital deficit of $5,404,940. Included in current liabilities is $2,997,564 due to the Bank of China in June, 2007. That payment is the current portion of two loans totaling $10,741,272 that call for annual payments over the next three years. The loans bear interest at 5.58% per annum, and are collateralized by a first security interest in substantially all of Hebei Aoxing's assets.

     Hebei Aoxing expects to be able to service its debt to the Bank of China and its other debt obligations with cash flow from operations, assuming that it is successful in initiating production and sales during 2006. Our ability to achieve financial stability, however, will depend on the success of our marketing efforts, which cannot be
predicted at this time.   Therefore, we continue to actively seek
investment capital, and expect to issue more equity securities for this purpose in the coming months. From the proceeds of those offerings, we have committed to pay $3,080,000 to our Chairman, Zhenjiang Yue, to purchase an additional 35% interest in Hebei Aoxing (which will bring our total interest in that subsidiary to 95%). Any other funds obtained will be added to our working capital to fund the roll-out of our product lines.

     Application of Critical Accounting Policies

     The Company has not earned any revenue from operations.
Accordingly, the Company's' activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial
Accounting Standards Board Statement No. 7.   The statements of the
Company's operations, stockholder's equity and cash flows in its financial statements as at June 30, 2006 disclose activity since the Company's inception (January 20, 2002).

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for fiscal year 2006, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. That was the determination made, based on principles set forth in Note 2 to the Consolidated Financial Statements, that the book value of our property and equipment has not suffered any impairment. We made that determination because we expect that the net revenue from our operations will, over the expected useful life of our property and equipment, exceed the book value of our property and equipment.

     We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2006.

     Impact of Accounting Pronouncements

     There were no recent accounting pronouncements that have had a material effect on the Company's financial position or results of operations. There was one recent accounting pronouncement that may have a material effect on the Company's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123-R "Share-Based Payment," to replace SFAS No. 123, "Accounting for Stock-Based Compensation," and APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAR 123-R requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at the grant-date fair value and recognized as an expense in the financial statements. Unless observable market prices exist, the grant-date fair value is estimated by management, using an appropriate option-pricing model. The Standard is effective for fiscal years beginning after December 15, 2005. Management believes that the Standard will adversely affect the Company's results of operations if the Company issues a material quantity of stock options or similar instruments to its employees.

     Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

           RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the market value of our common stock to decline, and you could lose all or part of your investment.

     WE LACK SUFFICIENT CAPITAL TO FULLY CARRY OUT OUR BUSINESS PLAN.

     In order to make our operations cost-efficient, it is necessary that we expand our operations. At the present time, however, our capital resources are sparse. At June 30, 2006 we had $157,240 in current assets, only $777 of which was liquid. On the same date we had $5,562,180 in current liabilities. Since then we have obtained additional capital in excess of $1.6 million. While those funds will permit us to initiate production and marketing, we will need an additional infusion of capital to fund the build-out of our manufacturing facility and an accumulation of inventory in order to achieve optimal size. It is not clear whether sufficient capital will become available to us to permit us to expand to an efficient operating point.

     OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL THAT ARE IN HIGH DEMAND.

     Our future success depends on our ability to attract and retain highly skilled chemists, pharmaceutical engineers, technical, marketing and customer service personnel, especially qualified personnel for our operations in China. Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand. Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

     WE MAY BE UNABLE TO SECURE THE GOVERNMENT LICENSES THAT ARE
NECESSARY FOR US TO ENGAGE IN THE SALE OF ANALGESIC PHARMACEUTICALS.

     The manufacture and marketing of analgesic drugs is highly regulated in China. Prior to marketing any of our products, we are required to satisfy several government protocols, and receive several licenses from the national and local governments. Obtaining these licenses can be expensive and it is usually time consuming. If we are unable to obtain the necessary licenses when we need to have them, our business plan will be delayed. If the delays prevent us from generating positive cash flow or introducing a significant number of products, our business may fail.

     WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL
PROPERTY, WHICH COULD CAUSE US TO BE LESS COMPETITIVE.

     We are continuously designing and developing new technology. We rely on a combination of patents, trade secret laws, and restrictions on disclosure to protect our intellectual property rights. Unauthorized use of our technology could damage our ability to compete effectively. In China, monitoring unauthorized use of our products is difficult and costly. In addition, intellectual property law in China is less developed than in the United States and historically China has not protected intellectual property to the same extent as it is protected in other jurisdictions, such as the United States. Any resort to litigation to enforce our intellectual property rights could result in substantial costs and diversion of our resources, and might be unsuccessful.

     WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT AND
FINANCIAL CONTROLS IN CHINA.

     The People's Republic of China has only recently begun to adopt the management and financial reporting concepts and practices with which investors in the United States are familiar. We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company. If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

     CAPITAL OUTFLOW POLICIES IN CHINA MAY HAMPER OUR ABILITY TO PAY DIVIDENDS TO SHAREHOLDERS IN THE UNITED STATES.

     The People's Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund our business activities outside China or to pay dividends to our shareholders.

     WE HAVE LIMITED BUSINESS INSURANCE COVERAGE.

     The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

     CURRENCY FLUCTUATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

     We generate revenues and incur expenses and liabilities in Chinese RMB. However we report our financial results in the United States in U.S. Dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. Recently, there have been suggestions made to the Chinese government that it should adjust the exchange rate and end the linkage that in recent years has held the RMB-U.S. dollar exchange rate constant. If the RMB exchange rate is adjusted or is allowed to float freely against the U.S. dollar, our revenues, which are denominated in RMB, may fluctuate significantly in U.S. dollar terms. We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

     OUR BUSINESS DEVELOPMENT WOULD BE HINDERED IF WE LOST THE SERVICES OF OUR CHAIRMAN.

     Zhenjiang Yue is the Chief Executive Officer of China Aoxing and of its operating subsidiary, Hebei Aoxing Pharmaceutical Group. Mr. Yue is responsible for strategizing not only our business plan but also the means of financing it. If Mr. Yue were to leave Hebei Aoxing or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a delay in the development of Hebei Aoxing until a suitable replacement for Mr. Yue could be retained.

     CHINA AOXING IS NOT LIKELY TO HOLD ANNUAL SHAREHOLDER MEETINGS IN THE NEXT FEW YEARS.

     Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. The current members of the Board of Directors were appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that the current directors will appoint them. As a result, the shareholders of China Aoxing will have no effective means of exercising control over the operations of the Company.

     THE STOCKHOLDERS' ABILITY TO BRING AN ACTION AGAINST THE COMPANY OR AGAINST OUR DIRECTORS, OR TO ENFORCE A JUDGMENT AGAINST THE COMPANY OR THE DIRECTORS, WILL BE LIMITED BECAUSE WE CONDUCT ALL OF OUR
OPERATIONS IN CHINA AND BECAUSE MOST OF OUR MANAGEMENT RESIDES OUTSIDE OF THE UNITED STATES.

     We conduct all of our operations in China through our wholly-owned subsidiary. All but one of our management personnel reside in China and all of the assets of those Chinese residents are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the United States and of China may render you unable to enforce a judgment against our assets or the assets of our directors.

ITEM 7.    FINANCIAL STATEMENTS

     The Company's financial statements, together with notes and the Report of Independent Registered Public Accounting Firm, are set forth immediately following Item 14 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

ITEM 8A.   CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Zhenjiang Yue, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of China Aoxing's disclosure controls and procedures as of June 30, 2006. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by China Aoxing in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information China Aoxing is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Yue concluded that China Aoxing's system of disclosure controls and procedures was effective as of June 30, 2006 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

      None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following individuals are the members of China Aoxing's Board of Directors and its executive officers. Each of them assumed that office on April 18, 2006 as a result of the closing of the merger of Ostar Pharmaceutical into a subsidiary of China Aoxing.

Name                     Age             Position
-------------------------------------------------------------------------
Zhenjiang Yue            46              Director, Chief Executive Officer,
                                          Chief Financial Officer

John C. Leo              41              Director, Secretary


     ZHENJIANG YUE. In 2000, after securing the approval of the Hebei Provincial Government, Mr. Yue established the Hebei Aoxing Group. Since 2000, Mr. Yue has been employed as the President and General Manager of Hebei Aoxing Pharmaceutical Co. Ltd. Prior to organizing Hebei Aoxing, Mr. Yue was engaged in senior management of a number of private enterprises, including a carpet factory, a precast metal factory, the Hebei Brewery Plant, and China Aoxing Food & Brewery Co. Ltd. As a result of his entrepreneurial activities, Mr. Yue was named "Leader in the Science & Technology Development Project of the Communist Youth League" and "Youth Entrepreneur of Hebei Province." Mr. Yue has also served as the Vice President of the Pharmaceutical Association of Shijiazhuang City, the Vice President of the Non-Governmental Entrepreneur Association of Hebei Province, the Vice President of Fuxi Culture Research Association of China, and the President of the Zhouyi Research Association of Xinle City.

     JOHN C. LEO.  Mr. Leo is the founder of American Union
Securities, Inc., and has served as its President since 2004. American Union Securities is a full service investment banking firm registered with the Securities and Exchange Commission and the National Association of Securities Dealers. American Union Securities works with both domestic and foreign issuers, with a specific expertise in identifying private companies in China that have the potential to be successful public companies in the United States. From 2001 through 2003, prior to organizing American Union Securities, Mr. Leo was the founder and managing member of Venture Capital Partners, LLC, a private merchant banking and consulting firm. From 1996 through 2001, Mr. Leo was employed as a registered principal and OTC market maker with AM Capital and MH Meyerson. Mr. Leo became a registered representative in 1987 and during his career has focused on raising capital for IPOs and reverse merger transactions. Mr. Leo maintains the following NASD registrations: Series 7, 63, 55 and 24. Mr. Leo also serves on the board of the following public companies: China Agro Sciences Corp., China Yingxia International, Inc. China International Enterprises Inc., and DK Investors.

Nominating and Audit Committee

     The Board of Directors does not yet have an audit committee or a nominating committee due to the small size of the Board. The Board also does not have an "audit committee financial expert" within the definition given by the Regulations of the Securities and Exchange Commission. The members of the Board expect to recruit an audit committee financial expert to join the Board during the coming year.

Shareholder Communications

     The Board of Directors will not adopt a procedure for shareholders to send communications to the Board of Directors until it has reviewed the merits of several alternative procedures.

Code of Ethics

     Hebei Aoxing has adopted a Code of Ethics that applies to its executive officers. A copy of the Code of Ethics was filed as exhibit 14 to the Current Report on Form 8-K filed on April 24, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2006.

ITEM 10.   EXECUTIVE COMPENSATION

     This table itemizes the compensation paid to Zhenjiang Yue by Hebei Aoxing Pharmaceutical Co., Ltd. for services as its Chief
Executive Officer during the past three years. There was no officer of Ostar Pharmaceutical or Hebei Aoxing whose salary and bonus for services rendered during the year ended June 30, 2006 exceeded
$100,000.
                                        Year           Salary
                                        ----          --------
        Zhenjiang Yue ................. 2006          $ 37,500
                                        2005            25,000
                                        2004            25,000

     Remuneration of Directors

     China Aoxing has not adopted any policy regarding compensation of members of the Board of Directors, and has not paid any cash remuneration to any member of the Board.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this report by the following:

     * each shareholder known by us to own beneficially more than 5% of our common stock on a fully-diluted basis;

     *  Zhenjiang Yue, our Chief Executive Officer

     *  each of our directors; and

     *  all directors and executive officers as a group.

     There are 40,050,041 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

     In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these "issuable" shares in the outstanding shares when we compute the percent ownership of any other person.

Name and Address of         Amount and Nature of         Percent
Beneficial Owner (1)         Beneficial Ownership (2)    of Class
-----------------------------------------------------------------------
Zhenjiang Yue                   8,000,000(3)               20.0%

John C. Leo                     1,200,000(4)                3.0%
c/o American Union
 Securities, Inc.
100 Wall Street - 15th Floor
New York, NY 10005

All directors as a group
 (2 persons)                     9,200,000                 23.0%

Yumin Yue (5)                    3,000,000                  7.5%
Yifa Yue(5)                      3,000,000                  7.5%
Jinshuan Yue(5)                  2,800,000                  7.0%
Huaqin Zhou                      2,200,000                  5.5%
Zhonghui Yang                    2,000,000                  5.0%
Cuixia Liu                       2,000,000                  5.0%
Yongxia Sun                      2,000,000                  5.0%
Hongyue Hao                      2,000,000                  5.0%
Yongjun Hao                      2,000,000                  5.0%
__________________________________

(1) Unless otherwise indicated, the address of each owner is c/o Hebei Aoxing Pharmaceutical Co., Ltd., No. 1 Industry District, Xinle City, Hebei Province, China 050700All shares will be owned of record.
(2)  Unless otherwise indicated, all shares are held of record.
(3) Includes 3,000,000 shares (fully-diluted) owned of record by Mr. Yue's spouse, Cuiying Hao.
(4) Includes 1,000,000 shares owned by American Union Securities, Inc., of which Mr. Leo is the President.
(5) Yumin Yue, Yifa Yue and Jinshuan Yue are, respectively, the adult daughter, adult son, and father of Zhenjiang Yue.

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2006.


                                                                 Number of
                              Number of                          securities
                              securities to   Weighted           remaining
                              be issued upon  average            available
                              exercise of     exercise           for future
                              outstanding     price of           issuance
                              options,        outstanding        under equity
                              warrants and    options, warrants  compensation
                              rights          and rights         plans

Equity compensation plans
 approved by security
 holders..........                 0                   --           --

Equity compensation plans
 not approved by security
 holders......                     0                   --            0


Total..............                0                   --            0


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     John C. Leo became a director of China Aoxing as a result of the reverse merger of Ostar Pharmaceutical into a subsidiary of China Aoxing. Mr. Leo is the President of American Union Securities, Inc. American Union Securities acted as advisor to Hebei Aoxing in connection with the reverse merger. Pursuant to its advisory agreement with Hebei Aoxing, American Union Securities is entitled to nominate one Board member to serve for a period of 12 months after the reverse merger. As a result of the merger, American Union Securities, persons associated with American Union Securities, and persons associated with the consulting company that introduced Hebei Aoxing to American Union Securities acquired shares of common stock of China Aoxing. John C. Leo acquired 200,000 and American Union Securities 1,000,000 of such shares

ITEM 13.   EXHIBIT LIST

    (a) Financial Statements

        Report of Independent Registered Accounting Firm

        Balance Sheets - June 30, 2006 and 2005

        Consolidated Statements of Operations - Years Ended June 30,
         2006 and 2005 and Period from Inception (January 20, 2002) to June 30, 2006

        Consolidated Statement of Changes in Stockholders' Equity and
         Comprehensive Income - Period from Inception (January 20, 2002) to June 30, 2006

        Consolidated Statements of Cash Flows - Years ended June 30,
         2006 and 2005 Period from Inception (January 20, 2002) to June
         30, 2006

        Notes to Consolidated Financial Statements

        (b) Exhibit List

        3-a   Certificate of Incorporation, as amended to date.

        3-b By-laws - filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No.: 000-24185) filed on May 4, 1998, and incorporated herein by reference.

        4-a Form of Series A Common Stock Purchase Warrant issued as of September 28, 2006.

        4-b Form of Series B Common Stock Purchase Warrant issued as of September 28, 2006.

        4-c Form of Series C Common Stock Purchase Warrant issued as of September 28, 2006.

        4-d Form of Series D Common Stock Purchase Warrant issued as of September 28, 2006.

        10-a Midterm RMB Loan Contract Number 10, Year 2003 with Bank of China. - filed as an exhibit to the Current Report on Form 8-K filed on April 24, 2006 and incorporated herein by reference.

        10-b Midterm RMB Loan Contract Number 11, Year 2003 with Bank of China - filed as an exhibit to the Current Report on Form 8-K filed on April 24, 2006 and incorporated herein by reference.

        10-c Stock Purchase Agreement dated September 14, 2006 between China Aoxing Pharmaceutical Company, Inc. and Zhenjiang Yue.

        14 Hebei Aoxing Pharmaceutical Group Co., Ltd. Code of Conduct Policy - filed as an exhibit to the Current Report on Form 8-K filed on April 24, 2006 and incorporated herein by reference.

        21    Subsidiaries - Ostar Pharmaceutical
                             Hebei Aoxing Pharmaceutical Group Co., Ltd.

        31    Rule 13a-14(a) Certification - Zhenjiang Yue

        32    Rule 13a-14(b) Certification- Zhenjiang Yue

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Ostar Pharmaceutical, Inc. retained Paritz & Company, P.A. ("Paritz") as its principal accountant during the year ended June 30, 2006. As a result of the reverse merger of Ostar Pharmaceutical, Inc. into China Aoxing on April 18, 2006, Paritz became the principal accountant for China Aoxing. Prior to the year ended June 30, 2006, Paritz had not performed any services for either Ostar Pharmaceutical, Inc., China Aoxing or any of their subsidiaries.

     Audit Fees

     Paritz billed $45,000 in connection with the audit of China Aoxing's financial statements for the year ended June 30, 2006. Also included are services performed in connection with reviews of the financial statements of Ostar Pharmaceutical and its subsidiary for the third quarter of fiscal 2006 as well as those services normally provided by the accountant in connection with the Company's statutory and regulatory filings for fiscal year 2006.

     Paritz billed $30,000 in connection with the audit of the financial statements of Hebei Aoxing Pharmaceutical Group Co., Ltd. for the year ended June 30, 2005.

     Audit-Related Fees

     Paritz billed China Aoxing $0 for any Audit-Related fees in fiscal 2006.

     Tax Fees

     Paritz billed $0 to China Aoxing in fiscal 2006 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Paritz billed China Aoxing $0 for other services in fiscal 2006.

     It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

Paritz & Company, P.A.                               15 Warren Street, Suite 25
                                                 Hackensack, New Jersey   07601
                                                                  (201)342-7753
                                                            Fax: (201) 342-7598
                                                     E-Mail: paritz @paritz.com
-------------------------------------------------------------------------------
Certified Public Accountants

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
China Aoxing Pharmaceutical Co., Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of China Aoxing Pharmaceutical Co., Inc. and Subsidiaries (a development stage company) as of June 30, 2006 and 2005 and the related consolidated statements of operations and changes in stockholders' equity and cash flows for the years ended June 30, 2006 and 2005 and for the period from inception (January 20, 2002) to June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown on the accompanying balance sheet, the Company's current liabilities exceeded its current assets by $5,404,940 and the Company has not earned any revenues from operations since inception. These circumstances raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Aoxing Pharmaceutical Co., Inc. and Subsidiaries (a development stage company) as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005 and the period from inception (January 20, 2002) to June 30, 2006 in conformity with accounting principles generally accepted in the United States.

                                    Paritz & Company, P.A.


Hackensack, New Jersey

August 22, 2006, except for Note 10
which is dated September 28, 2006

              CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
                        (A Development Stage Company)

                                BALANCE SHEETS
                                   (U.S. $)


                                      -------------JUNE 30,-------------

                                          2006                  2005
          ASSETS

CURRENT ASSETS:
 Cash                                $        777        $     36,993
 Other receivables                              -               7,529
 Prepaid expenses                         156,463             135,953
                                       ----------          ----------
 TOTAL CURRENT ASSETS                     157,240             180,475

PROPERTY AND EQUIPMENT, NET OF
 ACCUMULATED DEPRECIATION              17,822,043          17,513,036
                                       ----------          ----------

TOTAL ASSETS                         $ 17,979,283         $17,693,511
                                       ==========          ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short-term borrowings               $    249,798        $    759,023
 Accounts payable                         789,957                   -
 Loans payable - other                    499,849                   -
 Due to stockholders and officers          29,014              39,963
 Accrued expenses and taxes payable       995,998             525,348
 Current portion of long-term debt      2,997,564             511,676
                                       ----------          ----------
 TOTAL CURRENT LIABILITIES              5,562,180           1,836,010

LONG-TERM DEBT                          7,898,582          10,016,291

STOCKHOLDERS' EQUITY                    4,518,521           5,841,210
                                       ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                              $ 17,979,283        $ 17,693,511
                                       ==========          ==========


See notes to financial statements

            CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (U.S. $)
                                                              FROM INCEPTION
                                                            (JANUARY 20, 2002)
                           -----YEAR ENDED JUNE 30,------           TO
                              2006           2005              JUNE 30, 2006
                             ------         ------          -----------------
INTEREST INCOME           $         -     $   12,307            $   18,721
                            ---------      ---------             ---------

COSTS AND EXPENSES (INCOME):
 Research and development
  costs
                              136,039         29,464               166,888
 General and administrative
  expenses
                              772,862        133,561             1,271,652
 Interest expense             604,046        589,013             1,492,525
                            ---------      ---------             ---------
TOTAL COSTS AND EXPENSES
 (INCOME)                   1,512,947        752,038             2,931,065
                            ---------      ---------             ---------
NET LOSS                  $(1,512,947)    $ (739,731)          $(2,912,344)
                            =========      =========             =========


See notes to financial statements

            CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME
                                (Unaudited)
                                   (US $)

                                                        (ACCUMULATED   OTHER     TOTAL
                                             ADDITIONAL  DEFICIT)      COMPRE-   STOCK-        COMPRE-
                                  COMMON     PAID-IN     RETAINED      HENSIVE   HOLDERS'      HENSIVE
                                  STOCK      CAPITAL     EARNINGS      INCOME    EQUITY        INCOME
                                ------------------------------------------------------------------------
Contribution by affiliated
 company of equipment in
 exchange for common stock      $   724,069    $     -     $       -  $      -   $  724,069  $        -

Net loss                                  -          -       (28,657)        -      (28,657)    (28,657)
                                 -----------------------------------------------------------------------
BALANCE - JUNE 30, 2002             724,069          -       (28,657)        -      695,412     (28,657)

Net Loss                                  -          -       (66,401)        -      (66,401)    (66,401)
                                 -----------------------------------------------------------------------
BALANCE - JUNE 30, 2003             724,069          -       (95,058)        -      629,011     (95,058)

Contribution by affiliated
company of right to use land
in exchange for common stock      6,516,624          -             -         -    6,516,624           -

Net loss                                  -          -      (564,608)        -     (564,608)   (564,608)

Translation adjustment                    -          -             -       (40)         (40)        (40)
                                 -----------------------------------------------------------------------
BALANCE - JUNE 30, 2004           7,240,693          -      (659,666)      (40)   6,580,987    (659,706)

Net loss                                  -          -      (739,731)        -     (739,731)   (739,731)

Translation adjustment                    -          -             -       (46)         (46)        (46)
                                 -----------------------------------------------------------------------
BALANCE - JUNE 30, 2005           7,240,693          -    (1,399,397)      (86)   5,841,210  (1,399,483)

Common stock, par value $0.001
 100,000,000 shares authorized
 40,000,000 shares issued and
 outstanding                         40,000          -             -         -       40,000           -

Preferred stock, par value $0.001
 300,000 shares authorized
 277,018 shares issued and
 outstanding                            277          -             -         -          277           -

Effect of stock splits and
 return of shares                (7,240,693) 7,200,416             -         -      (40,277)          -

Net loss                                  -          -    (1,512,947)        -   (1,512,947) (1,512,947)

Translation adjustment                    -          -             -   190,258      190,258     190,258
                                 -----------------------------------------------------------------------
BALANCE - JUNE 30, 2006         $    40,277 $7,200,416   $(2,912,344) $190,172   $4,518,521 $(2,722,172)
                                 =======================================================================



See notes to financial statements

             CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (U.S. $)
                                                               FROM INCEPTION
                                                             (JANUARY 20, 2002)
                               -----YEAR ENDED JUNE 30,-----         TO
                                   2006            2005         JUNE 30, 2006
                                  ------          ------      -----------------

OPERATING ACTIVITIES:
 Net loss                      $(1,512,947)   $  (739,731)      $(2,912,344)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities
  Depreciation                     321,933        187,440           595,952
 Changes in operating assets
  and liabilities:
  Other receivables                  7,792         14,185                 -
  Prepaid expenses and sundry
   current assets                  (15,756)       (93,197)         (156,463)
  Accounts payable                   4,390       (107,470)          789,957
  Accrued expenses, taxes and
   sundry current liabilities      460,023        436,068           995,998
                                 ---------      ---------        ----------
 NET CASH USED IN OPERATING
  ACTIVITIES                      (734,565)      (302,705)         (686,900)
                                 ---------      ---------        ----------
INVESTING ACTIVITIES:
 Acquisition of property and
  equipment                        (74,408)    (1,368,092)      (11,177,303)
                                 ---------      ---------        ----------
 NET CASH USED IN INVESTING
  ACTIVITIES                       (74,408)    (1,368,092)      (11,177,303)
                                 ---------      ---------        ----------
FINANCING ACTIVITIES:
 Short-term bank borrowings        249,798              -           249,798
 Other borrowings                   99,849              -           499,849
 Bank borrowings                         -              -        10,896,147
 Loans to (repayment of) loans
  from stockholders and officers     7,743        (51,546)           29,014
                                 ---------      ---------        ----------
 NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES             757,390        (51,546        11,674,808
                                 ---------      ---------        ----------

EFFECT OF EXCHANGE RATE ON CASH     15,367            169           190,172
                                 ---------      ---------        ----------

INCREASE (DECREASE) IN CASH        (36,216)    (1,722,174)              777

CASH - BEGINNING OF PERIOD          36,993      1,759,167                 -
                                 ---------      ---------        ----------
CASH - END OF PERIOD            $      777     $   36,993       $       777
                                 =========      =========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 NON-CASH FINANCING ACTIVITIES:

 Common stock issued to exchange
  property and equipment        $        -     $        -       $ 7,240,692
                                 =========      =========        ==========

See notes to financial statements

           CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED JUNE 30, 2006

1    REVERSE MERGER

     China Aoxing Pharmaceutical Company, Inc. (the "Company") was incorporated in the State of Florida on January 23, 1996 as Central American Equities Corp. ("CAE"). Until recently, the Company owned and operated hotels and restaurants and real property in Costa Rica. On July 31, 2006, the Company's hotel assets were sold to the individuals who were the Company's Board of Directors until April 18, 2006.

     On April 18, 2006, Ostar Pharmaceutical, Inc. ("Ostar"), a Delaware Corporation, was merged into a wholly-owned subsidiary of CAE. As a result of the merger, the former stockholders of Ostar became owners of a majority of the voting power of the Company. On July 6, 2006, the Company changed its name to China Aoxing Pharmaceutical Company, Inc.

     Ostar owns 60% of Hebei Aoxing Pharmaceutical Group ("Hebei") which manufactures and distributes analgesic drugs in the People's Republic of China ("PRC"). The remaining 40% is owned by the Chairman of the Company.

     In connection with the merger, CAE issued 9,866,153 shares of common stock and 297,018 shares of a new Series C Preferred
     Stock. The preferred stock was subsequently converted into 29,598,500 shares of common stock.

     The above merger and sale of the hotels have been accounted for as a reverse merger, since the former shareholders of Hebei effectively control the Company and the only operations of the Company are solely those of Hebei.

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - Development Stage Company

     The Company has been developing its facilities, conducting research and development, and obtaining the requisite approvals from the Chinese government and since inception, has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a ADevelopment Stage Enterprise@, as set forth in Financial Accounting Standards
     Board Statement No. 7 (ASFAS 7").     Among the disclosures
     required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholder's equity and cash flows disclose activity since the date of the Company's inception.

     The Company intends to manufacture and market analgesic products in China.

     Uses of estimates in the preparation of financial statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

           CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED JUNE 30, 2006
     Cash

     The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value.

     The Company maintains cash and cash equivalents with financial institutions in the PRC. The Company performs periodic evaluation of the relative credit standing of financial institutions that are considered in the Company's investment strategy.

     New accounting pronouncements

     In December 2004, the FASB issued SFAS No, 123-R, "Share-Based Payment" to replace SFAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123-R requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at the grant-date fair value and recognized as expense in the financial statements. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management believes the adoption of SFAS 123-R will have a material impact on the Company's consolidated results of operations and earnings per share.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB107"). SAB 107 provides the SEC's view on the interaction between SFAS 123-R and certain SEC rules and regulations. Specifically, SAB 107 provides guidance on share-based payment transactions with non-employees, valuation methods, accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, capitalization of compensation costs relate to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123-R, the modification of employee share options prior to adoption of SFAS 123-R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123-R. In the opinion of management, the adoption of SAB 107 will not have a material impact on the Company's implementation of SFAS 123-R.

     In May 2005, the FASB issued SFAS No, 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinion ("APB") No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - an Amendment of APB Opinion No. 28" and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period financial statements (to the extent practicable) of changes in accounting principle instead of recognition of the cumulative effect of the change in net income in the period of the change as required by APB No 20. SFAS 154 also requires that a change in depreciation or amortization be accounted for as a change in accounting estimate affected by a change in accounting principle. In the opinion of management, adoption of SFAS 154 will not have a material effect on the Company's consolidated results of operations and financial position.

           CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED JUNE 30, 2006
     Property and equipment

     Property and equipment are recorded at cost. Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method for financial reporting purposes, whereas accelerated methods are used for tax purposes.

     The Company leases a parcel of land, on which the office and production facilities of the Company are situated, pursuant to a real estate contract from the local government of the PRC government expiring in 2053.

     Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

     Impairment of long-lived assets

     The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Research and development costs

     Research and development costs are charged to expenses as incurred.

     Deferred income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (ASFAS 109") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

     Currency translation

     Since the Company operates solely in the PRC, the Company's
     functional currency is the Chinese Yuan ("RMB").   Assets and
     liabilities are translated into U.S. Dollars at the June 30th exchange rates and records the related translation adjustments as a component of other comprehensive income (loss). Revenue and expenses are translated using average exchange rates prevailing during the period. Foreign currency transaction gains and losses are included in current operations.

           CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED JUNE 30, 2006

3    PROPERTY AND EQUIPMENT

     A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

                              ----------Amount-----------
                              June 30, 2006 June 30, 2005   Life
                              ------------- -------------   -------------
     Right to use land        $  6,744,520  $  6,516,624    Life of lease

     Building and building
      improvements               9,487,270     9,216,933    39 years

     Machinery and equipment     1,611,207     1,486,995    5-8 years

     Furniture and fixtures        287,597       276,672    5-8 years

     Automobiles                   287,401       277,690    3-5 years
                                ----------    ----------
                              $ 18,417,995  $ 17,774,914

     Accumulated depreciation      595,952       261,878
                                ----------    ----------
                              $ 17,822,043  $ 17,513,036
                                ==========    ==========

4    DUE TO STOCKHOLDERS AND OFFICERS

     The amounts due officers bear interest at 6.75% per annum and are due on demand. The amounts due stockholders are non-interest bearing and are due on demand.

5    SHORT-TERM BORROWINGS

     Short-term borrowings consist of non-interest bearing note payable to a local government and are due three months after the Company is listed on NASDAQ.

6    LOANS PAYABLE - OTHER

     Loans payable - other consists of various loans to unrelated third parties which are due on demand and bear interest as follows:
                 Non-interest bearing                        $ 465,661
                 Weighted average interest rate of 10.5%        34,188
                                                              --------
                                                             $ 499,849
                                                              ========

           CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED JUNE 30, 2006

7    LONG-TERM DEBT

     Long-term debt consists of the following:

     Notes payable to a bank bearing interest at 5.58% per annum and due as follows:

      Year ended June 30,
                              2007         $ 2,997,564
                              2008           3,622,057
                              2009           4,121,651
                                            ----------
                                            10,741,272
     Note payable to credit union bearing
     interest at 6.635% and due December
     31, 2007                                  154,874
                                            ----------
                                            10,896,146

     Less current portion                    2,997,564
                                            ----------
                                           $ 7,898,582
                                            ==========

     The notes payable bank are collateralized by a first security interest in substantially all assets of the Company and $4,995,940 is guaranteed by a vendor of the Company. The note payable to the credit union is personally guaranteed by the majority stockholder of the Company.


8    RISK FACTORS

     Vulnerability due to Operations in PRC

     The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC.
     Although the PRC government has been pursuing economic reform policies for more than 20 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

     Substantially all of the Company's businesses are transacted in RMB, which is not freely convertible. The People's Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk are primarily cash and cash equivalents. As of June 30. 2006, substantially all of the Company's cash and cash equivalents were managed by financial institutions.

           CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED JUNE 30, 2006

     Other Risks

     Although the process of approval by the government of the PRC to manufacture pharmaceuticals is in its final stages, there is no assurance that such approval will be obtained. Failure to obtain such approvals could have a material adverse effect on the Company's planned operations.


9    REVERSE STOCK SPLIT

     All statements regarding the Company's common stock have been adjusted to give retroactive effect to the July 6, 2006 one-for-four reverse split.

10   SUBSEQUENT EVENTS

     A On September 26, 2006 the Company completed the sale of 945,000 units of securities at 2.00 per unit. Each unit consisted of one share of common stock and four common stock purchase warrants exercisable at prices ranging from $2.50 to $5.50, subject to redemption if certain conditions were met.

             The Company received gross proceeds of $1,890,000 less placement fees of approximately $246,000 and related expenses of approximately $35,000, resulting in net proceeds of approximately $1,609,000.

     B In September 2006, the Company entered into an agreement pursuant to which the Company intends to acquire an additional 35% in Hebei from the Chairman $3,080,000. The acquisition will take place when the Company has raised $5,000,000 from the sale of equity. If that has not occurred prior to September 14, 2007, the acquisition agreement will terminate.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           China Aoxing Pharmaceutical Company, Inc.

                           By: /s/ Zhenjiang Yue
                           --------------------------------------
                           Zhenjiang Yue, Chief Executive Officer

     In accordance with the Exchange Act, this Report has been signed below on October 13, 2006 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Zhenjiang Yue
--------------------------
Zhenjiang Yue, Director,
 Chief Executive Officer,
 Chief Financial and Chief
 Accounting Officer


/s/ John C. Leo
--------------------------
John C. Leo, Director