Form 10QSB
period 2006-09-30
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2006-11-14
CIK 1060426

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2006

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-24185

CHINA AOXING PHARMACEUTICAL COMPANY, INC.
(Name of Small Business Issuer in its Charter)
Florida	65-0636168
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

444 Washington Blvd., Unit 2424, Jersey City, NJ	07310
(Address of principal executive offices)	(Zip Code)

(201) 420-1076
(Registrant’s telephone number including area code)

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]     No  [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   [   ]     No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 13, 2006

Common Stock: 40,100,041 shares

Transitional Small Business Disclosure Format (check one):        Yes   [   ]     No  [X]

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

 (A Development Stage Company)

BALANCE SHEETS

(U.S. $)

SEPTEMBER 30, 2006 (Unaudited)	JUNE 30, 2006

ASSETS
CURRENT ASSETS:
Cash	$1,497,132	$ 777
Prepaid expenses	287,428	156,463
TOTAL CURRENT ASSETS	1,784,560	157,240

PROPERTY AND EQUIPMENT, NET OF
ACCUMULATED DEPRECIATION	18,188,629	17,822,043

TOTAL ASSETS	$19,973,189	$17,979,283

LIABILITIES AND STOCKHOLDERS= EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 253,200	$ 249,798
Accounts payable	794,540	789,957
Loans payable – other	506,659	499,849
Due to stockholders and officers	-	29,014
Accrued expenses and taxes payable	1,939,876	995,998
Current portion of long-term debt	3,038,402	2,997,564
TOTAL CURRENT LIABILITIES	6,532,677	5,562,180

LONG-TERM DEBT	8,006,188	7,898,582

STOCKHOLDERS= EQUITY	5,434,324	4,518,521

TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY	$19,973,189	$17,979,283

See report of independent registered public accounting firm

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. $)

THREE MONTHS ENDED SEPTEMBER 30, 2006 2005	FROM INCEPTION (JANUARY 20, 2002) TO SEPTEMBER 30, 2006

INTEREST INCOME	$ -	$ -	$ 18,721

COSTS AND EXPENSES:
Research and development costs	10,067	18,098	176,955
General and administrative expenses	258,299	402,389	1,529,951
Interest expense	329,031	-	1,821,556
TOTAL COSTS AND EXPENSES	597,397	420,487	3,528,462

NET LOSS	$(597,397)	$(420,487)	$(3,509,741)

See report of independent registered public accounting firm

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. $)

THREE MONTHS ENDED SEPTEMBER 30, 2006 2005	FROM INCEPTION (JANUARY 20, 2002) TO SEPTEMBER 30, 2006

OPERATING ACTIVITIES:
Net loss	$(597,397)	$(420,487)	$(3,509.741)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	70,502	89,068	666,454
Changes in operating assets and liabilities:
Other receivables	-	7,724	-
Prepaid expenses and sundry current assets	(128,834)	47,223	(285,297)
Accounts payable	(6,179)	6,191	783,778
Accrued expenses, taxes and sundry current liabilities	567,521	274,499	1,563,519
NET CASH USED IN OPERATING ACTIVITIES	(94,387)	4,218	(781,287)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(194,289)	(8,873)	(11,371,592)
NET CASH USED IN INVESTING ACTIVITIES	(194,289)	(8,873)	(11,371,592)

FINANCING ACTIVITIES:
Short-term bank borrowings	-	-	249,798
Other borrowings	-	-	499,849
Bank borrowings	-	-	10,896,147
Loans to (repayment of) loans from stockholders and officers	(29,409)	-	(395)
Sale of common stock, net of offering expenses	1,513,200	-	1,513,200
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,483,791	-	13,158,599

EFFECT OF EXCHANGE RATE ON CASH	301,240	-	491,412

INCREASE (DECREASE) IN CASH	1,496,355	(4,655)	1,497,132

CASH – BEGINNING OF PERIOD	777	37,950	-

CASH – END OF PERIOD	$1,497,132	$ 33,295	$1,497,132
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITIES:
Common stock issued to exchange property and equipment	$ -	$ -	$7,240,692

See report of independent registered public accounting firm

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

(A Development State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

REVERSE MERGER

China Aoxing Pharmaceutical Company, Inc. (the “Company”) was incorporated in the State of Florida on January 23, 1996 as Central American Equities Corp. (“CAE”).  Until recently, the Company owned and operated hotels and restaurants and real property in Costa Rica.  On July 31, 2006, the Company’s hotel assets were sold to the individuals who were the Company’s Board of Directors until April 18, 2006.

On April 18, 2006, Ostar Pharmaceutical, Inc. (“Ostar”), a Delaware Corporation, was merged into a wholly-owned subsidiary of CAE.  As a result of the merger, the former stockholders of Ostar became owners of a majority of the voting power of the Company.  On July 6, 2006, the Company changed its name to China Aoxing Pharmaceutical Company, Inc.

Ostar owns 60% of Hebei Aoxing Pharmaceutical Group (“Hebei”) which manufactures and distributes analgesic drugs in the People’s Republic of China (“PRC”).  The remaining 40% is owned by the Chairman of the Company.

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

In September 2006, the Company entered into an agreement pursuant to which the Company intends to acquire an additional 35% in Hebei from the Chairman for $3,080,000.  The acquisition will take place when the Company has raised $5,000,000 from the sale of equity.  If that has not occurred prior to September 14, 2007, the acquisition agreement will terminate.

SALE OF SECURITIES

On September 28, 2006, the Company completed the sale of 869,500 units of securities at $2.00 per unit.  Each unit consisted of one share of common stock and four common stock purchase warrants exercisable at prices ranging from $2.50 to $5.50.  The warrants are exercisable for five years and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants.

The Company received gross proceeds of $1,739,000 less placement fees of approximately $220,820 and related expenses of $4,980, resulting in net proceeds of $1,513,200.

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

(A Development State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has been developing its facilities, conducting research and development, and obtaining the requisite approvals from the Chinese government and since inception, has not earned any revenue from operations.  Accordingly, the Company=s activities have been accounted for as those of a ADevelopment Stage Enterprise@, as set forth in Financial Accounting Standards Board Statement No. 7 (ASFAS 7").     Among the disclosures required by SFAS 7 are that the Company=s financial statements be identified as those of a development stage company, and that the statements of operations, stockholder=s equity and cash flows disclose activity since the date of the Company=s inception.

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

The Company maintains cash and cash equivalents with financial institutions in the PRC.  The Company performs periodic evaluation of the relative credit standing of financial institutions that are considered in the Company=s investment strategy.

New accounting pronouncements

In December 2004, the FASB issued SFAS No, 123-R, “Share-Based Payment” to replace SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123-R requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at the grant-date fair value and recognized as expense in the financial statements.  Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management.  Management believes the adoption of SFAS 123-R will have a material impact on the Company’s consolidated results of operations and earnings per share.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB107”).  SAB 107 provides the SEC’s view on the interaction between SFAS 123-R and certain SEC rules and regulations.  Specifically, SAB 107 provides guidance on share-based payment transactions with non-employees, valuation methods, accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, capitalization of compensation costs relate to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123-R, the modification of employee share options prior to adoption of SFAS 123-R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123-R.  In the opinion of management, the adoption of SAB 107 will not have a material impact on the Company’s implementation of SFAS 123-R.

In May 2005, the FASB issued SFAS No, 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – an Amendment of APB Opinion No. 28” and changes the requirements for the accounting for, and reporting of, a change in accounting principle.  SFAS 154 requires retrospective application to prior period financial statements (to the extent practicable) of changes in accounting principle instead of recognition of the cumulative effect of the change in net income in the period of the change as required by APB No 20.  SFAS 154 also requires that a change in depreciation or amortization be accounted for as a change in accounting estimate affected by a change in accounting principle.  In the opinion of management, adoption of SFAS 154 will not have a material effect on the Company’s consolidated results of operations and financial position.

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

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

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

Currency translation

Since the Company operates solely in the PRC, the Company=s functional currency is the Chinese Yuan (ARMB@).    Assets and liabilities are translated into U.S. Dollars at the June 30th exchange rates and records the related translation adjustments as a component of other comprehensive income (loss).  Revenue and expenses are translated using average exchange rates prevailing during the period.  Foreign currency transaction gains and losses are included in current operations.

PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	Amount	Life

Right to use land	$ 6,836,404	Life of lease
Building and building improvements	9,616,519	39 years
Machinery and equipment	1,827,448	5-8 years
Furniture and fixtures	291,515	5-8 years
Automobiles	291,316	3-5 years
	18,863,202
Accumulated depreciation	674,573
	$18,188,629

DUE TO STOCKHOLDERS AND OFFICERS

The amounts due officers bear interest at 6.75% per annum and are due on demand.  The amounts due stockholders are non-interest bearing and are due on demand.

SHORT-TERM BORROWINGS

Short-term borrowings consist of non-interest bearing note payable to a local government and are due three months after the Company is listed on NASDAQ.

LOANS PAYABLE - OTHER

Loans payable – other consists of various loans to unrelated third parties which are due on demand and bear interest as follows:

Non-interest bearing	$472,005
Weighted average interest rate of 10.5%	34,654
$506,659

8           LONG-TERM DEBT

Long-term debt consists of the following:

Notes payable to a bank bearing interest at 5.58% per annum and due as follows:
Year ended June 30,
2007	$ 3,038,401
2008	3,671,402
2009	4,177,802
10,887,605
Note payable to credit union bearing interest at 6.635% and due December 31, 2007	156,985
11,044,590
Less current portion	3,038,402
$ 8,006,188

The notes payable bank are collateralized by a first security interest in substantially all assets of the Company and $4,995,940 is guaranteed by a vendor of the Company.  The note payable to the credit union is personally guaranteed by the majority stockholder of the Company.

RISK FACTORS

Vulnerability due to Operations in PRC

The Company=s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than 20 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC=s political, economic and social conditions.  There is also no guarantee that the PRC government=s pursuit of economic reforms will be consistent or effective.

Substantially all of the Company=s businesses are transacted in RMB, which is not freely convertible.  The People=s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People=s Bank of China.  Approval of foreign currency payments by the People=s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk are primarily cash and cash equivalents.  As of September 30, 2006, substantially all of the Company=s cash and cash equivalents were managed by financial institutions.

Other Risks

Although the process of approval by the government of the PRC to manufacture pharmaceuticals is in its final stages, there is no assurance that such approval will be obtained.  Failure to obtain such approvals could have a material adverse effect on the Company’s planned operations.

REVERSE STOCK SPLIT

All statements regarding the Company’s common stock have been adjusted to give retroactive effect to the July 6, 2006 one-for-four reverse split.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

China Aoxing has one operating subsidiary, Hebei Aoxing Pharmaceutical Group.  Since 2002 Hebei Aoxing has been engaged in developing its analgesic products, building its facilities, and obtaining the requisite licenses from the Chinese government. In June 2006 Hebei Aoxing obtained approval from the State Food and Drug Administration for it to commence sales of its Naloxone products.  It is currently awaiting final “good manufacturing standards” approval of its Naloxone Hydrocloride manufacturing facility and its Naloxone Hydrocloride injection manufacturing facility.

During the last week of September 2006 China Aoxing closed a private placement of securities that yielded it net proceeds in excess of $1.4 million.  With those funds, Hebei Aoxing has commenced manufacturing of the first product that it will take to market:  a traditional Chinese treatment for cough and cold named “Shuanghuanglian.”  As soon as government approval of its analgesic manufacturing facilities is obtained, Hebei Aoxing will also use the proceeds of the offering to commence production and marketing of its Naloxone products.  Then it plans to introduce its Oxycodone products after the marketing of its Naloxone products has stabilized.  Assuming that Hebei Aoxing obtains the funds necessary to develop the production facilities for its Tilidine products ($15.3 million), the Company plans to introduce that product line by the end of 2007.

The Company’s largest expense during the three months ended September 30, 2006 was interest in the amount of $329,031.  At September 30, 2006 we had almost $12 million in debt, long and short-term, that we incurred to build our facilities.  Until Hebei Aoxing generates revenues from operations or secures capital infusions from investors, we will depend on loans to fund our ongoing development costs, and our interest expense will be high.

The Company’s second largest expense for the three months ended September 30, 2006 was the general and administrative expense in the amount of $258,299.  The decrease from the $402,389 in general and administration expense incurred in the three months ended September 30, 2006 was primarily attributable to one-time expenses incurred in the 2005 period.  Our general and administrative expenses are, in fact, increasing due to the fact that Hebei Aoxing is now introducing its products to the market, and has ramped up its staffing for that purpose.  In addition, we are now incurring legal, accounting and bookkeeping fees in connection with our new reporting obligations as a public company.  On top of this, China Aoxing is now incurring  expenses incidental to its status as a U.S. public company, such as the cost of maintaining a physical presence in the U.S. and expenses related to investor relations.  So the decrease in general and administrative expenses reported in the recent quarter should be considered an aberration.

Now that we are introducing our first products to the market, we will be adding to our expense burden significant marketing and production expenses.  The level of these expenses will be determined by the amount of our available cash, since it is our plan to devote all available resources to the task of marketing, producing, and selling our products, including the analgesics and the other products that are awaiting approval.

Since inception, the Company’s operations have been funded primarily by loans, including loans from stockholders and officers, short term borrowings from a local government, two loans from the Bank of China, a loan from a credit union, and other loans.  The balance of our borrowings as of September 30, 2006 (including the current portion of the long-term debt) totaled $11,804,449.  The infusion of cash at the end of the quarter will enable us to fund our debt obligations.

Despite the infusion of capital at the end of September 2006, Hebei Aoxing still has a substantial working capital deficit.  The balance sheet of China Aoxing and its subsidiaries at September 30, 2006, showed a working capital deficit of $4,748,117.  The greater portion of the deficit was represented by $3,038,402 due to the Bank of China in June, 2007. That payment is the current portion of two loans totaling $10,887,605 that call for annual payments over the next three years.  The loans bear interest at 5.58% per annum, and are collateralized by a first security interest in substantially all of Hebei Aoxing’s assets.

Hebei Aoxing expects to be able to service its debt to the Bank of China and its other debt obligations with cash flow from operations, assuming that it is successful in initiating production and sales the next few months.  This will free our cash reserves to be use to fund out growth.  Our ability to achieve financial stability, however, will depend on the success of our marketing efforts, which cannot be predicted at this time.   Therefore, we continue to actively seek investment capital, and expect to issue more equity securities for this purpose in the coming months.  From the proceeds of those offerings, we have committed to pay $3,080,000 to our Chairman, Zhenjiang Yue, to purchase an additional 35% interest in Hebei Aoxing (which will bring our total interest in that subsidiary to 95%).  Any other funds obtained will be added to our working capital to fund the roll-out of our product lines.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our  disclosure controls and procedures as of September 30, 2006.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Aoxing in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Aoxing is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Aoxing’s system of disclosure controls and procedures was effective as of September 30, 2006 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China Aoxing’s first fiscal quarter that has materially affected or is reasonably likely to materially affect China Aoxing’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

On September 28, 2006 China Aoxing completed the sale of 869,500 Units of securities to a total of 27 investors.  Each “Unit” included one share of common stock and four common stock purchase warrants.  The sale of the Units was exempt from the registration requirements of the Securities Act pursuant to Section 4(6) of the Act, because each of the investors was an Accredited Investor and there was no advertising or public solicitation performed in connection with the offering.  The sale of the Units was also exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission, since the sales satisfied all of the conditions specified in SEC Rules 501 and 502 and each of the investors had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of the investment.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2007.

Item 6.

Exhibits

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA AOXING PHARMACEUTICAL COMPANY, INC.

Date: November 14, 2006

By: /s/ Zhenjiang Yue

       Zhenjiang Yue, Chief Executive Officer

       and Chief Financial Officer

7