Form 10QSB
period 2006-12-31
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2007-02-21
CIK 1060426

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2006

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

February 16, 2007

Common Stock: 40,163,541 shares

Transitional Small Business Disclosure Format (check one):        Yes   [   ]     No  [X]

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

BALANCE SHEETS

(U.S. $)

DECEMBER 31, 2006 (Unaudited)	JUNE 30, 2006

ASSETS
CURRENT ASSETS:
Cash	$1,384,422	$ 777
Accounts receivable	406,320	-
Inventories	68,145	-
Prepaid expenses	214,233	156,463
TOTAL CURRENT ASSETS	2,073,120	157,240
PROPERTY AND EQUIPMENT, NET OF
ACCUMULATED DEPRECIATION	18,380,353	17,822,043
DEFERRED INTEREST	10,571,601	-
TOTAL ASSETS	$31,025,074	$17,979,283

LIABILITIES AND STOCKHOLDERS= EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 256,400	$ 249,798
Accounts payable	1,284,721	789,957
Loans payable – other	393,843	499,849
Due to stockholders and officers	790,195	29,014
Accrued expenses and taxes payable	1,269,234	995,998
Current portion of long-term debt	6,889,468	2,997,564
TOTAL CURRENT LIABILITIES	10,883,861	5,562,180

LONG-TERM DEBT	4,230,600	7,898,582
CONVERTIBLE DEBENTURES	1,989,000	-

STOCKHOLDERS= EQUITY	13,921,613	4,518,521
TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY	$31,025,074	$17,979,283

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. $)

THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED
		DECEMBER 31,
2006	2005	2006	2005

REVENUES	$345,907	$ -	$345,907	$ -

COST OF SALES	157,567	-	157,567	-
GROSS PROFIT	188,340	-	188,340	-

COSTS AND EXPENSES (INCOME):
Research and development costs	115,454	2,259	125,521	20,357
General and administrative expenses	262,729	197,418	521,028	437,546
Grant from local government	(63,250)	-	(63,250)	-
Interest expense	402,322	151,562	731,353	313,823
Amortization of deferred interest	492,303	-	492,303	-

TOTAL COSTS AND EXPENSES	1,209,558	351,239	1,806,955	771,726

NET LOSS	$(1,021,218)	$(351,239)	$(1,618,615)	$(771,726)

BASIC AND DILUTED EARNINGS
PER SHARE	$ (0.03)	N/A	$ (0.04)	N/A

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	40,104,883	N/A	40,073,541	N/A

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. $)

SIX MONTHS ENDED DECEMBER 31,

2006	2005

OPERATING ACTIVITIES:
Net loss	$(1,618,615)	$(771,726)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	178,993	179,582
Amortization of deferred interest	492,303	-
Changes in operating assets and liabilities:
Accounts receivable	(406,320)	-
Inventories	(68,145)	-
Prepaid expenses and sundry current assets	(54,021)	(19.303)
Accounts payable	475,835	-
Other receivables	(117,983)	84,317
Accrued expenses, taxes and sundry current liabilities	249,370	484,866
NET CASH USED IN OPERATING ACTIVITIES	(868,583)	(42,264)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(310,257)	(10,405)
NET CASH USED IN INVESTING ACTIVITIES	(310,257)	(10,405)

FINANCING ACTIVITIES:
Repayment of bank borrowings	(64,100)	-
Loans from stockholders	760,486	(110)
Sale of convertible debentures	1,713,920	-
Sale of common stock	127,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,537,306	(110)

EFFECT OF EXCHANGE RATE ON CASH	25,179	31,719

INCREASE (DECREASE) IN CASH	1,383,645	(21,060)

CASH – BEGINNING OF PERIOD	777	36,993

CASH – END OF PERIOD	$1,384,422	$ 15,933

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2006

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

SALE OF SECURITIES

On September 28, 2006, the Company completed the sale of 869,500 units of securities at $2.00 per unit.  Each unit consisted of one share of common stock and four common stock purchase warrants exercisable at prices ranging from $2.50 to $5.50.  The warrants are exercisable for five years and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants.  In October 2006, the Company exchanged all of the shares of common stock purchased in this offering for a 10% convertible debenture in the amount of his/her investment, plus the four warrants purchased in the offering.  The warrants were valued at $11,063,904 using the Black Scholes method by recording deferred interest and a credit to stockholders’ equity.

On November 30, 2006, the Company sold 188,500 units of securities.  Each unit consists of a share of common stock or 10% convertible debenture and four common stock purchase warrants, exercisable at prices ranging from $2.50 to $5.50.  The warrants are exercisable for five years and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants (see Notes 9 and 10 for detailed information).

The Company received gross proceeds of $2,116,000 less placement fees of approximately $275,080, resulting in net proceeds of $1,840,920.

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2006

(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deferred interest

Deferred interest represents the estimated fair value of the warrants issued in connection with the sale of securities referred to in Note 2 and is being amortized over the life of the convertible debentures referred to in Note 9.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB107”).  SAB 107 provides the SEC’s view on the interaction between SFAS 123-R and certain SEC rules and regulations.  Specifically, SAB 107 provides guidance on share-based payment transactions with non-employees, valuation methods, accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, capitalization of compensation costs relate to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123-

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2006

(Unaudited)

R, the modification of employee share options prior to adoption of SFAS 123-R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123-R.  In the opinion of management, the adoption of SAB 107 will not have a material impact on the Company’s implementation of SFAS 123-R.

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

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2006

(Unaudited)

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

PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

  Amount

           Life

Right to use land	$ 6,922,800	Life of lease
Building and building improvements	9,858,910	39 years
Machinery and equipment	1,788,815	5-8 years
Furniture and fixtures	316,851	5-8 years
Automobiles	294,035	3-5 years
	19,181,411
Accumulated depreciation	801,058
	$18,380,353

5

DUE TO STOCKHOLDERS AND OFFICERS

The amounts due stockholders are non-interest bearing and are due on demand.

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2006

(Unaudited)

SHORT-TERM BORROWINGS

Short-term borrowings consist of non-interest bearing note payable to a local government and are due three months after the Company is listed on NASDAQ.

7

LOANS PAYABLE - OTHER

Loans payable – other consists of various loans to unrelated third parties which are due on demand and bear interest as follows:

Non-interest bearing	$359,189
Weighted average interest rate of 10.5%	34,654
$393,863

8           LONG-TERM DEBT

Long-term debt consists of the following:

Notes payable to a bank bearing interest at 5.58% per annum due as follows: $3,012,700 in 2007, $3,717,800 in 2008 and $4,230,600 in 2009.	$10,961,100
Note payable to credit union bearing interest at 6.635% and due December 31, 2007	158,968
11,120,068
Less current portion	6,889,468
$ 4,230,600

The notes payable bank are collateralized by a first security interest in substantially all assets of the Company and $5,063,900 is guaranteed by a vendor of the Company.  The note payable to the credit union is personally guaranteed by the majority stockholder of the Company.

The Company is in default of the bank loan in the amount of $3,012,700 which is due December 31, 2006.  The Company is in active discussions with the Bank of China regarding the bank loan refinancing and expects to reach an agreement on the refinance terms by the end of the first quarter of 2007.

9

CONVERTIBLE DEBENTURES

The convertible debentures (“debentures”), bearing interest at 10% per annum, are payable semi-annually and are due on January 9, 2009.  Interest will accrue on the principal amount at 10% per

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2006

(Unaudited)

annum and interest will be payable on January 1st and July 1st each year.  The unpaid principal and accrued interest on the debenture will automatically convert into common stock of the Company on September 30, 2008, if, on that date, there is an effective registration statement on file with the Securities and Exchange Commission that will permit an investor to re-sell the common stock to the public.

10

WARRANTS

The following table summarizes the information relating to the warrants issued in connection with the sale of securities referred to in Note 2:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)

$2.50	1,058,000	5.13
3.50	1,058,000	5.13
4.50	1,058,000	5.13
5.50	1,058,000	5.13
2.00	493,733	5.13
	4,725,733

11

GRANT FROM LOCAL GOVERNMENT

The Company has received a grant from the local government during the period ended December 31, 2006 totaling $63,250.  The grant was designated for research and development of Tilidine products.

12

EARNINGS PER SHARE

Outstanding shares prior to March 15, 2006, the date of the merger, are undeterminable.  The total shares issued are therefore used as the average shares outstanding.

13

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

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2006

(Unaudited)

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

14

REVERSE STOCK SPLIT

All statements regarding the Company’s common stock have been adjusted to give retroactive effect to the July 6, 2006 one-for-four reverse split.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

China Aoxing has one operating subsidiary, Hebei Aoxing Pharmaceutical Group.  Since 2002 Hebei Aoxing has been engaged in developing its analgesic products, building its facilities, and obtaining the requisite licenses from the Chinese government. In June 2006 Hebei Aoxing obtained approval from the State Food and Drug Administration of the People’s Republic of China (“SFDA”) for it to commence sales of its Naloxone products.  In November 2006, Hebei Aoxing received GMP (Good Manufacturing Practices) certification for its Naloxone raw materials workshop from the SFDA.  Hebei Aoxing started the production of the Naloxone raw materials in December 2006.  In January, 2007 the SFDA granted Hebei Aoxing the final GMP certificate (H4107) for small volume injectables, which was a significant milestone in our history.  This certificate and previous certification approvals paved the way for the product launch of Naloxone Hydrochloride into the Chinese market, which is scheduled to occur later in February 2007.  Currently Hebei Aoxing is authorize by the SFDA to manufacture Naloxone Hydrochloride in four dosage strengths:  0.4mg (1ml), 1mg (1ml), 2mg (2ml) and 4mg (10ml).

In the fall of 2006 China Aoxing closed a private placement of securities that yielded it net proceeds in excess of $1.8 million.  With those funds, Hebei Aoxing commenced manufacturing of the first product that it took to market:  a traditional Chinese treatment for cough and cold named “Shuanghuanglian.”  Having recently received government approval of its analgesic manufacturing facilities, Hebei Aoxing is also using the proceeds of the offering to commence production and marketing of its Naloxone products.  It plans to subsequently introduce its Oxycodone products after the marketing of its Naloxone products has stabilized.  Assuming that Hebei Aoxing obtains the funds necessary to develop the production facilities for its Tilidine products ($15.3 million), the Company plans to introduce that product line by the end of 2008.

The Company reported product revenues of $345,907 from the sales of Shuanghuanglian during the six months ended December 31, 2006.  As Shuanghuanglian is an herbal medicine that is most popular during the winter season, we anticipate seasonal fluctuation of the demand for Shuanghuanglian in the coming quarters.

The Company’s largest expense during the six months ended December 31, 2006 was interest.  At December 31, 2006 we had over $14.5 million in debt, long and short-term, that we incurred to build our facilities and develop our product line.  The interest that accrued on our debt during the six months ended December 31, 2006 totaled $731,353.  Until Hebei Aoxing generates revenues from operations or secures capital infusions from investors, we will depend on loans to fund our ongoing development costs, and our interest expense will be high.

A second category of interest expense – “amortization of deferred interest” – arose from the financing that we completed in the fall of 2006.  In that financing we sold convertible debentures in the principal amount of $1,989,000, 63,500 shares of common stock, and warrants to purchase 4,232,000 shares of common stock. We also issued warrants to the placement agent that facilitated the financing.  Because the exercise price of the warrants was less than the market price of our common stock when we completed the financing, the fair value of the warrants (based on the Black-

Scholes formula) is considered to have been $11,063,904, which we are accounting for as an expense attributable to the debentures.  Therefore we recorded that sum as “Deferred Interest” on our balance sheets, and will amortize the deferred interest over the life of the debentures, the principal amount of which is payable on January 9, 2009.  To the extent that the debentures are converted into common stock before they mature, the amortization of the deferred interest will be accelerated.  Our earnings, therefore, will be burdened by the amortization of deferred interest for the next two years – or less if the debentures are converted into common stock.

The Company’s second largest expense for the six months ended December 31, 2006 was the general and administrative expense in the amount of $521,028.  The increase from the $437,546 in general and administration expense incurred in the six months ended December 31, 2006 was primarily attributable to the fact that Hebei Aoxing is now introducing its products to the market, and has ramped up its staffing for that purpose.  In addition, we are now incurring legal, accounting and bookkeeping fees in connection with our new reporting obligations as a public company.  On top of this, China Aoxing is now incurring expenses incidental to its status as a U.S. public company, such as the cost of maintaining a physical presence in the U.S. and expenses related to investor relations.

Now that we are introducing Naloxone Hydrocloride to the market, we will be adding to our expense burden significant marketing and production expenses.  The level of these expenses will be determined by the amount of our available cash, since it is our plan to devote all available resources to the task of marketing, producing, and selling our products, including the analgesics and the other products that are awaiting approval.

Our net loss for the six months ended December 31, 2006 totaled $1,618,615.  This represents the consolidation of the results realized by our subsidiary, Hebei Aoxing, with the administrative expenses incurred by China Aoxing.  At the present time, however, China Aoxing owns only 60% of the equity in Hebei Aoxing.  Accordingly, only 60% of the retained loss from the operations of Hebei Aoxing affects the equity of our shareholders on a liquidation basis.  Likewise, if in the future Hebei Aoxing produces net income, the effect of that income on the value of our shareholders’ shares will be reduced by 40%.  It is for that reason that we have entered into an agreement with our Chairman, Zhenjiang Yue, to acquire an additional 35% interest in Hebei Aoxing, and are undertaking to raise the funds necessary to complete that acquisition.

Liquidity and Capital Resources

Since inception, the Company’s operations have been funded primarily by loans, including loans from stockholders and officers, short term borrowings from a local government, two loans from the Bank of China, a loan from a credit union, and other loans.  The balance of our borrowings as of December 31, 2006 (including the current portion of the long-term debt) totaled $14,549,506.  The Company is currently in active negotiation with Bank of China to refinance its bank loan in the amount of $3,012,700, which was due on December 31, 2006.  The Company expects to reach an agreement on refinance terms by the end of the current quarter.

Despite the infusion of capital at the end of September 2006, Hebei Aoxing still has a substantial working capital deficit.  The balance sheet of China Aoxing and its subsidiaries at December 31, 2006, showed a working capital deficit of $8,810,741.  The greater portion of the deficit was represented by $6,889,368 due to the Bank of China. That liability is the current portion of two loans totaling $10,961,100 that call for annual payments over the next three years.  The loans bear interest at 5.58% per annum, and are collateralized by a first security interest in substantially all of Hebei Aoxing’s assets.

Hebei Aoxing expects to be able to service its debt to the Bank of China and its other debt obligations from refinancing and with cash flow from operations, assuming that it is successful in initiating production and sales during the next few months.  This will free our cash reserves to be used to fund our growth.  Our ability to achieve financial stability, however, will depend on the success of our marketing efforts, which cannot be predicted at this time. Therefore, we continue to actively seek investment capital, and expect to issue more equity securities for this purpose in the coming months.  From the proceeds of those offerings, we have committed to pay $1,280,000 to our Chairman, Zhenjiang Yue, which will be coupled with a long-term promissory note for $1,800,000 to purchase an additional 35% interest in Hebei Aoxing (which will bring our total interest in that subsidiary to 95%).  Any other funds obtained from future financing will be added to our working capital to fund the roll-out of our product lines.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Risk Factors that May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

I. Risks Attendant to our Business

We lack sufficient capital to fully carry out our business plan.

In order to make our operations cost-efficient, it is necessary that we expand our operations.  At the present time, however, our capital resources are sparse.  At December 31, 2006 we had $1,384,422 in cash and no other liquid assets.  On the same date we had $10,883,861 in current liabilities.  Our cash resources will permit us to initiate production and marketing.  However, we will need an additional infusion of capital to fund the build-out of our manufacturing facility and an accumulation of inventory in order to achieve optimal size.  It is not clear whether sufficient capital will become available to us to permit us to expand to an efficient operating point.

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

We may be subject to the People’s Republic of China’s price control of drugs which may limit our profitability and even cause us to stop manufacturing certain products

The State Development and Reform Commission ("SDRC") of the People’s Republic of China and the price administration bureaus of the relevant provinces of China in which our pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products.  The SDRC sets the price ceilings for certain pharmaceutical products in China.  Where our products are subject to a price ceiling, we will need to adjust the product price to meet the requirement and to accommodate for the pricing of competitors in the competition for market shares.  The price ceilings set by the SDRC may limit our profitability, and in some instances, such as where the price ceiling is below production costs, may cause us to stop manufacturing certain products.

Product liability claims could materially impact operating results and profitability.

We may produce products which inadvertently have an adverse pharmaceutical effect on the health of individuals.  Existing laws and regulations in China do not require us to maintain third party liability insurance to cover product liability claims.  However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with our customers, decreased demand for our products, costly litigation, product recalls, loss of revenue, and our inability to commercialize some products.

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

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices with which investors in the United States are familiar.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund our business activities outside China or to pay dividends to our shareholders.

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

The stockholders’ ability to bring an action against the Company or against our directors, or to enforce a judgment against the Company or the directors, will be limited because we conduct all of our operations in China and because most of our management resides outside of the United States.

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

II.  Risks attendant to the market for our common stock.

The illiquidity of the market for China Aoxing common stock may prevent a shareholder from obtaining a fair price for his shares.

China Aoxing at the present time has fewer than 500 shareholders and only a small number of market makers.  As a result, our stock trades only occasionally and the market price for our common stock is volatile, at times moving over 50% in one day.  Unless and until the market for our common stock grows and stabilizes, the common shares you purchase will remain illiquid.  A shareholder in China Aoxing who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, he will be unable to find a buyer or the market price may be much less than the price he would consider to be fair.

China Aoxing Pharmaceutical Company will be quoted on the OTC Bulletin Board for the immediate future.

China Aoxing does not meet the eligibility requirements for listing on the NASDAQ Stock Market.  Until we meet those standards and are accepted into the NASDAQ Stock Market, or unless we are successful in securing a listing on the American Stock Exchange or some other exchange, China Aoxing common stock will be quoted only on the OTC Bulletin Board.  Such a listing is considered less prestigious than a NASDAQ Stock Market or an exchange listing, and many brokerage firms will not recommend Bulletin Board stocks to their clients.  This situation may limit the liquidity of your shares.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Aoxing in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Aoxing is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Aoxing’s system of disclosure controls and procedures was effective as of December 31, 2006 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China Aoxing’s second fiscal quarter that has materially affected or is reasonably likely to materially affect China Aoxing’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

On September 28, 2006 China Aoxing completed the sale of 869,500 Units of securities to a total of 27 investors.  Each “Unit” included one share of common stock and four common stock purchase warrants.  In October 2006 China Aoxing completed the exchange with 24 of those investors of 10% Convertible Debentures for common stock.  The sale of the Debentures was exempt from the registration requirements of the Securities Act pursuant to Section 4(6) of the Act, because each of the investors was an Accredited Investor and there was no advertising or public solicitation performed in connection with the offering.  The sale of the Debentures was also exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission, since the sales satisfied all of the conditions specified in SEC Rules 501 and 502 and each of the investors had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of the investment.

On November 13, 2006 China Aoxing completed the sale of 188,500 Units of securities to a total of 7 investors.  Each “Unit” included one 10% Convertible Debenture and four common stock purchase warrants.  The sale of the Units was exempt from the registration requirements of the Securities Act pursuant to Section 4(6) of the Act, because each of the investors was an Accredited

Investor and there was no advertising or public solicitation performed in connection with the offering.  The sale of the Units was also exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission, since the sales satisfied all of the conditions specified in SEC Rules 501 and 502 and each of the investors had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of the investment.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2007.

Item 3

      Defaults upon Senior Securities

Hebei Aoxing Pharmaceutical Group, Inc., the operating subsidiary of China Aoxing, is in default in its obligation to satisfy a debt of $3,012,700 that was due to the Bank of China on December 31, 2006.  Hebei Aoxing is in active discussions with the Bank of China regarding the loan, and expects to reach agreement on refinancing terms before the end of the current quarter.

Item 5

      Other Information

Modification of Stock Purchase Agreement

In September 2006 China Aoxing entered into an agreement with its Chairman, Yue Zhenjiang, which contemplates that China Aoxing will purchase an additional 35% interest in Hebei Aoxing from Mr. Yue for a price of $3,080,000.  In January 2007 China Aoxing and Mr. Yue agreed to modify the terms of the agreement.  As modified, the agreement provides that the purchase price for the 35% interest will be $3,080,000, consisting of $1,280,000 in cash and a long-term promissory note for $1,800,000.  The note will bear interest at 5.6% per annum.  Principal and interest on the note will be payable only from positive cash flow from operations and will not be payable within the first year after the note is issued.  Principal and interest will be payable in cash or equity at the option of China Aoxing.  China Aoxing’s obligations under the note will be subordinated to other debt.  The acquisition will take place when China Aoxing has raised $5,000,000 from the sale of equity.  If that has not occurred prior to September 14, 2007, the acquisition agreement will terminate.

Consulting Agreement

In February 2007, Hebei Aoxing entered into a two-year financial and strategic business consulting agreement with Warner Technology and Investment Group (WTI), which is to be effective on April 1, 2007.  The new two-year agreement provides that WTI will (1) assist the Company’s development in the US capital market. (2) assist the Company in developing international drugs for the China market, and (3) advise the Company regarding the introduction of its products into the international market.  The relationship and appropriate compensation for WTI’s services will be reviewed by the two parties regularly, and WTI will be compensated on a quarterly basis either by cash or by China Aoxing’s equity.  If the decision is made to compensate WTI with equity, the shares will be valued at 85% of average trading price over the twenty trading days preceding issuance.

Item 6.

Exhibits

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA AOXING PHARMACEUTICAL COMPANY, INC.

Date: February 20, 2007

By: /s/ Zhenjiang Yue

       Zhenjiang Yue, Chief Executive Officer

       and Chief Financial Officer

20