Form 10QSB
period 2007-03-31
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2007-05-15
CIK 1060426

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2007

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]            No  [    ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]                    No  [ X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 15, 2007

Common Stock: 40,163,541 shares

Transitional Small Business Disclosure Format (check one):     Yes [   ]                    No  [ X]

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

BALANCE SHEETS

(U.S. $)

MARCH 31, 2007 (Unaudited)	JUNE 30, 2006

ASSETS
CURRENT ASSETS:
Cash	$1,243,163	$ 777
Accounts receivable	312,414	-
Inventories	95,822	-
Prepaid expenses	208,539	156,463
TOTAL CURRENT ASSETS	1,859,938	157,240

PROPERTY AND EQUIPMENT, NET OF
ACCUMULATED DEPRECIATION	18,494,998	17,822,043

DEFERRED INTEREST	10,051,686	-

TOTAL ASSETS	$30,406,622	$17,979,283

LIABILITIES AND STOCKHOLDERS= EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 259,000	$ 249,798
Accounts payable	1,243,452	789,957
Loans payable – other	385,744	499,849
Due to stockholders and officers	1,113,546	29,014
Accrued expenses and taxes payable	1,441,803	995,998
Current portion of long-term debt	6,959,330	2,997,564
TOTAL CURRENT LIABILITIES	11,402,881	5,562,180

LONG-TERM DEBT	4,273,500	7,898,582

CONVERTIBLE DEBENTURES	1,989,000	-

STOCKHOLDERS= EQUITY	12,741,241	4,518,521

TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY	$30,406,622	$17,979,283

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. $)

THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED
		MARCH 31,
2007	2006	2007	2006

REVENUES	$561,959	$ -	$902,818	$ -
COST OF SALES	438,585	-	591,474	-

GROSS PROFIT	123,374	-	311,344	-

COSTS AND EXPENSES (INCOME):
Research and development costs	82,984	87,084	203,557	107,441
General and administrative expenses	640,053	78,312	1,341,541	555,107
Grant from local government	-	-	(63,665)	-
Interest expense	265,194	139,271	976,876	453,364
Amortization of deferred interest	519,915	-	1,012,218	-

TOTAL COSTS AND EXPENSES	1,508,146	304,667	3,470,527	1,115,912

NET LOSS	$(1,384,772)	$(304,667)	$(3,159,183)	$(1,115,912)

BASIC AND DILUTED EARNINGS
PER SHARE	$ (0.03)	N/A	$ (0.08)	N/A

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	40,116,659	N/A	40,079,319	N/A

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. $)

NINE MONTHS ENDED MARCH 31,

2007	2006

OPERATING ACTIVITIES:
Net loss	$(3,159,183)	$(1,115,912)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	308,275	295,712
Amortization of deferred interest	1,012,218	-
Changes in operating assets and liabilities:
Accounts receivable	(312,414)	-
Inventories	(95,822)	-
Prepaid expenses and sundry current assets	(46,702)	(19,441)
Accounts payable	426,364	10,259
Other payables	(131,272)	278,713
Accrued expenses, taxes and sundry current liabilities	417,839	635,147
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,580,697)	84,478

INVESTING ACTIVITIES:
Acquisition of property and equipment	(324,636)	(119,737)
NET CASH USED IN INVESTING ACTIVITIES	(324,636)	(119,737)

FINANCING ACTIVITIES:
Repayment of bank borrowings	(64,750)	-
Loans from stockholders	1,083,536	69,164
Sale of convertible debentures	1,989,000	-
Sale of common stock	145,708	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,134,786	69,164

EFFECT OF EXCHANGE RATE ON CASH	(5,775)	774

INCREASE (DECREASE) IN CASH	1,242,386	34,679
CASH – BEGINNING OF PERIOD	777	36,993
CASH – END OF PERIOD	$1,243,163	$ 71,672

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2007

(Unaudited)

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company=s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2006.

REVERSE MERGER

China Aoxing Pharmaceutical Company, Inc. (the “Company”) was incorporated in the State of Florida on January 23, 1996 as Central American Equities Corp. (“CAE”).  Until the summer of 2006, the Company owned and operated hotels and restaurants and real property in Costa Rica.  On July 31, 2006, the Company’s hotel assets were sold to the individuals who were the Company’s Board of Directors until April 18, 2006.

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

SALE OF SECURITIES

On September 28, 2006, the Company completed the sale of 869,500 units of securities at $2.00 per unit.  Each unit consisted of one share of common stock and four common stock purchase warrants exercisable at prices ranging from $2.50 to $5.50.  The warrants are exercisable for five years and

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2007

(Unaudited)

may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants.  In October 2006, the Company exchanged all of the shares of common stock purchased in this offering for a 10% convertible debenture in the amount of his/her investment, plus the four warrants purchased in the offering.  After a review of FAS 133, EITF 98-5, EITF 00-27, and EITF 00-19, the company determined that the warrants met the requirements to be classified as equity, and therefore the warrants were valued at $11,063,904 using the Black Scholes method by recording deferred interest and a credit to stockholders’ equity.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying balance sheet, the Company’s current liabilities exceeded its current assets by $9,542,943. Since the beginning of the fiscal year, the Company has incurred a net loss of $3,159,183 and the Company is in default on bank loans.  These circumstances raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NINE MONTHS ENDED MARCH 31, 2007

(Unaudited)

The Company maintains cash and cash equivalents with financial institutions in the PRC.  The Company performs periodic evaluation of the relative credit standing of financial institutions that are considered in the Company=s investment strategy.

Deferred interest

Deferred interest represents the estimated fair value of the warrants issued in connection with the sale of securities referred to in Note 2 and is being amortized over the life of the convertible debentures referred to in Note 10.

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

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2007

(Unaudited)

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

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2007

(Unaudited)

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

PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

  Amount

           Life

Right to use land	$ 6,993,000	Life of lease
Building and building improvements	9,999,171	39 years
Machinery and equipment	1,811,929	5-8 years
Furniture and fixtures	320,064	5-8 years
Automobiles	297,017	3-5 years
	19,421,181
Accumulated depreciation	926,183
	$18,494,998

DUE TO STOCKHOLDERS AND OFFICERS

The amounts due stockholders are non-interest bearing and are due on demand.

SHORT-TERM BORROWINGS

Short-term borrowings consist of non-interest bearing note payable to a local government and are due three months after the Company is listed on NASDAQ.

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2007

(Unaudited)

8

LOANS PAYABLE - OTHER

Loans payable – other consists of various loans to unrelated third parties which are due on demand and bear interest as follows:

Non-interest bearing	$325,552
Weighted average interest rate of 6.37%	60,192
$385,744

9          LONG-TERM DEBT

Long-term debt consists of the following:

Notes payable to a bank bearing interest at 5.58% per annum due as follows: $3,043,250 December 31, 2006, $3,755,500 December 31, 2007, and $4,273,500 December 31,2008	$11,072,250
Note payable to credit union bearing interest at 6.635% and due December 31, 2007	160,580
11,232,830
Less current portion	6,959,330
$ 4,273,500

The notes payable bank are collateralized by a first security interest in substantially all assets of the Company and $5,115,250 is guaranteed by a vendor of the Company.  The note payable to the credit union is personally guaranteed by the majority stockholder of the Company.

The Company is in default of the bank loan in the amount of $3,043,250 which was due on December 31, 2006.  The Company is in active discussions with the Bank of China regarding the bank loan refinancing and expects to reach an agreement on the refinance terms in the near future.

10

CONVERTIBLE DEBENTURES

The convertible debentures (“debentures”), bearing interest at 10% per annum, are payable semi-annually and are due on January 9, 2009.  Interest will accrue on the principal amount at 10% per annum and interest will be payable on January 1st and July 1st each year.  The unpaid principal and accrued interest on the debenture will automatically convert into common stock of the Company on September 30, 2008, if, on that date, there is an effective registration statement on file with the

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2007

(Unaudited)

Securities and Exchange Commission that will permit an investor to re-sell the common stock to the public.

A registration statement has already been filed, covering all underlying shares associated with the above mentioned shares. The U.S. Securities and Exchange Commission declared the registration statement effective in February 2007.

In connection with the interest payment of the convertible debentures in January 2007, the Company issued 6,236 shares of the common stock to 14 debenture holders based on mutual agreement.  The shares were priced at $3 per share according to the private placement agreement.

11

WARRANTS

The following table summarizes the information relating to the warrants issued in connection with the sale of securities referred to in Note 2:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)

$2.50	1,058,000	5.13
3.50	1,058,000	5.13
4.50	1,058,000	5.13
5.50	1,058,000	5.13
2.00	493,733	5.13
	4,725,733

12

GRANT FROM LOCAL GOVERNMENT

The Company has received a grant from the local government during the nine-month period ended March 31, 2007 totaling $63,665.  The grant was designated for research and development of Tilidine products.

13

EARNINGS PER SHARE

Outstanding shares prior to April 18, 2006, the date of the merger, are undeterminable.  The total shares issued are therefore used as the average shares outstanding.

14

RISK FACTORS

Vulnerability due to Operations in PRC

The Company=s operations may be adversely affected by significant political, economic and social

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2007

(Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk are primarily cash and cash equivalents.  As of March 31, 2007, substantially all of the Company=s cash and cash equivalents were managed by financial institutions.

Other Risks

Although the process of approval by the government of the PRC to manufacture pharmaceuticals is in its final stages, there is no assurance that such approval will be obtained.  Failure to obtain such approvals could have a material adverse effect on the Company’s planned operations.

15

REVERSE STOCK SPLIT

All statements regarding the Company’s common stock have been adjusted to give retroactive effect to the July 6, 2006 one-for-four reverse split.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Outline of Our Business

China Aoxing has one operating subsidiary, Hebei Aoxing Pharmaceutical Group.  Since 2002 Hebei Aoxing has been engaged in developing its analgesic products, building its facilities, and obtaining the requisite licenses from the Chinese government. In June 2006 Hebei Aoxing obtained approval from the State Food and Drug Administration of the People’s Republic of China (“SFDA”) for it to commence sales of its Naloxone products.  In November 2006, Hebei Aoxing received GMP (Good Manufacturing Practices) certification for its Naloxone raw materials workshop from the SFDA.  Hebei Aoxing started the production of the Naloxone raw materials in December 2006.  In January, 2007 the SFDA granted Hebei Aoxing the final GMP certificate (H4107) for small volume injectables, which was a significant milestone in our history.  In February 2007, Hebei Aoxing initiated the product launch of Naloxone Hydrochloride injectable in the Chinese market.  Currently Hebei Aoxing is authorize by the SFDA to manufacture Naloxone Hydrochloride injectable in four dosage strengths:  0.4mg (1ml), 1mg (1ml), 2mg (2ml) and 4mg (10ml).

In April 2007,   Hebei Aoxing received clearance from the SFDA for the clinical study of Tilidine Hydrochloride tablets and capsules for the treatment of moderate to severe pain associated with cancer and surgery, as well as other forms of pain.  The Tilidine drug is not currently available in China and Hebei Aoxing is currently the only authorized domestic manufacturer of Tilidine tablets and capsules.  In 2007 the Company will initiate the clinical study, which includes approximately four hundred patients through several health centers in China, in order to confirm Tilidine's efficacy and safety in reducing pain levels for Chinese patients.

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

Results of Operations

During the three months ended March 31, 2007, the Company reported product revenues of $561,959 from the sales of Naloxone Hydrochloride injectable and Shuanghuanglian Capsules, about 62% higher than the sales in the previous quarter.  For the nine months ended March 31, 2007, the company reported the total product revenues of $902,818, as results of the product launches of Shuanghuanglian Capsules in December 2006 as well as Naloxone Hydrochloride injectable in February 2007.

The Company’s largest expense during the nine months ended March 31, 2007 was general and administrative expenses in the amount of $1,341,541.  The increase from the $555,107 in general and administration expense incurred in the nine months ended March 31, 2006 was primarily attributable to the fact that Hebei Aoxing is now introducing its products to the market, and has ramped up its staffing for that purpose.  In addition, we are now incurring legal, accounting and bookkeeping fees in connection with our new reporting obligations as a public company.  On top of this, China Aoxing is now incurring expenses incidental to its status as a U.S. public company, such as the cost of maintaining a physical presence in the U.S. and expenses related to investor relations.

At March 31, 2007 we had over $14.5 million in debt, long and short-term, that we incurred to build our facilities and develop our product line.  The interest that accrued on our debt during the nine months ended March 31, 2007 totaled $976,826.  Until Hebei Aoxing generates revenues from operations or secures capital infusions from investors, we will depend on loans to fund our ongoing development costs, and our interest expense will be high.

A second category of interest expense – “amortization of deferred interest” – arose from the financing that we completed in the fall of 2006.  In that financing we sold convertible debentures in the principal amount of $1,989,000, 63,500 shares of common stock, and warrants to purchase 4,232,000 shares of common stock. We also issued warrants to the placement agent that facilitated the financing.  Because the exercise price of the warrants was less than the market price of our common stock when we completed the financing, the fair value of the warrants (based on the Black-Scholes formula) is considered to have been $11,063,904, which we are accounting for as an expense attributable to the debentures.  Therefore we recorded that sum as “Deferred Interest” on our balance sheets, and will amortize the deferred interest over the life of the debentures, the principal amount of which is payable on January 9, 2009.  To the extent that the debentures are converted into common stock before they mature, the amortization of the deferred interest will be accelerated.  Our earnings, therefore, will be burdened by the amortization of deferred interest for the next two years – or less if the debentures are converted into common stock.

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

Our net loss for the nine months ended March 31, 2007 totaled $3,159,183.  This represents the consolidation of the results realized by our subsidiary, Hebei Aoxing, with the administrative expenses incurred by China Aoxing.  At the present time, however, China Aoxing owns only 60% of the equity in Hebei Aoxing.  Accordingly, only 60% of the retained loss from the operations of Hebei Aoxing affects the equity of our shareholders on a liquidation basis.  Likewise, if in the future Hebei Aoxing produces net income, the effect of that income on the value of our shareholders’ shares will be reduced by 40%.  It is for that reason that we have entered into an agreement with our Chairman, Zhenjiang Yue, to acquire an additional 35% interest in Hebei Aoxing, and are undertaking to raise the funds necessary to complete that acquisition.

Liquidity and Capital Resources

Since inception, the Company’s operations have been funded primarily by loans, including loans from stockholders and officers, short term borrowings from a local government, two loans from the Bank of China, a loan from a credit union, and other loans.  The balance of our borrowings as of

March 31, 2007 (including the current portion of the long-term debt) totaled $14,594,376.  The Company is currently in active negotiation with Bank of China to refinance its bank loan in the amount of $3,043,250, which was due on December 31, 2006.  The Company expects to reach an agreement on refinance terms by June 30, 2007.

Despite the infusion of capital at the end of September 2006, Hebei Aoxing still has a substantial working capital deficit.  The balance sheet of China Aoxing and its subsidiaries at March 31, 2007, showed a working capital deficit of $9,542,943.  The greater portion of the deficit was represented by $3,043,250 and $3,755,500 due to the Bank of China on December 31, 2006 and December 31, 2007, respectively.  These payments are the current portion of two loans totaling $11,072,250 that call for annual payments over the next two years.  The loans bear interest at 5.58% per annum, and are collateralized by a first security interest in substantially all of Hebei Aoxing’s assets.

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

In order to make our operations cost-efficient, it is necessary that we expand our operations.  At the present time, however, our capital resources are sparse.  At March 31, 2007 we had $1,243,163 in cash and no other liquid assets.  On the same date we had $11,402,881 in current liabilities.  Our cash resources will permit us to initiate production and marketing.  However, we will need an additional infusion of capital to fund the build-out of our manufacturing facility and an accumulation of inventory in order to achieve optimal size.  It is not clear whether sufficient capital will become available to us to permit us to expand to an efficient operating point.  The Company is currently in active negotiation with Bank of China to refinance its bank loan in the amount of $3,043,250, which was due on December 31, 2006.  The Company expects, but not entirely be sure, to reach an agreement on refinance terms by June 30, 2007.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Aoxing in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Aoxing is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Aoxing’s system of disclosure controls and procedures was effective as of March 31, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China Aoxing’s third fiscal quarter that has materially affected or is reasonably likely to materially affect China Aoxing’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

In January 2007 the Company issued 6,236 shares of common stock to 14 holders of its  10% Convertible Debentures.  The shares were issued in satisfaction of China Aoxing’s interest payment obligations, and were valued at $3.00 per share, per the terms of the Debentures.  The sale of the shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(6) of the Act, because each of the investors was an Accredited Investor and there was no advertising or public solicitation performed in connection with the offering.  The sale of the shares was also exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission, since the sales satisfied all of the conditions specified in SEC Rules 501 and 502 and each of the investors had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of the investment.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3nd quarter of fiscal 2007.

Item 3

      Defaults upon Senior Securities

Hebei Aoxing Pharmaceutical Group, Inc., the operating subsidiary of China Aoxing, is in default in its obligation to satisfy a debt of $3,043,250 that was due to the Bank of China on March 31, 2007.  Hebei Aoxing is in active discussions with the Bank of China regarding the loan, and expects to reach agreement on refinancing terms before the end of the current quarter.

Item 5

      Other Information

Letter of Intent to Acquire Shijiazhuang Le Ren Tang Pharmaceutical Ltd

In April 2007, China signed a Letter of Intent to acquire Shijiazhuang Le Ren Tang Pharmaceutical Ltd ("LRT").  LRT is a pharmaceutical company organized under the laws of China specializing in the manufacturing and distribution of modernized Chinese traditional medicines, with a strong portfolio of pain management products. The Letter of Intent contemplates that CAXG will acquire 100% ownership of LRT. The purchase price is approximately $10 million (or two times total LRT product sales in 2006, depending on the final audited financial statements). The purchase price will be paid 50% in cash and 50% in shares of the Company's common stock valued at $4 per share. Completion of the transaction is expected to occur in the third quarter of calendar year 2007. Completion, however, is subject to a number of conditions, including the ability to secure financial funding, execution of a final purchase agreement and receipt of approval from the Chinese government.

Item 6.

Exhibits

      31

Rule 13a-14(a) Certification

      32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA AOXING PHARMACEUTICAL COMPANY, INC.

Date: May 15, 2007

By: /s/ Zhenjiang Yue

       Zhenjiang Yue, Chief Executive Officer

       and Chief Financial Officer

20