Form 10KSB
period 2007-06-30
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2007-09-28
CIK 1060426

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

     (Mark one)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2007

                Or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File No. 0-24185

CHINA AOXING PHARMACEUTICAL COMPANY, INC. Name of Small Business Issuer in its Charter
Florida	65-0636168
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

444 Washington Blvd., Unit 2424, Jersey City, NJ	07310
(Address of principal executive offices)	(Zip Code)

(201) 420-1075
(Registrant’s telephone number including area code)

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

Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [  ]   No [X]

State the issuer’s revenues for its most recent fiscal year: $ 1,938,639.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of September 28, 2007 was $72,560,603.

As of September 28, 2007 the number of shares outstanding of the Registrant’s common stock was 40,595,507 shares, $.001 par value.

Transitional Small Business Disclosure Format: Yes [  ]   No [X]

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Aoxing Pharmaceutical.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

Item 1.  Business

Reverse Merger – 2006

China Aoxing Pharmaceutical (“China Aoxing”) was incorporated in the State of Florida on January 23, 1996 under the name “Central American Equities Corp.”  Until mid-2006, the Company was engaged in the business of owning and operating hotels and restaurants and real property in Costa Rica.  On July 31, 2006, the Company’s hotel assets were sold to the individuals who were the Company’s Board of Directors until April 18, 2006.

On April 18, 2006, Ostar Pharmaceutical, Inc., a Delaware corporation, was merged into a wholly-owned subsidiary of Central American Equities Corp.  Ostar Pharmaceutical owns 60% of Hebei Aoxing Pharmaceutical Group Co. Ltd  (“Hebei Aoxing”), which is organized under the laws of The People’s Republic of China.  As a result of the merger, the former stockholders of Ostar Pharmaceutical became owners of a majority of the voting power of the Company, and the Company became the owner of a 60% interest in Hebei Aoxing.  On July 6, 2006, the Company changed its name to “China Aoxing Pharmaceutical Company, Inc.” to better reflect the nature of its business.

Currently China Aoxing owns 60% of Hebei Aoxing, and the remaining 40% of Hebei Aoxing is owned by our Chairman, Zhenjiang Yue, and his family.  In September 2006 China Aoxing entered into an agreement with Mr. Yue under which China Aoxing will acquire an additional 35% interest in Hebei Aoxing from Mr. Yue.  The acquisition was approved by the government of China on July 4, 2007.  In exchange for the 35% interest in Hebei Aoxing, the Company will issue to Mr. Yue a junior subordinated note in the principal amount of $3,080,000, bearing interest at a rate of 5.0% per annum.  The principal and accrued interest will be payable on December 31, 2012, except that China Aoxing will be required to prepay accrued interest and principal to the extent of any positive cash flow from its operations.  The acquisition will take place when China Aoxing has raised $5,000,000 from the sale of its equity.  If the acquisition has not occurred by September 14, 2008, the purchase agreement will terminate on that date and have no further force or effect.

Current Business

China Aoxing is a vertically integrated pharmaceutical company specializes in research, development, manufacturing and marketing of a variety of narcotics and pain management pharmaceutical products in generic and innovative formulations. China Aoxing’s operating subsidiary, Hebei Aoxing is a corporation organized under the laws of the People's Republic of China.  Since 2002 Hebei Aoxing has been engaged in developing its analgesic products, building its facilities, and obtaining the requisite licenses from the Chinese government.

In November 2006, Hebei Aoxing received GMP (Good Manufacturing Practices) certification for its Naloxone raw materials workshop from the China State Food and Drug Administration (SFDA).  Hebei Aoxing started the production of the Naloxone raw materials in December 2006.  In January, 2007 the SFDA granted Hebei Aoxing the final GMP certificate (H4107) for small volume injectables, which was a significant milestone in our history.  In February 2007, Hebei Aoxing initiated the product launch of Naloxone Hydrochloride injectable in the Chinese market.  Currently Hebei Aoxing is authorize by the SFDA to manufacture Naloxone Hydrochloride injectable in four dosage strengths:  0.4mg (1ml), 1mg (1ml), 2mg (2ml) and 4mg (10ml).

In April 2007,   Hebei Aoxing received clearance from the SFDA for the clinical study of Tilidine Hydrochloride tablets and capsules for the treatment of moderate to severe pain associated with cancer and surgery, as well as other forms of pain.  The Tilidine drug is not currently available in China and Hebei Aoxing is currently the only authorized domestic manufacturer of Tilidine tablets and capsules.  In the second half of 2007, Hebei Aoxing will be conducting a clinical study, which will include approximately four hundred patients through several health centers in China.  The purpose of the study will be to confirm Tilidine's efficacy and safety in reducing pain levels for Chinese patients.

In April 2007 China Aoxing announced that it has signed a Letter of Intent to acquire Shijiazhuang Le Ren Tang Pharmaceutical Ltd (“LRT”). LRT is a pharmaceutical company organized under the laws of China specializing in the manufacturing and distribution of modernized Chinese traditional medicines, with a strong portfolio of pain management products.  The Letter of Intent contemplates that CAXG will acquire 100% ownership of LRT.  The purchase price is approximately $10 million (or approximately two times total LRT product sales in 2006, depending on the final audited financial statements). The purchase price will be paid 50% in cash and 50% in shares of the Company’s common stock valued at $4 per share. Completion of the transaction is expected to occur in the fourth quarter of calendar 2007. Completion, however, is subject to a number of conditions, including execution of a final purchase agreement and receipt of approval from the Chinese government.

In June 2007, Hebei Aoxing received formal approval from the SFDA for the clinical study of Codeine Phosphate Compound Medicine for cold and flu treatment (SFDA Certificate 2007LO1280).  While Codeine Phosphate is widely used and considered effective in cold and flu treatment in Western countries, it just became available in China in 2006.  Hebei Aoxing is one of only two drug makers developing this medicine in China. The company will commence a clinical study of the Codeine Phosphate Compound Medicine in later 2007 to test efficacy and safety in China. The clinical study is a multi-center randomized, double-blind, controlled trial, involving 300 patients in China.

Products – Narcotics and Pain Management

Since its inception in 2002, Hebei Aoxing has been focusing on research, development, manufacturing and distribution of a variety of narcotics and pain management pharmaceutical products in China.  Its facility is dedicated to conducting the narcotic drug business with GMP manufacturing capability for drugs in tablet, capsule, injectable, oral solution and granulated formulations.  Over the years, the company has developed a compelling pipeline in narcotics and pain management drugs, including Naloxone, Oxycodone, Tilidine, Codeine Phosphate, Pholcodine, Buprenorphine, etc.

Narcotics, also known as opioids, are chemical substances that have a morphine-like action in the body.  They are prescribed when other pain medications and therapies fail to work. Opioids are used mostly for their analgesic properties to treat severe pain (fentanyl, hydromorphone, methadone, morphine and pethidine), moderate to severe pain (buprenorphine18 and oxycodone) and mild to moderate pain (codeine, dihydrocodeine and dextropropoxyphene), as well as to induce or supplement anaesthesia (fentanyl and fentanyl analogues such as alfentanil and remifentanil). They are also used as cough suppressants (codeine, dihydrocodeine and, to a lesser extent, pholcodine and ethylmorphine), to treat gastrointestinal disorders, mainly diarrhoea (codeine and diphenoxylate), and in the treatment of addiction to opioids (buprenorphine and methadone). Certain analgesic opioids, such as hydrocodone or oxycodone, are compounded in mixtures with non-opiate drugs to provide analgesic action (analgesic-antipyretic preparations).  These drugs are often used in combination with other medications such as antidepressants, anticonvulsants, and non-narcotic pain relievers.  Opioids are the strongest pain medicines available and may become addictive if used on a long-term basis.

Scientific research suggests that opioids relieve pain in two ways. First, they attach to opioid receptors, which are specific proteins on the surface of cells in the brain, spinal cord and gastrointestinal tract. These drugs interfere and stop the transmission of pain messages to the brain. Second, they work in the brain to alter the sensation of pain. These drugs do not take the pain away, but they do reduce and alter the patient’s perception of the pain.  There are four broad classes of narcotics, (1) endogenous opioid peptides (opioids produced naturally in the body); (2) opiates, such as the naturally occurring alkaloids, morphine, codeine, thebaine, papaverine, and the non-alkaloid heroin (processed morphine);  (3) semi-synthetic opioids, created from the natural opioids, such as hydromorphone, hydrocodone, and oxycodone; and  (4) fully synthetic opioids, such as fentanyl, pethidine, methadone, and propoxyphene;

At the present time, Hebei Aoxing distributes Naloxone and Naloxone Hydrochloride, which are opioid antagonists.  It has the technology in place to produce oxycodone, a semi-synthetic opioid.  And it has been licensed to conduct clinical tests of Tilidine, an opioid analog.

Naloxone Series.  As an opioid antagonist, Naloxone has curative effects for pain, shock, alcoholism, and cerebral infarction.  Naloxone has shown limited side effects, and is widely applied in clinical treatment.  Naloxone or Naloxone Hydrochloride is recommended by the WHO (World Health Organization) to treat acute alcoholism and acute poisoning of opiod and non-opioid drugs. The Company’s application for a license to develop facilities to manufacture Naloxone was approved by China’s SFDA in January 2005 followed by the final production approval of the Naloxone injectable.  We introduced the product to the market in February 2007.

Naloxone Hydrochloride was developed by the DuPont Company, and was introduced into the US market in the 1970’s. Since then it has been introduced into the additional markets of Britain, Germany, France and Italy.  The Beijing Academy of Military Medical Sciences first used Naloxone Hydrochloride as morphine antagonist to ease the indication of breath suppression and awakening after a morphine-based anesthesia.

Oxycodone Series.  Oxycodone is a derivative of the semi-synthetic opioid, alkaloid thebaine. Its pharmacological properties are similar to those of morphine. It is an activator of the opiod receptor, and is able to relieve acute pain.

Global manufacture of Oxycodone rose gradually during the 1990s, amounting to 11.5 tons in 1998.  Since 1999, the growth of manufacture has accelerated, reaching the record level of 56.5 tons in 2005. The United States manufactured 40.3 tons in 2005 and accounted for 71 percent of the world total. The manufacture of Oxycodone also grew steadily in the United Kingdom and France, contributing 19 percent (10.9 tons) and 8 percent (4.4 tons) respectively to the global total. Three other countries, Switzerland, Japan and Slovakia, manufactured Oxycodone in smaller quantities of between 100 and 500 kg.

Global consumption has also risen steadily, reflecting the increased use of controlled-release preparations containing Oxycodone for the treatment of moderate to severe pain. In 2005 global consumption reached the highest level ever recorded, 42.3 tons, mainly as a result of increased consumption in the United States, which continued to be the largest consumer of Oxycodone, accounting for 83 per cent of the world total. Other major consumer countries in 2005 (all reporting increased consumption) were Canada (3 tons), Germany (1.6 tons), Australia (774 kg) and the United Kingdom (501 kg), together accounting for 14 percent of global consumption. Consumption of Oxycodone has spread to more than 50 other countries, including developing countries.

In 1980’s, after the World Health Organization introduced the Three Step Principle in Cancer Pain Treatment, the production and consumption of Oxycodone increased quickly in the world. The effectiveness and safeness of Oxycodone in treating cancer pain have been acknowledged by the Chinese medicine community.  But since China does not produce Oxycodone in bulk, the clinical application of Oxycodone is still impossible.  Although the SFDA had granted import licenses for Oxycodone controlled-release tablets (Oxycontin) and the composite capsule of Oxycodone and paracetamol (Tylox), most patients in China cannot afford the imported drugs.  Therefore the Chinese government is heavily committed to producing Oxycodone pharmaceuticals in bulk domestically.

Hebei Aoxing recently submitted additional information to the SFDA and is currently waiting for a clinical trial license to be issued by the SFDA.

Tilidine Series.  Tilidine is a leading opioid analgesic drug in Europe, used in the treatment of moderate to severe pain associated with cancer, post surgery, and other forms of pain.  Tilidine is widely prescribed in Europe, with Germany, Ireland, Switzerland and Belgium as major users.  Based on the “Narcotic Drugs” reported by the International Narcotics Control Board in year 2006, global Tilidine manufacture followed a generally increasing trend after 1993, from 8.2 tons in that year to a peak of 45.2 tons in 2004.  Global consumption of Tilidine has continued to increase, reaching its peak in 2005, with 28.9 tons.

Tilidine is not currently manufactured in China.  As a result, the per capita consumption of Tilidine in China is less than 1% of the average level in other industrialized countries. China Aoxing is currently the only government approved domestic manufacturer for Tilidine capsules and tablets.  We are currently seeking to obtain capital to fund our development of manufacturing facilities for Tilidine production, with the goal of meeting the domestic demand for the product.

Buprenorphine Series.  Buprenorphine is an opioid that has been used as an analgesic. The increasing consumption of Buprenorphine in recent years is mainly the result of its use in detoxification and substitution treatment of opioid dependence in a growing number of countries.

Hebei Aoxing is working on a tablet formulation of Buprenorphine combined with Naloxone for drug abuse treatment.  At present, more than 40 countries are importing Buprenorphine for that purpose.  Since 1993, total manufacture of the substance increased steadily and significantly. During the period 2003-2005, average global manufacture amounted to nearly 2 tons, double the amount manufactured in the late 1990s. The United Kingdom accounts for 75 per cent of global manufactures and is also the world’s leading exporter of Buprenorphine. France and Germany are the main importers of Buprenorphine, accounting for 60 per cent of global imports. Both France and Germany utilize Buprenorphine mainly for substitution treatment.

Products – Cough and Congestion

Hebei Aoxing has also developed a number of products that relieve symptoms of cough and cold.  It is estimated that cold and flu medicines account for approximately USD$625 million in sales annually in China.  The Company intends to capitalize on this opportunity with a safe, effective product that caters to a large and growing market.  The Company expects to receive the government permit to market these products in 2008 and 2009:

Compound Pholcodine Syrup.   This Syrup tranquilizes cough, removes phlegm, and eases nasal congestion.  It also has a limited capacity to relieve asthma symptoms. The Syrup can be used in treating coughs caused by acute bronchitis and respiratory infections.   Preclinical research on acute and chronic toxicity shows that Pholcodine’s toxicity is lower than that of codeine. Repeated drug administrations do not cause obvious drug tolerance and astriction. Pholcodine does not have convulsion central virulence and its central tranquilizing effect is strong.

Codeine Phosphate.   This drug is an effective opioid cough medicine in Western countries, which just became available in China in 2006. China Aoxing is developing an oral solution consisting of Guaifenesin, Pseudoephedrine Hudrochloride and Codeine Phosphate. Codeine Phosphate is widely prescribed in continental Europe and other regions, including major markets like Australia, New Zealand and Canada. It is also available without prescription in combination preparations in limited doses in some countries.

Research and Development

Hebei Aoxing has spend $437,608 on research and development from inception (January 20, 2002) to June 30, 2007.  Its research and development expenses were $270,720 and $136,039 respectively during fiscal 2007 and 2006.  The company conducts its research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

The Market

China entered the “Single Convention on Narcotic Drugs, 1961” in 1985, which resulted in the gradual loosening of government policy toward the control of analgesic supplies.  Before 2000, the average consumption of analgesics in China was less than 1% of the consumption in industrialized countries. There were only six varieties of analgesics available in production.  By 2005, Chinese government had approved the production of 11 varieties of analgesics.  In the near future, patients in China will find 30 varieties and over 80 specifications of different types of analgesics. Since 1993, the annual growth rate of analgesic sales in China has been, on average, 35%. If the drug consumption per capita in China reaches the level of industrialized countries, the market size will exceed $50 billion.

For the foreseeable future, Hebei Aoxing intends to focus its marketing efforts exclusively in China.  Because China is only now developing a domestic supply of bulk analgesics, the market potential is sufficient to fully occupy the Company’s efforts.

Employees

Hebei Aoxing currently has 186 employees, including 126 full-time employees. There are 36 employees in middle and senior management team, all having college degrees; 46 employees in the R&D department, among whom 14 employees have Master’s degrees and 22 employees have Bachelor’s degrees. There are 126 workers at the production line.  52% of them have at least a high school diploma.

Item 2.  Properties

The Company’s facilities are located in Xinle City, Shijiazhuang, Hebei province, about 143 miles from Beijing.   The headquarters of Hebei Aoxing currently cover 29.6 acres of the 49.4 leased by Hebei Aoxing.  The land lease expires in 2053.  On that land, the Company has located a building complex that offers an aggregate of 32,268 m2 in floor space.  The complex includes office facilities, research facilities, 13,000 m2 in factory space, and a five story residential facility for employees.

The Company’s technology center is the 4600 m2 Aoxing Special Medicine Research Center. The Research Center is equipped with advanced pharmaceutical research facilities, including  troche testing equipment, capsule testing equipment, injection testing equipment, composition testing equipment, chemical analysis equipment, and Chinese traditional medicine extraction testing equipment. The Center is equipped to conduct the research and pilot experimental production of new medicines. The central laboratory of the Research Center includes a precision instrument room, normal instrument room, heating chamber laboratory, chemical reagent room, bacteria inspection room, culture room, specimen room, and observation room. The facility is capable of conducting the entire quality-control supervision and inspection process of raw material, supplementary materials, crude and finished product. The employee training center located in the Research Center has advanced teaching facilities, and is capable of long-distance training and education.  The Company has also established close relationships with the Beijing Medical University, the Academy of Military Medical Science, and the Shanghai Medical University.

The Company’s factories are equipped with capsule filling machinery manufactured by the Bosch Group of Germany and automatic box filling equipment manufactured by the Uhlmann Company in Germany. The production capacity of the first stage analgesic project can reach 140 million capsules, 160 million pieces of troche, 100 million pieces of injection, 100 million pieces of oral liquid and 100 million bags of palletized granule. The supporting facilities, such as the extraction workshop, engine house, thermal workshop, storehouse, office building, and employee housing, have all been completed.

The executive and production facilities of Hebei Aoxing are located at No. 1 Industry District, Xinle City, Hebei Province, China 050700.  China Aoxing maintains its U.S. office at 444 Washington Blvd., Unit 2424, Jersey City, NJ 07310

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the trading symbol “CAXG.”   Set forth below are the high and low bid prices for each full quarter commencing on July 1, 2005 and ending on the last day of our 2007 fiscal year.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Bid
Quarter Ending	High	Low
September 30, 2005	$ .60	$ .44
December 31, 2005	$ 1.60	$ .40
March 31, 2006	$ 19.60	$ 1.80
June 30, 2006	$ 10.00	$ 5.20

September 30, 2006	$ 6.00	$ 3.80
December 31, 2006	$ 5.60	$ 2.50
March 31, 2007	$ 4.41	$ 1.25
June 30, 2007	$ 4.10	$ 2.71

(b) Shareholders

Our shareholders list contains the names of 319 registered stockholders of record of the Company’s Common Stock as of September 28, 2007.

(c)  Dividends

The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  In addition, the Company’s ability to pay dividends may be hampered by restrictions on capital outflow imposed by government regulation in China.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

(d)

Sale of Unregistered Securities

During the 4th quarter of the fiscal year ended June 30, 3007, the Company sold to seven investors Senior 8% Convertible Debentures in the principal amount of $748,000.  The Debentures were sold at par.  The sale of the Debentures was exempt from the registration requirements of the Securities Act pursuant to Section 4(6) of the Act, because each of the investors was an Accredited Investor and there was no advertising or public solicitation performed in connection with the offering.  The sale of the shares was also exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission, since the sales satisfied all of the conditions specified in SEC Rules 501 and 502 and each of the investors had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of the investment.

As of September 25, 2007, the following securities of the Company were outstanding:

Common Stock:  40,595,507 shares

Series A Warrants to purchase 1,058,000 Warrants at $2.50 per share

Series B Warrants to purchase 1,058,000 Warrants at $3.50 per share

Series C Warrants to purchase 1,058,000 Warrants at $4.50 per share

Series D Warrants to purchase 1,058,000 Warrants at $5.50 per share

10% Debentures $1,439,000 principal amount (convertible into 852,741 common shares, based on the market price on September 25, 2007)

8% Debentures $908,000 in principal amount, due May 1, 2010 (convertible into 181,600 common shares, based on the market price on September 25, 2007)

Other Warrants: 105,800 Warrants, each exercisable at $2.00, to purchase one 10% Convertible Debenture in the principal amount of $2.00 and one Series A, B, C and D Warrant. If the primary Warrants and the underlying Warrants were exercised and the underlying 10% Debenture were converted at the market price of $2.25, a total of 548,593 common shares would be issued.

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2007.

Item 6.

Management’s Discussion and Analysis

Results of Operations

During the fiscal year ended June 30, 2007, the Company realized revenues of $1,938,639 from the sales of Naloxone Hydrochloride injectable and Shuanghuanglian Capsules.  The Company had no revenue during the year ended June 30, 2006. The initiation of revenue production represented a significant milestone in the Company’s history.  Revenues occurred due to the product launches of Shuanghuanglian Capsules in December 2006 as well as Naloxone Hydrochloride injectable in February 2007.

The Company’s largest operational expense during the fiscal year ended June 30, 2007 was general and administrative expenses in the amount of $1,480,844.  The increase from the $447,946 in general and administration expense incurred in the fiscal year ended June 30, 2006 was primarily attributable to the fact that Hebei Aoxing is now introducing its products to the market, and has ramped up its staff for that purpose.  In addition, we are now incurring legal, accounting and bookkeeping fees in connection with our new reporting obligations as a public company.  On top of this, China Aoxing is now incurring expenses incidental to its status as a

U.S. public company, such as the cost of maintaining a physical presence in the U.S. and expenses related to investor relations.

At June 30, 2007 we had over $15 million in debt, long and short-term, that we incurred to build our facilities and develop our product line.  The interest expense on our debt during the fiscal year ended June 30, 2007 totaled $940,006.  Until Hebei Aoxing generates revenues from operations or secures capital infusions from investors, we will depend on loans to fund our ongoing development costs, and our interest expense will be high.

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

Our net loss for the fiscal year ended June 30, 2007 totaled $3,879,625, including the amortization of deferred interest in the amount of $1,532,133.  This represents the consolidation of the results realized by our subsidiary, Hebei Aoxing, with the administrative expenses incurred by China Aoxing.  At the present time, however, China Aoxing owns only 60% of the equity in Hebei Aoxing.  Accordingly, only 60% of the retained loss from the operations of Hebei Aoxing affects the equity of our shareholders on a liquidation basis.  Likewise, if in the future Hebei Aoxing produces net income, the effect of that income on the value of our shareholders’ shares will be reduced by 40%.  It is for that reason that we have entered into an agreement with our Chairman, Zhenjiang Yue, to acquire an additional 35% interest in Hebei Aoxing, and are undertaking to raise the funds necessary to complete that acquisition.

Liquidity and Capital Resources

Since the inception of the company, Hebei Aoxing has invested significant capital in research and development of pharmaceutical products as well as in building up its manufacturing facility. The immediate effect of that investment on our financial results is (1) that at June 30, 2007 the Company's current liabilities exceeded its current assets by $9,642,533, and (2) that due to expenses relating to debt service, we will continue to incur losses until we significantly expand our revenues.   Our auditors have opined, based on these factors, that the uncertainties caused by these conditions raise substantial doubt about our ability to continue as a going concern.

Since September 2006 we have funded our operations, including the introduction of two products to market, from the proceeds of private placements of our equity.  Despite the

infusion of capital during fiscal 2007, however, the Company still has a substantial working capital deficit.   The greater portion of the deficit was represented by $3,081,912 and $3,803,378 due to the Bank of China in Dec 31, 2006 and December 31, 2007, respectively. Those payments are the current portion of two loans totaling $11,213,272 that call for annual payments over the next two years.  The loans bear interest at 5.58% per annum, and are collateralized by a first security interest in substantially all of Hebei Aoxing’s assets.  The Company is currently in active negotiation with Bank of China to refinance its bank loan in the amount of $3,081,912, which was due on December 31, 2006.  The Company expects to reach an agreement on refinance terms in the near future.

Hebei Aoxing expects to be able to service its debt to the Bank of China and its other debt obligations from refinancing and with cash flow from operations, assuming that it is successful in initiating new production and sales during the coming year.  This will free our cash reserves to be used to fund our growth.  The Company expects to continue to use significant cash resources in its operations for the next several years.   The cash requirements for operating activities and capital expenditures will increase in the future in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses.  Our cash requirements may fluctuate substantially from period to period as a result of the timing of clinical trials for our new drug candidates as well as our marketing and sales efforts in promoting our products in the market. Our ability to achieve financial stability will depend on the success of our marketing efforts, which cannot be predicted at this time. Therefore, we continue to actively seek investment capital, and expect to issue more equity securities for this purpose in the coming months.

We are exploring various alternatives to improve our financial position and secure sources of financing.  Among the possibilities being explored are new credit facilities, new equity raise, new arrangements to license intellectual property, and a sale of selected property rights.  At the present time we have no commitment from any source for additional funds.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2007, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  That was the determination made, based on principles set forth in Note 3 to the Consolidated Financial Statements, that the book value of our property and equipment has not suffered any impairment.  We made that determination because we expect that the net revenue from our operations will, over the expected useful life of our property and equipment, exceed the book value of our property and equipment.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2007.

Impact of Accounting Pronouncements

New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements.  We believe the following new accounting pronouncements are relevant to the readers of our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination.  The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The cumulative effect of applying the provisions of this interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for annual financial statements for the first fiscal year ending after November 15, 2006.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.

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

In order to make our operations cost-efficient, it is necessary that we expand our operations.  At the present time, however, our capital resources are sparse.  At June 30, 2007 we had $1,961,031 in current assets, compared to $11,603,564 in current liabilities.  We are exploring various alternatives to improve our financial position and secure other sources of financing.  Such possibilities include a new credit facility, new equity raise, new arrangements to license intellectual property, the sales of selected property rights.

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

The manufacture and marketing of narcotic drugs is highly regulated in China.  Prior to marketing any of our products, we are required to satisfy several government protocols, and receive several licenses from the national and local governments.  Obtaining these licenses can be expensive and it is usually time consuming.  If we are unable to obtain the necessary licenses when we need to have them, our business plan will be delayed.  If the delays prevent us from generating positive cash flow or introducing a significant number of products, our business may fail.

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

Item 7.   Financial Statements

The Company’s financial statements, together with notes and the Report of Independent Registered Public Accounting Firm, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Zhenjiang Yue, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of China Aoxing’s disclosure controls and procedures as of June 30, 2007.  Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Aoxing in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Aoxing is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as

appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Yue concluded that China Aoxing’s system of disclosure controls and procedures was effective as of June 30, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 8B.   Other Information

None.

PART III

Item 9.

   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following individuals are the members of China Aoxing’s Board of Directors and/or its executive officers.

Name

Age

Position

Zhenjiang Yue

47

Director, Chief Executive Officer,

Chief Financial Officer

Richard Wm. Talley

63

Director

Joseph J. Levinson

30

Director

Jiaqi Wang

44

Director

Hui Shao

39

Director, Senior Vice President

Zhenjiang Yue.  In 2000, after securing the approval of the Hebei Provincial Government, Mr. Yue established the Hebei Aoxing Group.  Since 2000, Mr. Yue has been employed as the President and General Manager of Hebei Aoxing Pharmaceutical Co. Ltd.  Prior to organizing Hebei Aoxing, Mr. Yue was engaged in senior management of a number of private enterprises, including a carpet factory, a precast metal factory, the Hebei Brewery Plant, and China Aoxing Food & Brewery Co. Ltd.  As a result of his entrepreneurial activities, Mr. Yue was named “Leader in the Science & Technology Development Project of the Communist Youth League” and “Youth Entrepreneur of Hebei Province.”  Mr. Yue has also served as the Vice President of the Pharmaceutical Association of Shijiazhuang City, the Vice President of the Non-Governmental Entrepreneur Association of Hebei Province, the Vice President of Fuxi Culture Research Association of China, and the President of the Zhouyi Research Association of Xinle City.

Richard Wm. Talley has been employed since 1999 as President of Talley and Company, a registered broker-dealer that is involved in providing investment banking and financial services. He has been engaged in investment banking since 1970, when he began his career with Smith Barney. In 1966 Mr. Talley was awarded a B.A. with a concentration in European History by the University of California, Santa Barbara. Then in 1969 he was awarded an M.B.A. with a concentration in Finance by Cornell University.

Joseph J. Levinson  Since 2006 Mr. Levinson has served as an Advisor to Broadline Capital, which is a private equity investment firm. From 2006 until February 2007 Mr. Levinson was employed as Chief Financial Officer of PacificNet, which is involved in call center outsourcing.  From January 2006 until May 2007, Mr Levinson also served as CFO of Global Pharmatech, an OTCBB-listed Chinese company focused on traditional Chinese medicine. From 2004 to 2006 Mr. Levinson was employed as Chief Financial Officer for BDL Media, a company based in China that marketed print and online media. From 2001 to 2003 Mr. Levinson served as Vice President - Finance for Chengdu Environmental, which was involved in the pollution control industry. Previously Mr. Levinson had been employed by KPMG and as a Manager at Deloitte and Touche, international accounting firms. In 1994 Mr. Levinson was awarded a B.S. by SUNY - Buffalo with a concentration in accounting and finance.

Jiaqi Wang has been employed since 2006 as the Chairman of Hebei Jinzita Investment Company, Ltd. and Chairman of Hebei Da Feng Investment Company, Ltd., companies that he founded in order to focus on corporate finance and mergers and acquisitions in China.  From 2004 to 2006 Mr. Wang was employed as General Manager of Shijiazhuang Zhong Hong Company and as General Manager of Shijiazhuang Zhu Ye Property Development Company.  From 1884 to 2004 Mr. Wang was employed by the Bank of China in various managerial positions, ultimately serving as Vice General Manager of the Shijiazhuang Branch of the Bank of China.  In 1990 Mr. Wang was awarded an Associate Degree in International Finance by the Bank of China Community College in Beijing.  In 2002 he was awarded a Bachelor Degree in Finance by the Hebei University of Economics and Business.  Mr. Wang has also earned a Mid-Level Certificate in Accounting from the London Chamber of Commerce and Industry.

Hui Shao joined China Aoxing as Senior Vice President of Finance in January 2007 after ten years working in various aspects of the pharmaceutical industry. From 2003 to 2006 Dr. Shao served as a buy-side healthcare analyst for investment firms, initially Mehta Partners LLC and then Kamunting Street Asset Management. From 1997 to 2003 Dr. Shao was employed as Principal Scientist by Roche Pharmaceuticals in Nutley, New Jersey. Dr. Shao was awarded a B.S. in Polymer Chemistry at the University of Science and Technology in China. He then earned a Ph.D. in Organic Chemistry at the University of California, San Diego, and an M.B.A. in Finance and Accounting at New York University.

Nominating, Compensation and Audit Committees

The Board of Directors has not appointed either a nominating committee or a compensation committee, due to the small number of officers in the Company.

The Board of Directors has appointed an audit committee, which consists of Mr. Joseph J. Levinson as the Chairman and Richard Wm Talley as a committee member.  Mr. Levinson is qualified to serve as an “audit committee financial expert,” as defined in  the Regulations of the Securities and Exchange Commission, by reason of his experience in public accounting and as a principal financial officer.  Mr. Levinson is an “independent” director, as defined in the listing standards of NASDAQ.

Stock Plan Committee

The Board of Directors also set up a Stock Plan Committee, which shall function as the Disinterested Committee, as defined in Article III of the 2006 Stock and Stock Option Plan and with the powers set forth in the said Plan, and which shall report to the Board at each meeting of the Board.  Mr. Richard Wm. Talley and Jiaqi Wang are the members of the Stock Plan Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2007, except that each of Messrs. Talley, Levinson and Wang failed to file a Form 3 when due.

Item 10.  Executive Compensation

This table itemizes the compensation paid to Zhenjiang Yue by China Aoxing Pharmaceutical Company, Inc. and/or Hebei Aoxing Pharmaceutical Co., Ltd. for services as its Chief Executive Officer during the past three years.  There was no officer of the Company whose salary and bonus for services rendered during the year ended June 30, 2007 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zhenjiang Yue	2007	$40,000	--	--	--	--
	2006	$37,500	--	--	--	--
	2005	$25,000	--	--	--	--

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended June 30, 2007 and those options held by him on June 30, 2007.

Option Grants in the Last Fiscal Year

Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($ share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
				5%	10%

Zhenjiang Yue

--

--

--

--

       --

                 --

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended June 30, 2007 and held by them unvested at June 30, 2007.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Zhenjiang Yue	0	--

Remuneration of Directors

The members of the Board of Directors of China Aoxing receive remuneration in cash and/or restricted shares of the common stock for the period of their duties as shown below:

Name

Remuneration

Zhenjiang Yue

None

Richard Wm. Talley

30,000 shares

Joseph J. Levinson

40,000 shares & $3000 per month

Jiaqi Wang

25,000 shares

Hui Shao

25,000 shares

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this report by the following:

•

each shareholder known by us to own beneficially more than 5% of our common stock on a fully-diluted basis;

•

Zhenjiang Yue, our Chief Executive Officer

•

each of our directors; and

•

all directors and executive officers as a group.

There are 40,595,507 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class
Zhenjiang Yue	8,000,000	(2)	19.8%
Hui Shao	75,000		0.2%
Richard Wm. Talley	280,162	(3)	0.7%
Joseph J. Levinson	40,000		0.1%
Jiaqi Wang	25,000		0.1%
All directors and officers as a group (5 persons)	8,420,162		20.8%
Yumin Yue (4)	3,000,000		7.4%
Yifa Yue	3,000,000		7.4%
Jinshuan Yue	2,800,000		6.9%
Huaqin Zhou	2,200,000		5.4%

__________________________________

(1)

Unless otherwise indicated, all shares are held of record.

(2)

Includes 3,000,000 shares owned of record by Mr. Yue’s spouse, Cuiying Hao.

(3)

Includes 250,162 shares issuable upon exercise by Mr. Talley of certain warrants issued to him in compensation for services in connection with the Company’s private placement of securities.

(4)

Yumin Yue, Yifa Yue and Jinshuan Yue are, respectively, the adult daughter, adult son, and father of Zhenjiang Yue.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted aver- age exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders..........	0	--	0
Equity compensation plans not approved by security holders......	0	--	950,000
Total..............	0	--	950,000

Item 12.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Richard Wm. Talley, a member of the Board of Directors, is principal of Talley and Company, a registered broker-dealer.  In the fall of 2006 Talley and Company assisted the placement agent for China Aoxing’s private placement of 10% convertible debentures and warrants. In compensation for its services, Talley and Company received seven percent of the funds raised in that private placement from investors introduced by Talley and Company. In addition, China Aoxing issued to Richard Wm. Talley and three brokers associated with Talley & Company a total of 74,061 warrants to purchase Units of securities to be issued by China Aoxing. Each Unit consists of a 10% Convertible Debenture in the principal amount of $2.00, a Series A Warrant (exercisable at $2.50 per share), a Series B Warrant ($3.50 per share), a Series C Warrant ($4.50 per share) and a Series D Warrant ($5.50 per share). The Units may be purchased by Mr. Talley and the other brokers at $2.00 per Unit.

In the Spring of 2007 Talley and Company served as the placement agent for China Aoxing’s private placement of 8% convertible debentures. In compensation for its services, Talley and Company received eleven percent of the funds raised in that private placement from investors introduced by Talley and Company, totaling $99,880.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:  Joseph J. Levinson, Jiaqi Wang.

Item 13.  Exhibit List

(a) Financial Statements

Report of Independent Registered Accounting Firm

Balance Sheets – June 30, 2007 and 2006

Consolidated Statements of Operations – Years Ended June 30, 2007 and 2006

Consolidated Statement of Changes in Stockholders’ Equity - Years Ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended June 30, 2007 and 2006

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a

Certificate of Incorporation, as amended to date – filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 and incorporated herein by reference.

3-b

By-laws - filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No.: 000-24185) filed on May 4, 1998, and incorporated herein by reference.

4-a

Form of Series A Common Stock Purchase Warrant issued as of September 28, 2006 – filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 and incorporated herein by reference. .

4-b

Form of Series B Common Stock Purchase Warrant issued as of September 28, 2006 – filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 and incorporated herein by reference.

4-c

Form of Series C Common Stock Purchase Warrant issued as of September 28, 2006 – filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 and incorporated herein by reference.

4-d

Form of Series D Common Stock Purchase Warrant issued as of September 28, 2006 – filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 and incorporated herein by reference.

10-a

Midterm RMB Loan Contract Number 10, Year 2003 with Bank of China. – filed as an exhibit to the Current Report on Form 8-K filed on April 24, 2006 and incorporated herein by reference.

10-b

Midterm RMB Loan Contract Number 11, Year 2003 with Bank of China – filed as an exhibit to the Current Report on Form 8-K filed on April 24, 2006 and incorporated herein by reference.

10-c         Stock Purchase Agreement dated September 14, 2006 between China Aoxing Pharmaceutical Company, Inc. and Zhenjiang Yue – filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 and incorporated herein by reference.

10-d

 Agreement between China Aoxing Pharmaceutical Company and Mr. Zhenjiang Yue dated September 4, 2007 – filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 and incorporated herein by reference.

14

Hebei Aoxing Pharmaceutical Group Co., Ltd. Code of Conduct Policy – filed as an exhibit to the Current Report on Form 8-K filed on April 24, 2006 and incorporated herein by reference.

21

    Subsidiaries – Ostar Pharmaceutical

    Hebei Aoxing Pharmaceutical Group Co., Ltd.

31

Rule 13a-14(a) Certification – Zhenjiang Yue

32

Rule 13a-14(b) Certification- Zhenjiang Yue

Item 14.  Principal Accountant Fees and Services

Audit Fees

Paritz & Company, P.A. (“Paritz”) billed $45,500 in connection with the audit of China Aoxing’s financial statements for the year ended June 30, 2007.  Also included are services performed in connection with reviews of the financial statements of China Aoxing and its subsidiaries for the interim quarters of fiscal 2007 as well as those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings for fiscal year 2007.

Paritz billed $35,000 in connection with the audit of the financial statements of Hebei Aoxing Pharmaceutical Group Co., Ltd. for the year ended June 30, 2006.

Audit-Related Fees

Paritz billed China Aoxing $0 for any Audit-Related fees in fiscal 2007 and in fiscal 2006.

Tax Fees

Paritz billed $0 to China Aoxing in fiscal 2007 and in fiscal 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Paritz billed China Aoxing $0 for other services in fiscal 2007 and fiscal 2006.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  All of the services described above were approved by the Board of Directors.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

China Aoxing Pharmaceutical Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Aoxing Pharmaceutical Co., Inc. and Subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of operations and changes in stockholders= equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying balance sheet, the Company’s current liabilities substantially exceeded its current assets.  These circumstances raise substantial doubt about its ability to continue as a going concern.   Management’s plans with regard to these matters are described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Aoxing Pharmaceutical Co., Inc. and Subsidiaries as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Paritz & Company, P.A.

Paritz & Company, P.A.

Hackensack, New Jersey

September 17, 2007

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

BALANCE SHEETS

(U.S. $)

---------------JUNE 30,-------------- 2007 2006

ASSETS
CURRENT ASSETS:
Cash	$ 1,511,127	$ 777
Accounts receivable	112,602	-
Inventories	219,742	-
Prepaid expenses and sundry current assets	117,560	156,463
TOTAL CURRENT ASSETS	1,961,031	157,240

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	19,218,587	17,822,043

DEFERRED INTEREST	9,531,771	-

TOTAL ASSETS	$30,711,389	$17,979,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$ 262,302	$ 249,798
Accounts payable	896,300	789,957
Loan payable – other	499,148	499,849
Due to stockholders	1,133,019	29,014
Accrued expenses and taxes payable	1,927,505	995,998
Current portion of long-term debt	6,885,290	2,997,564
TOTAL CURRENT LIABILITIES	11,603,564	5,562,180

LONG-TERM DEBT	4,327,982	7,898,582

CONVERTIBLE DEBENTURES	2,547,000	-

STOCKHOLDERS’ EQUITY	12,232,843	4,518,521

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,711,389	$17,979,283

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. $)

------YEAR ENDED JUNE 30,------ 2007 2006

SALES	$1,938,639	$ -

COST OF SALES	1,038,563	-

GROSS PROFIT	900,076	-

COSTS AND EXPENSES:
Research and development	270,720	136,039
General and administrative	1,480,844	447,946
Interest	940,006	604,046
Depreciation	555,998	324,916
Amortization of deferred interest	1,532,133	-
TOTAL COSTS AND EXPENSES	4,779,701	1,512,947

NET LOSS	$(3,879,625)	$(1,512,947)

Basic and diluted earnings per common share	$ (0.10)	$ (0.04)

Weighted average number of shares outstanding	40,098,373	40,050,041

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

 (US $)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY

BALANCE – JUNE 30, 2005	$7,240,693	$ -	$(1,399,397)	$ (86)	$5,841,210

Common stock, par value $0.001 100,000,000 shares authorized 40,050,041 shares issued and outstanding	40,000	-	-	-	40,000

Preferred stock, par value $0.001 300,000 shares authorized 277,018 shares issued and outstanding	277	-	-	-	277

Effect of stock splits and return of shares	(7,240,693)	7,200,416	-	-	(40,277)

Net loss	-	-	(1,512,947)	-	(1,512,947)

Translation adjustment	-	-	-	190,258	190,258

BALANCE – JUNE 30, 2006	40,277	7,200,416	(2,912,344)	190,172	4,518,521

Issuance of common stock	205	338,602	-	-	338,807

Present value of warrant issued	-	11,063,904	-	-	11,063,904

Translation adjustments	-	-	-	191,236	191,236

Net loss	-	-	(3,879,625)	-	(3,879,625)

BALANCE – JUNE 30, 2007	$ 40,482	$18,602,922	$(6,791,969)	$381,408	$12,232,843

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. $)

------YEAR ENDED JUNE 30,------ 2007 2006

OPERATING ACTIVITIES:	$(3,879,625)	$(1,512,947)
Net loss
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	634,846	321,933
Amortization of deferred interest	1,532,133	-
Changes in operating assets and liabilities:
Accounts receivable	(112,602)	-
Other receivables	-	7,792
Inventories	(219,742)	-
Prepaid expenses and sundry current assets	47,960	(15,756)
Accounts payable	60,610	4,390
Accrued expenses, taxes and sundry current liabilities	873,847	460,023
NET CASH USED IN OPERATING ACTIVITIES	(1,062,573)	(734,565)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(1,106,274)	(74,408)
NET CASH USED IN INVESTING ACTIVITIES	(1,106,274)	(74,408)

FINANCING ACTIVITIES:
Short-term borrowings	-	249,798
Other borrowings	(29,638)	499,849
Payment of bank loan	(313,681)	-
Loans from stockholders	1,102,325	7,743
Sale of convertible debentures	2,547,000	-
Sale of common stock	317,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,623,006	757,390

EFFECT OF EXCHANGE RATE ON CASH	56,191	15,367

INCREASE (DECREASE) IN CASH	1,510,350	(36,216)

CASH – BEGINNING OF YEAR	777	36,993

CASH – END OF YEAR	$1,511,127	$ 777

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Common stock paid for in exchange for accrued interest	$ 21,807

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED JUNE 30, 2007

1

BUSINESS DESCRIPTION AND REVERSE MERGER

Business description

China Aoxing Pharmaceutical Co., Inc. (“the Company”) is a vertically integrated pharmaceutical company specializing in research, development, manufacturing and marketing of a variety of narcotics and pain management pharmaceutical products in generic and innovative formulations.  The Company’s operating subsidiary, Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”) is a corporation organized under the laws of the People’s Republic of China (“PRC”).  Since 2002, Hebei has been engaged in developing its analgesic products, building its facilities and obtaining the requisite licenses from the Chinese Government.

Reverse Merger

The Company was incorporated in the State of Florida on January 23, 1996 as Central American Equities Corp. (“CAE”) which owned and operated hotels and restaurants and real property in Costa Rica.  On July 31, 2006, the Company’s hotel assets were sold to the individuals who were the Company’s Board of Directors until April 18, 2006.

On April 18, 2006, Ostar Pharmaceutical, Inc. (“Ostar”), a Delaware Corporation, was merged into a wholly-owned subsidiary of CAE.  As a result of the merger, the former stockholders of Ostar became owners of a majority of the voting power of the Company.  On July 6, 2006, the Company changed its name to China Aoxing Pharmaceutical Company, Inc.

Ostar owns 60% of Hebei which manufactures and distributes analgesic drugs in the PRC.  The remaining 40% is owned by the Chairman of the Company.

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

On September 4, 2007 The Company and the Chairman agreed that the “Purchase Price” paid pursuant to the Stock Purchase Agreement will be a junior subordinated note bearing interest at an interest rate of 5.0% annually.  The principal and accrued interest will be payable on December 31, 2012, except that the Company shall prepay accrued interest and principal to the extent of any positive cash flow from its operations.

In addition, the parties have now agreed that in the event that the closing date has not occurred on or prior to September 14, 2008, the purchase agreement shall automatically terminate on that date and have no further force and effect.

CHINA AOXING PHARMACEUTICAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED JUNE 30, 2007

2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include China Aoxing Pharmaceutical Co., Inc. and its subsidiaries.  Intercompany transactions are eliminated.

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

Revenue recognition

Sales are recognized when revenue is realized or realizable and has been earned.  Revenue transactions represent sales of inventory.  The revenue recorded is presented net of sales and other taxes the Company collects on behalf of government authorities.  The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which can be on the date of shipment or the date of receipt by the customer.  A provision for payment discounts and product return allowances is recorded as a reduction of sales in the same period that revenue is recognized.

Cost of sales

Cost of sales is primarily comprised of direct materials and supplies consumed in the manufacture of product, as well as manufacturing labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished products.

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

Inventories

CHINA AOXING PHARMACEUTICAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED JUNE 30, 2007

Inventories are valued at the lower of cost as determined by the first-in, first out method or market.

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

CHINA AOXING PHARMACEUTICAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED JUNE 30, 2007

rates prevailing during the period.  Foreign currency transaction gains and losses are included in current operations.

New accounting pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination.  The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The cumulative effect of applying the provisions of this interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for annual financial statements for the first fiscal year ending after November 15, 2006.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.

3

PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

CHINA AOXING PHARMACEUTICAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED JUNE 30, 2007

-------------AMOUNT--------------		LIFE
-------------JUNE 30,--------------- 2007 2006

Right to use land	$ 7,082,153	$6,744,520	Life of lease
Building and building improvements	11,039,782	9,487,270	39 years
Machinery and equipment	1,917,288	1,611,207	5-8 years
Furniture and office equipment	309,736	287,597	5-8 years
Automobiles	300,803	287,401	3-5 years
	20,649,762	18,417,995
	1,431,175	595,952
	$19,218,587	$17,822,043

4

DUE TO STOCKHOLDERS

The amounts due stockholders bear interest at rates ranging from 6% to 10%per annum and are due on demand.

5

SHORT-TERM BORROWINGS

Short-term borrowings consist of a non-interest bearing note payable to a local government and are due three months after the Company is listed on NASDAQ.

6

LOANS PAYABLE - OTHER

Loans payable – other consists of various loans to unrelated third parties which are due on demand and bear interest at a weighted average interest rate of 10.5.%

7           LONG-TERM DEBT

Long-term debt consists of notes payable to a bank bearing interest at 5.58% per annum and due as follows:

CHINA AOXING PHARMACEUTICAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED JUNE 30, 2007

Year ended June 30,
2007	$3,081,912
2008	3,803,378
2009	4,327,982
11,213,272
Less current portion	6,885,290
$4,327,982

The notes payable bank are collateralized by a first security interest in substantially all assets of the Company and $6,032,945 is guaranteed by a vendor of the Company.

The Company is in default of the bank loan in the amount of $3,081,912 which was due December 31, 2006.  The Company is in active discussions with the Bank of China regarding the bank loan refinancing and expects to reach an agreement on the refinance terms in the near future.

8

CONVERTIBLE DEBENTURES

On September 28, 2006, the Company completed the sale of 869,500 units of securities at $2.00 per unit.  Each unit consisted of one share of common stock and four common stock purchase warrants exercisable at prices ranging from $2.50 to $5.50.  The warrants are exercisable for five years and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants.  In October 2006, the Company exchanged all of the shares of common stock purchased in this offering for a 10% convertible debenture in the amount of his/her investment, plus the four warrants purchased in the offering.  The convertible debentures bear interest payable semi-annually.  The warrants were valued at $11,063,904 using the Black Scholes method by recording deferred interest and a credit to stockholders’ equity. (See Note 9 for detailed information).

On November 30, 2006, the Company sold 188,500 units of securities.  Each unit consists of a share of common stock or 10% convertible debenture and four common stock purchase warrants, exercisable at prices ranging from $2.50 to $5.50.  The warrants are exercisable for five years and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants.  (See Note 9 for detailed information).  The convertible debentures bear interest payable semi-annually.

The Company received gross proceeds of $2,116,000 less placement fees of approximately $275,080, resulting in net proceeds of $1,840,920.

As of June 30, 2007 the Company has sold $748,000 in principal for convertible debentures, which bear interest at 8% per annum, are payable semi-annually and are due May 1, 2010.  Interest will accrue on the principal amount at 8% per annum and will be payable on January 1st and July 1st each year.  The holder may convert the principal and accrued interest into the Company’s common stock at a conversion price per share equal to the greater of (a) $5.00, or (b)

CHINA AOXING PHARMACEUTICAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED JUNE 30, 2007

75% of the average of the closing bid prices reported for the five trading days preceding the date of conversion.

Amount	Interest Rate	Due date

$1,799,000	10%	January 9, 2009
748,000	8%	May 1, 2010
$2,547,000

9

WARRANTS

The following table summarizes the information relating to the warrants issued in connection with the sale of securities referred to in Note 8 above:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)

$2.50	1,058,000	4.71
3.50	1,058,000	4.71
4.50	1,058,000	4.71
5.50	1,058,000	4.71
2.00	493,733	4.71
	4,725,733

10

GRANT FROM LOCAL GOVERNMENT

The Company has received a grant of $63,869 from the local government during the period ended March 31, 2007 for research and development of Tilidine products, which amount was credited to research and development.

11

EARNINGS PER SHARE

Outstanding shares prior to April 18, 2006, the date of the merger, are undeterminable.  The total shares issued during the year ended June 30, 2006 are therefore used as the average shares outstanding.

12

GOING CONCERN

The Company has invested significant capital in research and development since the inception of its pharmaceutical business.  For the year ended June 30, 2007, the Company generated net losses of $3.8 Million.  As shown on the attached balance sheet, the Company’s current liabilities exceeded its current assets by $9,642,533.

The uncertainties caused by these conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHINA AOXING PHARMACEUTICAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED JUNE 30, 2007

The Company is exploring various alternatives to improve their financial position and secure other sources of financing.  Such possibilities include a new credit facility, new equity raise, new arrangements to license intellectual property and the sale of selected property rights.  Since August 1, 2006 the Company has raised approximately $3,024,000.  However, this amount is insufficient to fully address the uncertainty of the Company’s financial condition and the Company will continue to seek additional funding.

13

RISK FACTORS

Vulnerability due to Operations in PRC

The Company=s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than 20 years, there is no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

The PRC has adopted currency and capital transfer regulations.  These regulations require that the Company complies with complex regulations for the movement of capital.  Because most of the Company’s future revenues will be in RMB, any inability to obtain the requisite approvals, or any future restrictions on currency exchanges, will limit the Company’s ability to fund its business activities outside China or to pay dividends to its shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk are primarily cash and cash equivalents.  As of June 30. 2007, substantially all of the Company=s cash and cash equivalents were managed by financial institutions.

Other Risks

The core business of the Company is the manufacture and sale of narcotic drugs, which is highly regulated by the PRC government.  The Company depends on obtaining licenses of its products from the China State Food and Drug Administration (SFDA).  Obtaining these licenses can be expensive and is usually time consuming.  Failure to obtain the necessary licenses when needed can cause the Company’s business plan to be delayed.  If the delays prevent the Company from generating positive cash flow or introducing a significant number of products, there will be a material adverse effect on the Company.

14

POTENTIAL ACQUISITION

In April 2007 the Company announced that it signed a Letter of Intent to acquire 100% ownership of Shijiazhuang Le Ren Tang Pharmaceutical Ltd. (“LRT”), a pharmaceutical company organized under the laws of the PRC specializing in the manufacture and distribution of modernized Chinese traditional medicines.  The purchase price is approximately $10 Million (or approximately two times total LRT product sales in 2006, depending on the final audited financial statements).  The purchase price will be paid 50% in cash and 50% in shares of the Company’s common stock.

CHINA AOXING PHARMACEUTICAL CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED JUNE 30, 2007

Completion of the transaction is expected to occur in the fourth quarter of calendar year 2007. Completion, however, is subject to a number of conditions, including execution of a final purchase   agreement and receipt of approval from the Chinese government.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Aoxing Pharmaceutical Company, Inc.

By: /s/ Zhenjiang Yue

      Zhenjiang Yue, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on September 28, 2007 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhenjiang Yue

Zhenjiang Yue, Director,

Chief Executive Officer,

Chief Financial and Chief

Accounting Officer

/s/ Hui Shao

Hui Shao, Director

/s/ Richard Wm. Talley

Richard Wm. Talley, Director

/s/ Joseph J. Levinson

Joseph J. Levinson, Director

/s/ Jiaqi Wang

Jiaqi Wang, Director