Form 10QSB
period 2007-09-30
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2007-11-14
CIK 1060426

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-24185

CHINA AOXING PHARMACEUTICAL COMPANY, INC.
(Name of Small Business Issuer in its Charter)

Florida	65-0636168
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

444 Washington Blvd., Unit 2424, Jersey City, NJ 07310
(Address of Principal Executive Offices)

Issuer's Telephone Number: (201) 420-1075

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes X            No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
November 14, 2007
Common Stock: 40,595,507 shares

Transitional Small Business Disclosure Format (check one):                 Yes                 No   X

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

BALANCE SHEET

SEPTEMBER 30, 2007

ASSETS
CURRENT ASSETS:
Cash	$1,030,721
Accounts receivable	155,966
Inventories	321,732
Prepaid expenses and sundry current assets	200,973
TOTAL CURRENT ASSETS	1,709,392

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	19,324,273

DEFERRED INTEREST	9,011,856

TOTAL ASSETS	$30,045,521

CURRENT LIABILITIES:
Short-term borrowings	$266,042
Accounts payable	638,781
Loan payable – other	573,550
Due to stockholders	685,798
Accrued expenses and taxes payable	2,286,924
Current portion of long-term debt	6,983,473
TOTAL CURRENT LIABILITIES	11,434,568

LONG-TERM DEBT	4,389,699

CONVERTIBLE DEBENTURES	2,347,000

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized 41,595,507 shares issued and outstanding	40,595
Preferred stock, $0.001 par value,300,000 shares authorized 277,018 shares issued and outstanding	277
Additional paid-in capital	19,470,686
Deferred stock compensation	(255,277)
Accumulated deficit	(7,807,723)
Other comprehensive income	425,696
TOTAL STOCKHOLDERS’ EQUITY	11,874,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,045,521

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006

SALES	$1,380,294	$-

COST OF SALES	625,653	-

GROSS PROFIT	754,641	-

COSTS AND EXPENSES:
Research and development	57,262	10,067
General and administrative	815,103	201,386
Interest expense	259,303	329,031
Depreciation and amortization	118,812	-
Amortization of deferred interest	519,915	56,913
TOTAL COSTS AND EXPENSES	1,770,395	597,397

NET LOSS	$(1,015,754)	$(597,397)

Basic and diluted earnings per common share	$(0.03)	$(0.01)

Weighted average number of shares outstanding	40,453,009	40,050,000

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006
OPERATING ACTIVITIES:	$(1,015,754)	$(597,397)

Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	177,072	70,502
Amortization of deferred interest	519,915	-
Stock issued for services	179,932
Changes in operating assets and liabilities:
Accounts receivable	(41,757)	-
Inventories	(98,856)	-
Prepaid expenses and sundry current assets	(81,737)	(128,834)
Accounts payable	(270,300)	(6,179)
Accrued expenses, taxes and sundry current liabilities	331,933	567,521
NET CASH USED IN OPERATING ACTIVITIES	(299,552)	(94,387)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(9,915)	(194,289)
NET CASH USED IN INVESTING ACTIVITIES	(9,915)	(194,289)

FINANCING ACTIVITIES:
Proceeds from other borrowings	67,284	-
Repayment of loans from stockholders	(463,378)	(29,409)
Sale of convertible debentures	160,000	-
Sale of common stock	-	1,513,200
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(236,094)	1,483,791

EFFECT OF EXCHANGE RATE ON CASH	65,155	301,240

INCREASE (DECREASE) IN CASH	(480.406)	1,496,355

CASH – BEGINNING OF YEAR	1,511,127	777

CASH – END OF YEAR	$1,030,721	$1,497,132

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Common stock issued as payment for accrued interest	$25,829
Conversion of convertible debenture to common stock	$360,000

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization as of September 30, 2007 is as follows:

	AMOUNT	LIFE
Right to use land	$7,183,144	Life of lease
Building and building improvements	11,207,123	39 years
Machinery and equipment	1,944,628	5-8 years
Furniture and office equipment	314,152	5-8 years
Automobiles	305,093	3-5 years
	20,954,140
Accumulated depreciation	1,629,867
	$19,324,273

4	DUE TO STOCKHOLDERS

The amounts due stockholders bear interest at rates ranging from 6% to 10%per annum and are due on demand.

5	SHORT-TERM BORROWINGS

Short-term borrowings consist of a non-interest bearing note payable to a local government and are due three months after the Company is listed on NASDAQ.

6	LOANS PAYABLE - OTHER

Loans payable – other consists of various loans to unrelated third parties which are due on demand and bear interest at a weighted average interest rate of 10.5.%

7	LONG-TERM DEBT

Long-term debt consists of notes payable to a bank bearing interest at 5.58% per annum and due as follows:

Year ended June 30,
2008	$6,983,473
2009	4,389,699
11,373,172
Less current portion	6,983,473
$4,389,699

The notes payable bank are collateralized by a first security interest in substantially all assets of the Company and $6,118,974 is guaranteed by a vendor of the Company.

The Company is in default of the bank loan in the amount of $3,125,859 which was due December 31, 2006.  The Company is in active discussions with the Bank of China regarding the bank loan refinancing and expects to reach an agreement on the refinance terms in the near future.

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

8	CONVERTIBLE DEBENTURES - Continued

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

The Company received gross proceeds of $2,116,000 less placement fees of approximately $275,080, resulting in net proceeds of $1,840,920. As of September 30, 2007, $677,000 in convertible debetures were converted to common stocks.

As of September 30, 2007 the Company has sold $908,000 in principal for convertible debentures, which bear interest at 8% per annum, are payable semi-annually and are due May 1, 2010.  Interest will accrue on the principal amount at 8% per annum and will be payable on January 1st and July 1st each year.  The holder may convert the principal and accrued interest into the Company’s common stock at a conversion price per share equal to the greater of (a) $5.00, or (b) 75% of the average of the closing bid prices reported for the five trading days preceding the date of conversion.

Amount	Interest Rate	Due date
$1,439,000	10%	January 9, 2009
908,000	8%	From May 1st to August 2, 2010
$2,347,000

9	WARRANTS

The following table summarizes the information relating to the warrants issued in connection with the sale of securities referred to in Note 9 above:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)
$2.50	1,058,000	4.08
3.50	1,058,000	4.08
4.50	1,058,000	4.08
5.50	1,058,000	4.08
2.00	493,733	4.08
	4,725,733

10	GOING CONCERN

The Company has invested significant capital in research and development since the inception of its pharmaceutical business.  For the three months ended September 30, 2007, the Company generated net losses of $1,015,000.  As shown on the attached balance sheet, the Company’s current liabilities exceeded its current assets by $9,725,000.

The uncertainties caused by these conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is exploring various alternatives to improve their financial position and secure other sources of financing.  Such possibilities include a new credit facility, new equity raise, new arrangements to license intellectual property and the sale of selected property rights.  Since August 1, 2006 the Company has raised approximately $3 Million.  However, this amount is insufficient to fully address the uncertainty of the Company’s financial condition and the Company will continue to seek additional funding.

11	RISK FACTORS

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

12	POTENTIAL ACQUISITION

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Outline of Our Business

China Aoxing is a vertically integrated pharmaceutical company specializes in research, development, manufacturing and marketing of a variety of narcotics and pain management pharmaceutical products in generic and innovative formulations. China Aoxing’s operating subsidiary, Hebei Aoxing, is a corporation organized under the laws of the People's Republic of China.  Since 2002 Hebei Aoxing has been engaged in developing its analgesic products, building its facilities, and obtaining the requisite licenses from the Chinese government.

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

In April 2007,   Hebei Aoxing received clearance from the SFDA for the clinical study of Tilidine Hydrochloride tablets and capsules for the treatment of moderate to severe pain associated with cancer and surgery, as well as other forms of pain.  The Tilidine drug is not currently available in China and Hebei Aoxing is currently the only authorized domestic manufacturer of Tilidine tablets and capsules.  In the second half of 2007, Hebei Aoxing started a clinical study program, which will include approximately four hundred patients through several health centers in China.  The purpose of the study will be to confirm Tilidine's efficacysafety in reducing pain levels for Chinese patients.

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

In June 2007, Hebei Aoxing received formal approval from the SFDA for the clinical study of Codeine Phosphate Compound Medicine for cold and flu treatment (SFDA Certificate 2007LO1280).  While Codeine Phosphate is widely used and considered effective in cold and flu treatment in Western countries, it just became available in China in 2006.  Hebei Aoxing is one of only two drug makers developing this medicine in China. The company started a clinical study of the Codeine Phosphate Compound Medicine in later 2007 to test efficacy and safety in China. The clinical study is a multi-center randomized, double-blind, controlled trial, involving 300 patients in China.

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

Codeine Phosphate.   China Aoxing is developing an oral solution consisting of Guaifenesin, Pseudoephedrine Hudrochloride and Codeine Phosphate. This drug is an effective opioid cough medicine in Western countries, which just became available in China in 2006. This formulation is widely prescribed in continental Europe and other regions, including major markets like Australia, New Zealand and Canada. It is also available without prescription in combination preparations in limited doses in some countries.

Research and Development

Its research and development expenses were $57,262 and $10,067 respectively during the three months ended September 30, 2007 and 2006.  The company conducts its research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

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

Results of Operations

During the three months ended September 30, 2007, the Company reported product revenues of $1,380,294 from the sales of Naloxone Hydrochloride injectable and Shuanghuanglian Capsules.   The company had no product sales during the three months ended September 30, 2006.

The Company’s largest expense during the three months ended September 30, 2007 was general and administrative expenses in the amount of $815,103.  The increase from the $201,386 in general and administration expense incurred in the three months ended September 30, 2006 was primarily attributable to the fact that Hebei Aoxing is now introducing its products to the market, and has ramped up its staffing for that purpose.  In addition, we are now incurring legal, accounting and bookkeeping fees in connection with our new reporting obligations as a public company.  On top of this, China Aoxing is now incurring expenses incidental to its status as a U.S. public company, such as the cost of maintaining a physical presence in the U.S. and expenses related to investor relations.

We incurred interest expense of $259,303 during the quarter ended September 30, 2007.  At September 30, 2007 we had over $15.7 million in debt, long and short-term, that we incurred to build our facilities and develop our product line.  Until Hebei Aoxing generates revenues from operations or secures capital infusions from investors, we will depend on loans to fund our ongoing development costs, and our interest expense will be high.

A second category of interest expense – “amortization of deferred interest,” which amounted to $519,915 in the three months ended September 30, 2007 – arose from the financing that we completed in the fall of 2006.  In that financing we sold convertible debentures in the principal amount of $1,989,000, 63,500 shares of common stock, and warrants to purchase 4,232,000 shares of common stock. We also issued warrants to the placement agent that facilitated the financing.  Because the exercise price of the warrants was less than the market price of our common stock when we completed the financing, the fair value of the warrants (based on the Black-Scholes formula) is considered to have been $11,063,904, which we are accounting for as an expense attributable to the debentures.  Therefore we recorded that sum as “Deferred Interest” on our balance sheets, and will amortize the deferred interest over the life of the debentures, the principal amount of which is payable on January 9, 2009.  To the extent that the debentures are converted into common stock before they mature, the amortization of the deferred interest will be accelerated.  Our earnings, therefore, will be burdened by the amortization of deferred interest for the next two years – or less if the debentures are converted into common stock.

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

Our net loss for the three months ended September 30, 2007 totaled $1,015,754.  This represents the consolidation of the results realized by our subsidiary, Hebei Aoxing, with the administrative expenses incurred by China Aoxing.  At the present time, however, China Aoxing owns only 60% of the equity in Hebei Aoxing.  Accordingly, only 60% of the retained loss from the operations of Hebei Aoxing affects the equity of our shareholders on a liquidation basis.  Likewise, if in the future Hebei Aoxing produces net income, the effect of that income on the value of our shareholders’ shares will be reduced by 40%.  It is for that reason that we have entered into an agreement with our Chairman, Zhenjiang Yue, to acquire an additional 35% interest in Hebei Aoxing, and are undertaking to raise the funds necessary to complete that acquisition.

Liquidity and Capital Resources

Since inception, the Company’s operations have been funded primarily by loans, including loans from stockholders and officers, short term borrowings from a local government, two loans from the Bank of China, and other loans.  The balance of our borrowings as of September 30, 2007 (including the current portion of the long-term debt) totaled $15,245,000.  The Company is currently in active negotiation with Bank of China to refinance its bank loan in the amount of $3,125, 859, which was due on December 31, 2006.  The Company expects, but is not assured, that it will reach an agreement on refinance terms in near future.

Despite the infusion of capital at the end of September 2006, Hebei Aoxing still has a substantial working capital deficit.  The balance sheet of China Aoxing and its subsidiaries at September 30, 2007, showed a working capital deficit of $9,725,176.  The greater portion of the deficit was represented by $3,125,859 and $3,857,614 due to the Bank of China in Dec 31, 2006 and December 31, 2007, respectively. Those payments are the current portion of two loans totaling $11,373,172 that call for annual payments over the next two years.  The loans bear interest at 5.58% per annum, and are collateralized by a first security interest in substantially all of Hebei Aoxing’s assets.

Hebei Aoxing expects to be able to service its debt to the Bank of China and its other debt obligations from refinancing and with cash flow from operations, assuming that it is successful in initiating production and sales of additional products during the next few months.  This will free our cash reserves to be used to fund our growth.  Our ability to achieve financial stability, however, will depend on the success of our marketing efforts, which cannot be predicted at this time. Therefore, we continue to actively seek investment capital, and expect to issue more equity securities for this purpose in the coming months.

In September 2007 China Aoxing modified its agreement with Mr. Yue under which China Aoxing will acquire an additional 35% interest in Hebei Aoxing from Mr. Yue.  The acquisition was approved by the government of China on July 4, 2007.  Under the modified agreement, in exchange for the 35% interest in Hebei Aoxing, the Company will issue to Mr. Yue a junior subordinated note in the principal amount of $3,080,000, bearing interest at a rate of 5.0% per annum.  The principal and accrued interest will be payable on December 31, 2012, except that China Aoxing will be required to prepay accrued interest and principal to the extent of any positive cash flow from its operations.  The acquisition will take place when China Aoxing has raised $5,000,000 from the sale of its equity.  If the acquisition has not occurred by September 14, 2008, the purchase agreement will terminate on that date and have no further force or effect.

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

In order to make our operations cost-efficient, it is necessary that we expand our operations.  At the present time, however, our capital resources are sparse.  At September 30, 2007 we had $1,030,721 in cash and no other liquid assets.  On the same date we had $11,434,568 in current liabilities.  Our cash resources will permit us to initiate production and marketing.  However, we will need an additional infusion of capital to fund the build-out of our manufacturing facility and an accumulation of inventory in order to achieve optimal size.  It is not clear whether sufficient capital will become available to us to permit us to expand to an efficient operating point.  The Company is currently in active negotiation with Bank of China to refinance its bank loan in the amount of $3,125,859, which was due on December 31, 2006.  The Company expects, but is not assured, that it will reach an agreement on refinance terms in near term.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Aoxing in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Aoxing is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Aoxing’s system of disclosure controls and procedures was effective as of September 30, 2007 for the purposes described in this paragraph.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

(c) Unregistered sales of equity securities

In July 2007 the Company issued 12,302 shares of common stock to 8 holders of its 10% Convertible Debentures.  The shares were issued in satisfaction of China Aoxing’s interest payment obligations, and were valued at $2.10 per share, per the terms of the Debentures.  The sale of the shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(6) of the Act, because each of the investors was an Accredited Investor and there was no advertising or public solicitation performed in connection with the offering.  The sale of the shares was also exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission, since the sales satisfied all of the conditions specified in SEC Rules 501 and 502 and each of the investors had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of the investment.

During the fiscal quarter that ended on September 30, 2007, the Company sold to five investors Senior 8% Convertible Debentures in the principal amount of $160,000.  The Debentures were sold at par.  The sale of the Debentures was exempt from the registration requirements of the Securities Act pursuant to Section 4(6) of the Act, because each of the investors was an Accredited Investor and there was no advertising or public solicitation performed in connection with the offering.  The sale of the shares was also exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission, since the sales satisfied all of the conditions specified in SEC Rules 501 and 502 and each of the investors had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of the investment.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2008.

Item 3  Defaults upon Senior Securities

Hebei Aoxing Pharmaceutical Group, Inc., the operating subsidiary of China Aoxing, is in default in its obligation to satisfy a debt of $3,125,859 that was due to the Bank of China on December 31, 2006.  Hebei Aoxing is in active discussions with the Bank of China regarding the loan, and expects, but is not assured, that it will reach agreement on refinancing terms in near term.

Item 6.  Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA AOXING PHARMACEUTICAL COMPANY, INC.

Date: November 14, 2007	By:	/s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
and Chief Financial Officer