Form 10QSB
period 2007-12-31
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2008-02-19
CIK 1060426

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes  X         No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___           No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
February 19, 2008
Common Stock: 40,759,323

Transitional Small Business Disclosure Format (check one):                 Yes ___           No   X

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$784,893
Accounts receivable	266,160
Inventories	405,546
Prepaid expenses and sundry current assets	140,095
TOTAL CURRENT ASSETS	1,596,694

Property and equipment, net of accumulated depreciation	19,679,401

TOTAL ASSETS	$21,276,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$273,444
Accounts payable	737,030
Loans payable – other	677,013
Due to stockholders	679,438
Accrued expenses and taxes payable	2,617,711
Loan payable – bank	11,689,607
TOTAL CURRENT LIABILITIES	16,674,243

CONVERTIBLE DEBENTURES	1,798,316

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value,
100,000,000 shares authorized
41,595,507 shares issued and outstanding	40,826
Preferred stock, $0.001 par value
300,000 shares authorized
277,018 shares issued and outstanding	277
Additional paid-in capital	9,990,759
Deferred stock compensation	(247,883)
Accumulated deficit	(7,584,410)
Other comprehensive income	603,967
TOTAL STOCKHOLDERS’ EQUITY	2,803,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,276,095

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2007	2006	2007	2006
		Restated		Restated
REVENUES	$863,877	$345,907	$2,244,171	$345,907

COST OF SALES	471,763	157,567	1,097,416	157,567

GROSS PROFIT	392,114	188,340	1,146,755	188,340

COSTS AND EXPENSES (INCOME):
Research and development costs	46,392	52,204	103,654	62,271
General and administrative expenses	949,138	262,729	1,764,241	521,028
Interest expense	426,133	589,646	820,961	918,677
Depreciation and amortization	119,583	-	238,395	-

TOTAL COSTS AND EXPENSES	1,541,246	904,579	2,927,251	1,501,976

NET LOSS	$(1,149,132)	$(716,239)	$(1,780,496)	$(1,313,636)

BASIC AND DILUTED EARNINGSPER SHARE	$(0.03)	$(0.02)	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	41,612,319	40,104,883	40,580,356	40,073,541

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	SIX MONTHS ENDED DECEMBER 31
	2007	2006
		Restated
OPERATING ACTIVITIES:
Net loss	$(1,780,496)	$(1,313,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	366,488	178,993
Amortization of loan discount	236,446	187,324
Stocks issued for services	334,442	-
Changes in operating assets and liabilities:
Accounts receivable	(148,775)	(406,320)
Inventories	(176,469)	(68,145)
Prepaid expenses and sundry current assets	(17,541)	(172,004)
Accounts payable	(197,344)	475,835
Accrued expenses, taxes and sundry current liabilities	608,326	249,370
NET CASH USED IN OPERATING ACTIVITIES	(774,923)	(868,583)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net of disposition	(10,904)	(310,257)
NET CASH USED IN INVESTING ACTIVITIES	(10,904)	(310,257)

FINANCING ACTIVITIES:
Repayment of bank borrowings	-	(64,100)
Other borrowings	156,661	-
Borrowings (repayment) of loans to stockholders	(501,711)	760,486
Sale of convertible debentures	315,000	1,713,920
Sale of common stock	-	127,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(30,050)	2,537,306

EFFECT OF EXCHANGE RATE ON CASH	89,643	25,179

INCREASE (DECREASE) IN CASH	(726,234)	1,383,645

CASH – BEGINNING OF PERIOD	1,511,127	777

CASH – END OF PERIOD	$784,893	$1,384,422

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of convertible debentures into common stock	$660,000	$-

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

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

(Unaudited)

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

The Company maintains cash and cash equivalents with financial institutions in the PRC which are not insured or otherwise protected.

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

(Unaudited)

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

Currency translation

Since the Company operates solely in the PRC, the Company’s functional currency is the Chinese Yuan (RMB).    Assets and liabilities are translated into U.S. Dollars at the June 30th exchange rates and records the related translation adjustments as a component of other comprehensive income (loss).  Revenue and expenses are translated using average exchange rates prevailing during the period.  Foreign currency transaction gains and losses are included in current operations.

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

(Unaudited)

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

3           PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization as of December 31, 2007 is as follows:
	AMOUNT	LIFE
Right to use land	$ 7,383,000	Life of lease
Building and building improvements	11,519,652	39 years
Machinery and equipment	1,998,733	5-8 years
Furniture and office equipment	322,893	5-8 years
Automobiles	313,582	3-5 years
	21,537,860
Accumulated depreciation and amortization	1,858,459
	$19,679,401

4	DUE TO STOCKHOLDERS

The amounts due stockholders bear interest at rates ranging from 6% to 10%per annum and are due on demand.

5           SHORT-TERM BORROWINGS

Short-term borrowings consist of a non-interest bearing note payable to a local government and are due three months after the Company is listed on NASDAQ.

(Unaudited)

6	LOANS PAYABLE - OTHER

Loans payable – other consists of various loans to unrelated third parties which are due on demand and bear interest at a weighted average interest rate of 10.5.%

7	LOAN PAYABLE - BANK

Loan payable – bank consists of notes payable to a bank bearing interest at 5.58% per annum and due as follows:

Year ended June 30,
2008	$ 7,177,774
2009	4,511,833
$11,689,607

The notes payable bank are collateralized by a first security interest in substantially all assets of the Company and $6,118,974 is guaranteed by a vendor of the Company.

The Company is in default of the bank loan in the amount of $7,177,774 which was due as of December 31, 2007.  The Company is in active discussions with the Bank of China regarding the bank loan refinancing and expects to reach an agreement on the refinance terms in the near future.

8	CONVERTIBLE DEBENTURES

On September 28, 2006, the Company completed the sale of 869,500 units of securities at $2.00 per unit.  Each unit consisted of one share of common stock and four common stock purchase warrants exercisable at prices ranging from $2.50 to $5.50.  The warrants are exercisable for five years and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants.  In October 2006, the Company exchanged all of the shares of common stock purchased in this offering for a 10% convertible debenture in the amount of his/her investment, plus the four warrants purchased in the offering.  The Company has recorded a discount on this debt which is being amortized as additional interest expense.  The Company has restated prior years’ financial statements to reflect a reallocation of the proceeds from the sale of debentures in prior years.

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

The Company received gross proceeds of $2,116,000 less placement fees of approximately $275,080, resulting in net proceeds of $1,840,920. As of December 31, 2007, $977,000 convertible debentures were converted to common stocks.

(Unaudited)

As of December 31, 2007 the Company has sold $1,063,000 in principal for convertible debentures, which bear interest at 8% per annum, are payable semi-annually and are due May 1, 2010.  Interest will accrue on the principal amount at 8% per annum and will be payable on January 1st and July 1st each year.  The holder may convert the principal and accrued interest into the Company’s common stock at a conversion price per share equal to the greater of (a) $5.00, or (b) 75% of the average of the closing bid prices reported for the five trading days preceding the date of conversion.

	Amount	Interest Rate	Due date
	$1,139,000	10%	January 9, 2009
	1,063,000	8%	From May 1st to August 2, 2010
	2,202,000
Less unamortized discount	403,684
	$1,798,316

9           WARRANTS

The following table summarizes the information relating to the warrants issued in connection with the sale of securities referred to in Note 9 above:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)
$2.50	1,058,000	4.08
3.50	1,058,000	4.08
4.50	1,058,000	4.08
5.50	1,058,000	4.08
2.00	493,733	4.08
	4,725,733

10        GOING CONCERN

For the six months ended December 31, 2007, the Company generated net losses of $1,780,496.     As shown on the attached balance sheet, the Company’s current liabilities exceeded its current assets by $15,077,549.  In addition, the Company is in default on $7,177,774 of loans from a bank.

The uncertainties caused by these conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is exploring various alternatives to improve their financial position and secure other sources of financing.  Such possibilities include a new credit facility, new equity raise, new arrangements to license intellectual property and the sale of selected property rights

  (Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk are primarily cash and cash equivalents. The Company maintains its cash with various banks and trust companies located in China which are not insured or otherwise protected. Should any of these institutions holding the Company’s cash become insolvent, or if the Company unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. As of December 31 2007, substantially all of the Company’s cash and cash equivalents were managed by financial institutions.

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

12        POTENTIAL ACQUISITION

In April 2007 the Company announced that it signed a Letter of Intent to acquire 100% ownership of Shijiazhuang Le Ren Tang Pharmaceutical Ltd. (“LRT”), a pharmaceutical company organized under the laws of the PRC specializing in the manufacture and distribution of modernized Chinese traditional medicines.  The purchase price is approximately $10 Million (or approximately two times total LRT product sales in 2006, depending on the final audited financial statements).  The purchase price will be paid 50% in cash and 50% in shares of the Company’s common stock.  Completion of the transaction is expected to occur in the first quarter of calendar year 2008.  Completion, however, is subject to a number of conditions, including execution of a final purchase agreement and receipt of approval from the Chinese government.

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

In April 2007,   Hebei Aoxing received clearance from the SFDA for the clinical study of Tilidine Hydrochloride tablets and capsules for the treatment of moderate to severe pain associated with cancer and surgery, as well as other forms of pain.  The Tilidine drug is not currently available in China and Hebei Aoxing is currently the only authorized domestic manufacturer of Tilidine tablets and capsules.  In the second half of 2007, Hebei Aoxing started a clinical study program, which will include approximately four hundred patients through several health centers in China.  The purpose of the study will be to confirm Tilidine's efficacy and safety in reducing pain levels for Chinese patients.  Furthermore, in November 2007, the China SFDA granted the Company the designated manufacturer status to produce Tilidine Tablets and Capsules in order to address significant unmet medical needs in cancer pain management in China.

In April 2007 China Aoxing announced that it has signed a Letter of Intent to acquire Shijiazhuang Le Ren Tang Pharmaceutical Ltd (“LRT”). LRT is a pharmaceutical company organized under the laws of China specializing in the manufacturing and distribution of modernized Chinese traditional medicines, with a strong portfolio of pain management products.  The Letter of Intent contemplates that CAXG will acquire 100% ownership of LRT.  The purchase price is approximately $10 million (or approximately two times total LRT product sales in 2006, depending on the final audited financial statements). The purchase price will be paid 50% in cash and 50% in shares of the Company’s common stock valued at $4 per share. Completion of the transaction is expected to occur in the first quarter of calendar 2008. Completion, however, is subject to a number of conditions, including execution of a final purchase agreement and receipt of approval from the Chinese government.

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

In October 2007 the Company's operating subsidiary, Hebei Aoxing Pharmaceutical Group Co. Ltd. ("Hebei Aoxing"), was approved to be eligible for preferential enterprise income tax treatments by the relevant tax bureau of People's Republic of China (PRC).  Under the PRC Enterprise Income Taxation Law (the "EIT Law"), Hebei Aoxing is classified as a foreign-invested enterprise, or FIE, in the business of manufacturing medicines. The Company is confirmed to enjoy certain income tax treatments, including a flat tax rate of 15% for five years after it becomes a profitable company, potentially starting from year 2008 with increased sales and new product launches.  A flat tax rate of 15% for five years granted to Hebei Aoxing is significantly lower than the uniform tax rate of 25%, effective January 1, 2008 for all enterprises (including FIEs) under the PRC EIT Law, which was enacted on March 16, 2007. For FIEs established before the promulgation of the EIT Law, a five-year transition period is provided during which reduced rates will apply but gradually be phased out.

In November 2007, the China SFDA granted the Company and its partner, National Institute of Drug Dependence at Beijing University, an important research and development license of Buprenorphine/Naloxone sublingual combo tablet to treat opioid dependence, a growing social and medical problem in China.   The company is planning to conduct clinical study in 2008 and bring this effective medical treatment to China in early 2009

Products – Narcotics and Pain Management

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

Tilidine is not currently manufactured in China.  As a result, the per capita consumption of Tilidine in China is less than 1% of the average level in other industrialized countries. China Aoxing is currently the only government approved domestic manufacturer for Tilidine capsules and tablets.  In November 2007, the China SFDA granted the Company the designated manufacturer status to produce Tilidine Tablets and Capsules in order to address significant unmet medical needs in cancer pain management in China.

Buprenorphine Series.  Buprenorphine is an opioid that has been used as an analgesic. The increasing consumption of Buprenorphine in recent years is mainly the result of its use in detoxification and substitution treatment of opioid dependence in a growing number of countries.  Hebei Aoxing is the first company in China which is working on a tablet formulation of Buprenorphine combined with Naloxone for drug abuse treatment.  At present, more than 40 countries are importing Buprenorphine for that purpose.

Opioid dependence is a chronic, relapsing medical condition that requires long-term treatment and patient support. Current standard maintenance therapies are methadone and buprenorphine, both of which bind to the opioid receptors in the brain.   A combo therapy was developed based on Naloxone, an opioid receptor antagonist, alongside Buprenorphine, which is designed to limit the potential for misuse and potentially lower the street value and the incentive for diversion.  This combo theray was approved by the US FDA in October 2002, and just became available in the UK in 2007, sold by a Forture 500 global pharmaceutical company.

Since 1993, total manufacture of Buprenorphine increased steadily and significantly. During the period 2003-2005, average global manufacture amounted to nearly 2 tons, double the amount manufactured in the late 1990s. The United Kingdom accounts for 75 per cent of global manufactures and is also the world’s leading exporter of Buprenorphine. France and Germany are the main importers of Buprenorphine, accounting for 60 per cent of global imports. Both France and Germany utilize Buprenorphine mainly for substitution treatment.

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

Compound Pholcodine Syrup.   This Syrup tranquilizes cough, removes phlegm, and eases nasal congestion.  It also has a limited capacity to relieve asthma symptoms. The Syrup can be used in treating coughs caused by acute bronchitis and respiratory infections.   Preclinical research on acute and chronic toxicity shows that Pholcodine’s toxicity is lower than that of codeine.   In November 2007, the China SFDAgranted the Company the designated manufacturer status to produce Pholcodine active pharmaceutical ingredient (API).  Therefore the Company became one of the only two producers of Pholcodine API in China.

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

Research and Development

China Aoxing’s  research and development expenses were $103,654 and $,62,271 respectively during the six months ended December 31, 2007 and 2006.   During the three months ended December 31, 2007 and 2006, the Company’s research and development expenses were $46,392, and $52,204.  The company conducts its research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

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

Results of Operations

During the three months ended December 31, 2007, the Company reported product revenues of $863,877 from the sales of Naloxone Hydrochloride injectable and Shuanghuanglian Capsules.   The company had the product sales of $345,907 during the three months ended December 31, 2006.  During the six months ended December 31, 2007 and December 31, 2006, the company reported product revenues of $2,244,171 and $   345,907, respectively.

The Company’s largest expense during the three months ended December 31, 2007 was general and administrative expenses in the amount of $949,138.  The increase from the $262,729 in general and administration expense incurred in the three months ended December 31, 2006 was primarily attributable to the fact that Hebei Aoxing is now introducing its products to the market, and has ramped up its staffing for that purpose.  In addition, we are now incurring legal, accounting and bookkeeping fees in connection with our new reporting obligations as a public company.  On top of this, China Aoxing is now incurring expenses incidental to its status as a U.S. public company, such as the cost of maintaining a physical presence in the U.S. and expenses related to investor relations.

We incurred interest expense of $426,133 during the quarter ended December 31, 2007.  At December 31, 2007we had over $13 million in debt, long and short-term, that we incurred to build our facilities and develop our product line.  Until Hebei Aoxing generates revenues from operations or secures capital infusions from investors, we will depend on loans to fund our ongoing development costs, and our interest expense will be high.

Our net loss for the three months ended December 31, 2007 totaled $1,149,132.  This represents the consolidation of the results realized by our subsidiary, Hebei Aoxing, with the administrative expenses incurred by China Aoxing.  At the present time, however, China Aoxing owns only 60% of the equity in Hebei Aoxing.  Accordingly, only 60% of the retained loss from the operations of Hebei Aoxing affects the equity of our shareholders on a liquidation basis.  Likewise, if in the future Hebei Aoxing produces net income, the effect of that income on the value of our shareholders’ shares will be reduced by 40%.  It is for that reason that we have entered into an agreement with our Chairman, Zhenjiang Yue, to acquire an additional 35% interest in Hebei Aoxing, and are undertaking to raise the funds necessary to complete that acquisition.

Liquidity and Capital Resources

Since inception, the Company’s operations have been funded primarily by loans, including loans from stockholders and officers, short term borrowings from a local government, two loans from the Bank of China, and other loans.  The balance of our borrowings as of December 31, 2007 (including the current portion of the long-term debt) was about $13.  The Company is currently in active negotiation with Bank of China to refinance its bank loans of $3,212,830 and $3,964,944 which were due on Dec 31, 2006 and December 31, 2007, respectively.  The Company expects, but is not assured, that it will reach an agreement on refinance terms in near future.

Despite the infusion of capital at the end of September 2006, Hebei Aoxing still has a substantial working capital deficit.  The balance sheet of China Aoxing and its subsidiaries at December 31, 2007, showed a working capital deficit of $15,077,549.  The greater portion of the deficit was represented by $11,689,607 due to the Bank of China. Those payments are the current portion of two loans , $7,177,774 is in default and $4,511,833 is due in December 31, 2008..  The loans bear interest at 5.58% per annum, and are collateralized by a first security interest in substantially all of Hebei Aoxing’s assets.

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

In order to make our operations cost-efficient, it is necessary that we expand our operations.  At the present time, however, our capital resources are sparse.  At December 31, 2007 we had $784,893 in cash and no other liquid assets.  On the same date we had $16,674,243 in current liabilities.  Our cash resources will permit us to initiate production and marketing.  However, we will need an additional infusion of capital to fund the build-out of our manufacturing facility and an accumulation of inventory in order to achieve optimal size.  The Company is currently in active negotiation with Bank of China to refinance its bank loan in the amount of $11,689,607, which is due on December 31, 2008.  The Company expects, but is not assured, that it will reach an agreement on refinance terms in near term.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Aoxing in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Aoxing is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Aoxing’s system of disclosure controls and procedures was effective as of December 31, 2007 for the purposes described in this paragraph.

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

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

the fiscal quarter that ended on December 31, 2007, the Company sold to 2 investors Senior 8% Convertible Debentures in the principal amount of $155,000.  The Debentures were sold at par.  The sale of the Debentures was exempt from the registration requirements of the Securities Act pursuant to Section 4(6) of the Act, because each of the investors was an Accredited Investor and there was no advertising or public solicitation performed in connection with the offering.  The sale of the shares was also exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission, since the sales satisfied all of the conditions specified in SEC Rules 501 and 502 and each of the investors had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of the investment.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2008.

Item 3  Defaults upon Senior Securities

Hebei Aoxing Pharmaceutical Group, Inc., the operating subsidiary of China Aoxing, is in default in its obligation to satisfy a debt of $3,212,830 and $3,964,944 due to the Bank of China in Dec 31, 2006 and December 31, 2007.  Hebei Aoxing is in active discussions with the Bank of China regarding the loan, and expects, but is not assured, that it will reach agreement on refinancing terms in near term.

Item 6.  Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA AOXING PHARMACEUTICAL COMPANY, INC.

Date: February 19, 2008	By:	/s/ Zhenjiang Yue
Zhenjiang Yue,
Chief Executive Officer
and Chief Financial Officer