Form 10QSB
period 2008-03-31
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2008-05-15
CIK 1060426

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.   Yes  X        No ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___     No     X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 15, 2008 Common Stock: 80,942,323

Transitional Small Business Disclosure Format (check one):   Yes ___     No     X

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2008
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$4,340,048
Accounts receivable	207,907
Inventories	198,957
Deferred financing costs	831,600
Prepaid expenses and sundry current assets	415,505
TOTAL CURRENT ASSETS	5,994,017

Property and equipment, net of accumulated depreciation	20,363,757

Deferred interest	7,972,026

TOTAL ASSETS	$34,329,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$285,600
Accounts payable	639,502
Loans payable – other	748,925
Due to stockholders	637,474
Deposit payable	3,728,000
Accrued expenses and taxes payable	2,935,639
Loan payable – bank	12,209,251
TOTAL CURRENT LIABILITIES	21,184,391

CONVERTIBLE DEBENTURES	1,687,000

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value,
100,000,000 shares authorized
42,737,050 shares issued and outstanding	42,737
Preferred stock, $0.001 par value
300,000 shares authorized
277,018 shares issued and outstanding	277
Additional paid-in capital	22,280,294
Accumulated deficit	(11,661,275)
Other comprehensive income	796,376
TOTAL STOCKHOLDERS’ EQUITY	11,458,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,329,800

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED MARCH 31,
	2008	2007	2008	2007

REVENUES	$857,065	$561,959	$3,101,236	$902,818

COST OF SALES	453,456	438,585	1,550,872	591,474

GROSS PROFIT	403,609	123,374	1,550,364	311,344

COSTS AND EXPENSES (INCOME):
Research and development costs	174,237	82,984	277,891	203,557

General and administrative expenses	1,515,732	640,053	3,279,973	1,341,541

Grant from local government	-	-	-	(63,665)

Interest expense	354,083	265,194	938,598	976,876

Depreciation and amortization	125,068	-	363,463	-

Depreciation of deferred interest	519,915	519,915	1,559,745	1,012,218

TOTAL COSTS AND EXPENSES	2,689,035	1,508,146	6,419,670	3,470,527

NET LOSS	$(2,285,426)	$(1,384,772)	$(4,869,306)	$(3,159,183)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.06)	$(0.03)	$(0.12)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	41,312,664	40,116,659	40,822,684	40,079,319

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED MARCH 31,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(4,869,306)	$(3,159,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	532,756	308,275
Amortization of deferred interest	1,559,745	1,012,218
Stocks issued for services	1,373,735	-
Changes in operating assets and liabilities:
Accounts receivable	(85,304)	(312,414)
Inventories	40,302	(95,822)
Prepaid expenses and sundry current assets	(59,513)	(46,702)
Accounts payable	(336,408)	426,364
Accrued expenses, taxes and sundry current liabilities	874,509	286,567
NET CASH USED IN OPERATING ACTIVITIES	(969,484)	(1,580,697)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net of disposition	(12,317)	(324,636)
NET CASH USED IN INVESTING ACTIVITIES	(12,317)	(324,636)

FINANCING ACTIVITIES:
Repayment of bank borrowings	-	(64,750)
Other borrowings	205,442	-
Borrowings (repayment) of loans to stockholders	(596,181)	1,083,536
Acquisition deposit	3,728,000	-
Sale of convertible debentures	349,000	1,989,000
Sale of common stock	-	145,708
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,686,261	3,153,494

EFFECT OF EXCHANGE RATE ON CASH	124,461	(5,775)

INCREASE (DECREASE) IN CASH	2,828,921	1,242,386
CASH – BEGINNING OF PERIOD	1,511,127	777
CASH – END OF PERIOD	$4,340,048	$1,243,163

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of convertible debentures into common stock	$1,209,000	$-
Stock issued for financing agent	$831,600	$-

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

1    BASIS OF PRESENTATION

The accompanying unaudited financial statements of China Aoxing Pharmaceutical Company, Inc. (“China Aoxing” or the “Company”) reflect all material adjustments consisting of only normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2    BUSINESS DESCRIPTION

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

PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization as of March 31, 2008 is as follows:

	AMOUNT	LIFE
Right to use land	$7,711,200	Life of lease
Building and building improvements	12,031,740	39 years
Machinery and equipment	2,087,584	5-8 years
Furniture and office equipment	338,175	5-8 years
Automobiles	327,522	3-5 years
	22,496,221
Accumulated depreciation and amortization	2,132,464
	$20,363,757

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

7    LOAN PAYABLE - BANK

Loan payable – bank consists of notes payable to a bank bearing interest at 5.58% per annum and due as follows:

Year ended June 30,
2008	$7,496,851
2009	4,712,400
$12,209,251

The notes payable bank are collateralized by a first security interest in substantially all assets of the Company and $6,118,974 is guaranteed by a vendor of the Company.

The Company is in default of the bank loan in the amount of $7,496,851 which was due as of March 31, 2008.  The Company is in active discussions with the Bank of China regarding the bank loan refinancing and expects to reach an agreement on the refinance terms in the near future.

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

8    CONVERTIBLE DEBENTURES (Continued)

The Company received gross proceeds of $2,116,000 less placement fees of approximately $275,080, resulting in net proceeds of $1,840,920. As of March 31, 2008, $1,395,000 convertible debentures were converted to common stocks.

As of March 31, 2008 the Company has sold $1,093,000 in principal for convertible debentures, which bear interest at 8% per annum, are payable semi-annually and are due May 1, 2010.  Interest will accrue on the principal amount at 8% per annum and will be payable on January 1st and July 1st each year.  The holder may convert the principal and accrued interest into the Company’s common stock at a conversion price per share equal to the greater of (a) $5.00, or (b) 75% of the average of the closing bid prices reported for the five trading days preceding the date of conversion.

9    GOING CONCERN

The investment of $18 million by American Oriental Bioengineering Inc. in April 2008 significantly improved the financial liquidity of the Company.

However, for the nine months ended March 31, 2008, the Company generated net losses of $4,869,306.     As shown on the attached balance sheet, the Company’s current liabilities exceeded its current assets by $15,190,374.  In addition, the Company is in default on $7,496,851 of loans from a bank.

The uncertainties caused by these conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is exploring various alternatives to improve their financial position and secure other sources of financing.  Such possibilities include a new credit facility, new equity raise, new arrangements to license intellectual property and the sale of selected property rights

10   RISK FACTORS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk are primarily cash and cash equivalents. The Company maintains its cash with various banks and trust companies located in China which are not insured or otherwise protected. Should any of these institutions holding the Company’s cash become insolvent, or if the Company unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. As of March 31, 2008, substantially all of the Company’s cash and cash equivalents were managed by financial institutions.

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

11   SUBSEQUENT EVENT

In April 2008 the Company received an equity investment in the amount of $18,000,000 from American Oriental Bioengineering Inc, and simultaneously the Company paid 80 million RMB (approximately $11,000,000) and issued 8 million shares of the Company’s common stock to acquire a 100% interest in Shijiazhuang Le Ren Tang Pharmaceutical Ltd. (“LRT”), a pharmaceutical company organized under the laws of the PRC specializing in the manufacture and distribution of modernized Chinese traditional medicines.

On May 1, 2008, the Company completed the acquisition of an additional 35% equity interest in Hebei Aoxing Pharmaceutical Group Company Ltd. from Mr. Zhenjiang Yue, the Chairman and CEO of the Company. The purchase price was 24,500,000 RMB. The purchase price was paid by issuance of a junior subordinated promissory note to Mr. Yue for $3,420,000. The note bears interest at 5% per annum and is due together with accrued interest on December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Outline of Our Business

China Aoxing is a vertically integrated pharmaceutical company that specializes in research, development, manufacturing and marketing of a variety of narcotics and pain management pharmaceutical products in generic and innovative formulations. China Aoxing’s operating subsidiary, Hebei Aoxing, is a corporation organized under the laws of the People's Republic of China.  Since 2002 Hebei Aoxing has been engaged in developing its analgesic products, building its facilities, and obtaining the requisite licenses from the Chinese government.

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

In November 2007, the China SFDA granted the Company and its partner, National Institute of Drug Dependence at Beijing University, an important research and development license of Buprenorphine/Naloxone sublingual combo tablet to treat opioid dependence, a growing social and medical problem in China.   The company is planning to file a clinical trial application to the China SFDA in 2008.

In April 2008, China Aoxing and American Oriental Bioengineering Inc (NYSE: AOB) entered into strategic alliance to jointly commercialize and develop narcotic and pain-management products in China.  Under the terms of the agreement, American Oriental Bioengineering Inc made an investment of $18.0 million in exchange for 30 million shares of newly-issued China Aoxing common stock.   The two companies agreed to collaborate on sales of China Aoxing's current product portfolio as well as commercialization of China Aoxing's narcotic drug development pipeline, which includes Oxycodone and Tilidine. The agreement also provides for joint efforts in the areas of marketing, branding, international product licensing and research and development.

In April 2008, China Aoxing acquired 100% ownership of  Shijiazhuang Le Ren Tang Pharmaceutical Ltd (“LRT”). LRT is a pharmaceutical company organized under the laws of China specializing in the manufacturing and distribution of modernized Chinese traditional medicines, with a strong portfolio of pain management products.  . The purchase price was paid in 80 million RMB (approximately $10.8 million) in cash and 8 million shares of the Company's common stock.

On May 1, 2008, the Company completed the acquisition of an additional 35% equity position in Hebei Aoxing Pharmaceutical Group Company, Ltd., from Mr. Zhenjiang Yue, the Chairman and the CEO of the Company.  The purchase price was 24,500,000 RMB, which equals 35% of the registered capital of RMB, which is 70,000,000 RMB.  Due to the recent depreciation in the value of US currency, the purchase price was greater than the $3.08 million specified in the purchase agreement dated September 4, 2007.  The purchase price was paid by delivery to Mr. Yue of a Junior Subordinated Promissory Note in the principal amount of $3.42 million.    The Junior Subordinated Promissory Note will bear interest at the rate of 5.0% annually.  The principal of $3.42 million and accrued interest will be payable on December 31, 2012.  All payments will be made in U.S. Dollars.

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

Narcotics, also known as opioids, are chemical substances that have a morphine-like action in the body.  They are prescribed when other pain medications and therapies fail to work. Opioids are the strongest pain medicines available and may become addictive if used on a long-term basis.  The global market for opioid therapies exceeds $10 billion (over $6 billion in U.S.) and is continuing to grow due to a combination of demographic factors and proprietary formulations replacing products with expiring patents.  Opioids are used mostly for their analgesic properties to treat severe pain (fentanyl, hydromorphone, methadone, morphine and pethidine), moderate to severe pain (buprenorphine18 and oxycodone) and mild to moderate pain (codeine, dihydrocodeine and dextropropoxyphene), as well as to induce or supplement anaesthesia (fentanyl and fentanyl analogues such as alfentanil and remifentanil). They are also used as cough suppressants (codeine, dihydrocodeine and, to a lesser extent, pholcodine and ethylmorphine), to treat gastrointestinal disorders, mainly diarrhoea (codeine and diphenoxylate), and in the treatment of addiction to opioids (buprenorphine and methadone). Certain analgesic opioids, such as hydrocodone or oxycodone, are compounded in mixtures with non-opiate drugs to provide analgesic action.   These drugs are often used in combination with other medications such as antidepressants, anticonvulsants, and non-narcotic pain relievers.

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

Tilidine is not currently manufactured in China.  As a result, the per capita consumption of Tilidine in China is less than 1% of the average level in other industrialized countries. China Aoxing is currently the only government approved domestic manufacturer for Tilidine capsules and tablets.  In November 2007, the China SFDA granted the Company the designated manufacturer status to produce Tilidine Tablets and Capsules in order to address significant unmet medical needs in cancer pain management in China.  China Aoxing is currently conducting clinical studies in evaluating Tilidine’s efficacy and safety among Chinese patients.

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

Opioid dependence is a chronic, relapsing medical condition that requires long-term treatment and patient support. Current standard maintenance therapies are methadone and buprenorphine, both of which bind to the opioid receptors in the brain.   A combo therapy was developed based on Naloxone, an opioid receptor antagonist, alongside Buprenorphine, which is designed to limit the potential for misuse and potentially lower the street value and the incentive for diversion.  This combo therapy was approved by the US FDA in October 2002, and just became available in the UK in 2007, sold by Reckitt & Benckiser, a Fortune 500 global pharmaceutical company.

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

Products – Cough and Congestion

Hebei Aoxing has also developed a number of products that relieve symptoms of cough and cold.  It is estimated that cold and flu medicines account for approximately USD$625 million in sales annually in China.  The Company intends to capitalize on this opportunity with a safe, effective product that caters to a large and growing market.  The Company expects to receive the government permits to market these products over the next two years:

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

Codeine Phosphate.   China Aoxing is developing an oral solution consisting of Guaifenesin, Pseudoephedrine Hydrochloride and Codeine Phosphate. This drug is an effective opioid cough medicine in Western countries, which just became available in China in 2006. This formulation is widely prescribed in continental Europe and other regions, including major markets like Australia, New Zealand and Canada. It is also available without prescription in combination preparations in limited doses in some countries.

Research and Development

China Aoxing’s  research and development expenses were $277,891 and $ 203,557 respectively during the nine months ended March 31, 2008 and 2007.   During the three months ended March 31, 2008 and 2007, the Company’s research and development expenses were $174,237, and $82,984.  The company conducts its research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

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

In March 2008, the Company set up its national headquarters of sales and marketing in Beijing.  For the foreseeable future, Hebei Aoxing intends to focus its marketing efforts exclusively in China.  Because China is only now developing a domestic supply of bulk analgesics, the market potential is sufficient to fully occupy the Company’s efforts.

Results of Operations

During the three months ended March 31, 2008, the Company reported product revenues of $857,065 from the sales of Naloxone Hydrochloride injectable and Shuanghuanglian Capsules.  The company had the product sales of $561,959 during the three months ended March 31, 2007.  During the nine months ended March 31, 2008 and March 31, 2007, the company reported product revenues of $3,101,236 and $902,818, respectively.

The Company’s largest expense during the three months ended March 31, 2008 was general and administrative expenses in the amount of $1,515,732.  The increase from the $640,053 in general and administration expense incurred in the three months ended March 31, 2007 was primarily attributable to the fact that Hebei Aoxing is now introducing its products to the market, and has ramped up its staffing for that purpose.  In addition, we are now incurring legal, accounting and bookkeeping fees in connection with our new reporting obligations as a public company.  On top of this, China Aoxing is now incurring expenses incidental to its status as a U.S. public company, such as the cost of maintaining a physical presence in the U.S. and expenses related to investor relations.  Finally, the increase of general and administration expenses also reflected the additional cash and equity compensation for senior management,  cost of setting up national headquarters of sales and marketing in Beijing, as well as professional fees and expenses related to the capital financing and LRT acquisition.

We incurred interest expense of $354,083 during the quarter ended March 31, 2008.  At March 31, 2008 we had approximately $14 million in debt, long and short-term, that we incurred to build our facilities and develop our product line.  Until Hebei Aoxing generates revenues from operations or secures capital infusions from investors, we will depend on loans to fund our ongoing development costs, and our interest expense will be high.

In April 2008, the Company received an equity investment in the amount of $18 million from American Oriental Bioengineering Inc, and simultaneously the Company paid 80 million RMB (approximately $11 million) and issued 8 million shares of the Company’s common stock to acquire 100% ownership of LRT.  The company is expected to use the rest of the fund from American Oriental Bioengineering Inc. for R&D expenses, working capital, as well as partial payment of the bank loan of Bank of China.  The Company is currently in active negotiation with Bank of China to refinance its bank loan in the amount of $12,209,251. $7,496,851 was due in December 31, 2007 and $4,712,400 is due on December 31, 2008.

Our net loss for the three months ended March 31, 2008 totaled $2,285,426.  This represents the consolidation of the results realized by our subsidiary, Hebei Aoxing, with the administrative expenses incurred by China Aoxing.  As of March 31, 2008, China Aoxing owned only 60% of the equity in Hebei Aoxing.  Accordingly, only 60% of the retained loss from the operations of Hebei Aoxing affects the equity of our shareholders on a liquidation basis.  Likewise, if in the future Hebei Aoxing produces net income, the effect of that income on the value of our shareholders’ shares would have been reduced by 40%.  It is for that reason that, on May 1 2008, we completed the acquisition from our Chairman, Zhenjiang Yue, of an additional 35% interest in Hebei Aoxing.

Liquidity and Capital Resources

In April 2008, the Company received an investment in the amount of $18 million from American Oriental Bioengineering Inc.  Simultaneously, with this funding, the Company paid 80 million RMB (approximately $10.8 million) and issued 8 million shares of the Company’s common stock to acquire 100% ownership of LRT.  The company is expected to use the rest of the fund from American Oriental Bioengineering Inc. for R&D expenses, working capital, as well as partial payment of the bank loan from Bank of China.   With the consolidation of LRT, the financial objective of the Company is to achieve profitability as soon as possible.

Prior to the investment by American Oriental Bioengineering in April 2008, the Company’s operations had been funded primarily by loans, including loans from stockholders and officers, short term borrowings from a local government, two loans from the Bank of China, and other loans.  American Oriental Bioengineering had made a cash deposit of $3,728,000 prior to March 31, 2008, which swelled our cash position at the end of the quarter.  That deposit is offset by a corresponding current liability, however, since the investment by American Oriental Bioengineering was not completed until mid-April.  Therefore, the balance sheet of China Aoxing and its subsidiaries at March 31, 2008 showed a working capital deficit of $15,190,373.  The greater portion of the deficit was represented by $12,209,251 due to the Bank of China.  The Company is currently in active negotiation with Bank of China to refinance its bank loans.  The loans bear interest at 5.58% per annum, and are collateralized by a first security interest in substantially all of Hebei Aoxing’s assets.  The Company expects, but is not assured, that it will reach an agreement on refinance terms in near future.

Despite the investment by American Oriental Bioengineering Inc. in April, the Company still has a significant working capital deficit.   Since $10.8 million of the funds contributed by American Oriental Bioengineering were used to acquire LRT, the net amount of the American Oriental Bioengineering investment will be sufficient to offset less than half of our working capital deficit.

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

In order to make our operations cost-efficient, it is necessary that we expand our operations.  At March 31, 2008 we had a working capital deficit of $15,190,373.  The investment of $18 million by American Oriental Bioengineering Inc.  in April 2008 significantly improved the liquidity of our Company, but still left us in a negative working capital position, as $11 million of those funds were immediately used for a capital acquisition.  Therefore,  the Company still needs sufficient capital in order to execute our business plan.  If we are unable to obtain the necessary capital, our entry into the Chinese pharmaceutical market will be hindered.

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

We may be subject to the People’s Republic of China’s price control of drugs which may limit our profitability and even cause us to stop manufacturing certain products.

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

China Aoxing at the present time has fewer than 500 shareholders and only a small number of market makers.  As a result, our stock trades only occasionally and the market price for our common stock is volatile, at times moving over 30% in one day.  Unless and until the market for our common stock grows and stabilizes, the common shares you purchase will remain illiquid.  A shareholder in China Aoxing who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, he will be unable to find a buyer or the market price may be much less than the price he would consider to be fair.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Aoxing in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Aoxing is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Aoxing’s system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

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

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

During the fiscal quarter that ended on March 31, 2008, the Company sold to one investor a Senior 8% Convertible Debenture in the principal amount of $25,000.  The Debenture was sold at par.  The sale of the Debenture was exempt from the registration requirements of the Securities Act pursuant to Section 4(6) of the Act, because  the investor was an Accredited Investor and there was no advertising or public solicitation performed in connection with the offering.  The sale of the shares was also exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission, since the sale satisfied all of the conditions specified in SEC Rules 501 and 502 and  the investors had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of the investment.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd  quarter of fiscal 2008.

Item 3. Defaults upon Senior Securities

Hebei Aoxing Pharmaceutical Group, Inc., the operating subsidiary of China Aoxing, is in default of its bank loan from Bank of China in the amount of $7,496,851, which was due as of December 31, 2007.   Hebei Aoxing is in active discussions with the Bank of China regarding the loan, and expects, but is not assured, that it will reach agreement on refinancing terms in near term.

Item 6. Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA AOXING PHARMACEUTICAL COMPANY, INC.

Date: May 15, 2008	By:	/s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
and Chief Financial Officer