Form 10KSB
period 2008-06-30
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2008-10-14
CIK 1060426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2008.

    OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES          EXCHANGE ACT OF 1934.

    Commission File No. 0-24185

CHINA AOXING PHARMACEUTICAL COMPANY, INC.
(Name of Small Business Issuer in its Charter)

Florida	65-0636168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

40 Wall Street, 28th Fl, New York, NY 10005
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 646-512-5662

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes           No_X_

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                                            No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes           No    X

State the issuer’s revenues for its most recent fiscal year: $ 7,066,053.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of October 13, 2008 was $30,075,469.

As of October 13, 2008 the number of shares outstanding of the Registrant’s common stock was 81,385,118 shares, $.001 par value.

Transitional Small Business Disclosure Format:    Yes____     No   X

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

PART 1

Item 1.  Business

Reverse Merger and Acquisitions (2006 – 2008)

China Aoxing Pharmaceutical (“China Aoxing” or the “Company”) was incorporated in the State of Florida on January 23, 1996 under the name “Central American Equities Corp.”  Until mid-2006, the Company was engaged in the business of owning and operating hotels and restaurants and real property in Costa Rica.  On July 31, 2006, the Company’s hotel assets were sold to the individuals who were the Company’s Board of Directors until April 18, 2006.

On April 18, 2006, Ostar Pharmaceutical, Inc., a Delaware corporation, was merged into a wholly-owned subsidiary of Central American Equities Corp.  Ostar Pharmaceutical owned 60% of Hebei Aoxing Pharmaceutical Group Co. Ltd  (“Hebei Aoxing”), which is organized under the laws of The People’s Republic of China.  As a result of the merger, the former stockholders of Ostar Pharmaceutical became owners of a majority of the voting power of the Company, and the Company became the owner of a 60% interest in Hebei Aoxing.  On July 6, 2006, the Company changed its name to “China Aoxing Pharmaceutical Company, Inc.” to better reflect the nature of its business.

On May 1, 2008 China Aoxing completed the acquisition of an additional 35% interest in Hebei Aoxing from its Chairman and Chief Executive Officer, Mr. Zhenjiang Yue.  As a result of the acquisition, China Aoxing owns 95% of Hebei Aoxing, and the remaining 5% of Hebei Aoxing is owned by our Chairman, Zhenjiang Yue, and his family.

On April 15, 2008 China Aoxing entered into a Joint Strategic Alliance and Securities Purchase Agreement with American Oriental Bioengineering, Inc. (“AOB”).  The agreement provides that China Aoxing and AOB will cooperate in the development and marketing of several narcotic drugs.  The agreement also provided for the sale to AOB by China Aoxing of 30 million shares of its common stock.

On April 16, 2008, Hebei Aoxing completed the acquisition of 100% of the registered capital of Shijiazhuang Lerentang Pharmaceutical Company Limited (“LRT”).  LRT is engaged in the manufacture and distribution of Chinese traditional medicines within China.  In exchange for transfer of ownership of LRT to Hebei Aoxing, China Aoxing paid to the shareholders of LRT 80 million RMB (approximately $10.8 million) and issued 8 million shares of common stock.

Current Business

We are a leading a vertically integrated pharmaceutical company specializing in research, development, manufacturing and marketing of a broad range of narcotics and pain management pharmaceutical products. Our broad product line is comprised of prescription and over-the-counter pharmaceutical products.  Our pharmaceutical products have been approved by the Chinese State Food and Drug Administration, or SFDA, based on demonstrated safety and efficacy. We sell our products primarily to hospitals, clinics, pharmacies and retail in most of the provinces of China, including rural areas and major cities.

According to a recent ISI Emerging Markets report, the pharmaceutical industry in China was approximately $27.7 billion in 2005 and China is forecast to become the world’s fifth largest pharmaceutical market by 2010. This growth is being driven by several factors, including improving standards of living，an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System, as well as the increase in government spending on public health care. The Chinese government pledged $4 billion for healthcare spending in 2007, an 81% increase from the $2.2 billion in 2006.

Currently, the pharmaceutical market in China is highly fragmented. We believe there are over 3,000 small enterprises currently engaged in the development, manufacture and sale of pharmaceutical products, and we expect significant consolidation of pharmaceutical business, products and technologies in China in near future.  However, based on recent statistics provided by the China SFDA, there are only 13 pharmaceutical companies designated by the China SFDA as the narcotic drug producers in China.

Each of our pharmaceutical products has certain medicinal functions and has demonstrated safety and efficacy in accordance with the China SFDA requirements for the treatment of at least one or more therapeutic indications.  Our products are produced in various formulations, such as injection, tablets, capsules, oral solution and powders.  We own and operate two manufacturing facilities in China dedicated to the manufacture of our products. Each facility is GMP certified, fully integrated with manufacturing support systems including quality assurance, quality control and regulatory compliance. We have developed our own independent quality control systems in accordance with SFDA regulations. Our quality assurance team devotes significant attention to quality control for designing, manufacturing and testing our products, and is also responsible for ensuring that we are in compliance with all applicable national and local regulations and standards, as well as our internal policies. Our senior management team is also actively involved in setting quality assurance policies and managing internal and external quality performance. These support systems enable us to maintain high standards of quality for our products and deliver reliable products to our customers on a timely basis.

In November 2006, Hebei Aoxing received GMP certification for its Naloxone raw materials workshop from the China SFDA.  Hebei Aoxing started the production of the Naloxone raw materials in December 2006.  In January, 2007 the SFDA granted Hebei Aoxing the final GMP certificate (H4107) for small volume injectables, which was a significant milestone in our history.  In February 2007, Hebei Aoxing initiated the product launch of Naloxone Hydrochloride injectable in the Chinese market.  Currently Hebei Aoxing is authorize by the SFDA to manufacture Naloxone Hydrochloride injectable in four dosage strengths:  0.4mg (1ml), 1mg (1ml), 2mg (2ml) and 4mg (10ml).

In April 2007,   Hebei Aoxing received clearance from the China SFDA for the clinical study of Tilidine Hydrochloride tablets and capsules for the treatment of moderate to severe pain associated with cancer and surgery, as well as other forms of pain.  The Tilidine tablets and capsules drug are not currently available in China.  To the best of our knowledge, Hebei Aoxing is currently the only authorized domestic manufacturer to develop Tilidine tablets and capsules.  In Hebei Aoxing is currently conducting a clinical study, which will include approximately four hundred patients through several health centers in China.  The purpose of the study will be to confirm Tilidine's efficacy and safety in reducing pain levels for Chinese patients.

In June 2007, Hebei Aoxing received formal approval from the SFDA for the clinical study of Codeine Phosphate Compound Medicine for cold and flu treatment (SFDA Certificate 2007LO1280).  While Codeine Phosphate is widely used and considered effective in cold and flu treatment in Western countries, it just became available in China in 2006.  To the best of our knowledge, Hebei Aoxing is one of only two drug makers developing this medicine in China. The company is conducting clinical studies of the Codeine Phosphate Compound Medicine to test efficacy and safety in China. The clinical study is a multi-center randomized, double-blind, controlled trial, involving approximately 300 patients in China.

In November 2007, Hebei Aoxing was granted by the China SFDA the designated manufacturer status to produce Tilidine tablet and capsules, a highly regulated narcotic drug, in order to address significant unmet medical needs in cancer pain management in China.  Currently the Company is conducting multi-center clinical studies to evaluate the clinical efficacy and safety of Tilidine product among Chinese patients. Cancer has become a leading cause of death in China, estimated at 1.5 million victims per year. The number of victims is soaring especially in rural and western China.   The Chinese government and medical community are fully aware that China is woefully behind the rest of world in cancer pain treatment.

Also in November 2007, the China SFDA granted Hebei Aoxing and its partner, the National Institute of Drug Dependence at Beijing University, an important research and development license of Buprenorphine/Naloxone sublingual combo tablet to treat opioid dependence.   This project has been a joint effort of scientists from our Company and Beijing University since April 2005. This new combo therapy is expressly designed to combine the proven effectiveness and tolerability of buprenorphine with a lower potential for misuse, underlining our commitment to this therapy area.  There is much peer-reviewed evidence of superior efficacy and safety profile for this therapy.  Opioid dependence has become a seriously medical and social challenge in China.  As of 2006, there were approximately 1.2 million registered individuals addicted to opioids in China.   This figure is estimated to grow at 10% per year while the number of un-registered drug addicts could be significantly higher.

In December 2007, the China SFDA granted Hebei Aoxing the designated manufacturer status to produce the active pharmaceutical ingredient (API) in Pholcodine.  Pholcodine is an effective opiate cough suppressant, listed as one of thirteen narcotic drugs highly regulated and closely monitored by the SFDA.  Currently the China SFDA is reviewing the Hebei Aoxing’s application for a drug production license for the finished dose of Pholcodine cough syrup in the treatment of cough and related respiratory problems.  Pholcodine is a modified opiate cough suppressant that acts primarily on the central nervous system (CNS) causing depression of the cough symptom. It also has a mild sedative effect, but it has little or no analgesic action.  In China it is relatively new treatment to address the growing demand of 14 million patients and $300-400MM USD market for cough treatment.

Products – Narcotics and Pain Management

Global consumption of narcotic analgesics for the treatment of moderate to severe pain increased by more than two and one half times during the past decade.  However, the increase in consumption occurred mainly in countries in Europe and North America.   Narcotics, also known as opioids, are chemical substances that have a morphine-like action in the body.  They are prescribed when other pain medications and therapies fail to work. Opioids are used mostly for their analgesic properties to treat severe pain (fentanyl, hydromorphone, methadone, morphine and pethidine), moderate to severe pain (buprenorphine18 and oxycodone) and mild to moderate pain (codeine, dihydrocodeine and dextropropoxyphene), as well as to induce or supplement anaesthesia (fentanyl and fentanyl analogues such as alfentanil and remifentanil). They are also used as cough suppressants (codeine, dihydrocodeine and, to a lesser extent, pholcodine and ethylmorphine), to treat gastrointestinal disorders, mainly diarrhoea (codeine and diphenoxylate), and in the treatment of addiction to opioids (buprenorphine and methadone). Certain analgesic opioids, such as hydrocodone or oxycodone, are compounded in mixtures with non-opiate drugs to provide analgesic action (analgesic-antipyretic preparations).  These drugs are often used in combination with other medications such as antidepressants, anticonvulsants, and non-narcotic pain relievers.  Opioids are the strongest pain medicines available and may become addictive if used on a long-term basis.

Scientific research suggests that opioids relieve pain in two ways. First, they attach to opioid receptors, which are specific proteins on the surface of cells in the brain, spinal cord and gastrointestinal tract. These drugs interfere and stop the transmission of pain messages to the brain. Second, they work in the brain to alter the sensation of pain. These drugs do not take the pain away, but they do reduce and alter the patient’s perception of the pain.  There are four broad classes of narcotics, (1) endogenous opioid peptides (opioids produced naturally in the body); (2) opiates, such as the naturally occurring alkaloids, morphine, codeine, thebaine, papaverine, and the non-alkaloid heroin (processed morphine);  (3) semi-synthetic opioids, created from the natural opioids, such as hydromorphone, hydrocodone, and oxycodone; and  (4) fully synthetic opioids, such as fentanyl, pethidine, methadone, and propoxyphene.

Opioid drugs have been associated with illicit drug abuse and drug related crime since the onset of their medical use. The United Nations and its member States coordinate this matter through the International drug control conventions.  Over 95 per cent of the Member States of the United Nations are now parties to the international drug control conventions, or the “Single Convention on Narcotic Drugs, 1961,” organized by International Narcotics Control Board (“INCB”). The conventions contain the basic legal structure, obligations, tools and guidance that are needed for all States to achieve the main aims of the international drug control system: controlled universal availability of narcotic drugs and psychotropic substances for medical and scientific purposes only; prevention of drug abuse, drug trafficking and other forms of drug-related crime; and the undertaking of effective remedial action when prevention does not fully succeed. As such, the conventions constitute the world’s agreed proportionate response to the global problems of illicit drug abuse and trafficking and the world’s agreed legal framework for international drug control.  China entered the “Single Convention on Narcotic Drugs, 1961” in 1985, which resulted in the gradual loosening of government policy toward the control of analgesic supplies.

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

Naloxone Series.  As an opioid antagonist, Naloxone has curative effects for pain, shock, alcoholism, and cerebral infarction, widely applied in clinical treatment.  Naloxone or Naloxone Hydrochloride is recommended by the WHO (World Health Organization) to treat acute alcoholism and acute poisoning of opiod and non-opioid drugs. The Company’s application for a license to develop facilities to manufacture Naloxone was approved by China’s SFDA in January 2005 followed by the final production approval of the Naloxone injectable.  We introduced the product to the market in February 2007.

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

Global consumption has also risen steadily, reflecting the increased use of controlled-release preparations containing Oxycodone for the treatment of moderate to severe pain. In 2005 global consumption reached the highest level ever recorded, 42.3 tons, mainly as a result of increased consumption in the United States, which continued to be the largest consumer of Oxycodone, accounting for 80 per cent of the world total in 2006. Other major consumer countries in 2005 (all reporting increased consumption) were Canada (3 tons), Germany (1.6 tons), Australia (774 kg) and the United Kingdom (501 kg), together accounting for 14 percent of global consumption. Consumption of Oxycodone has spread to more than 50 other countries, including developing countries.

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

Tilidine is not currently manufactured in China.  As a result, the per capita consumption of Tilidine in China is less than 1% of the average level in other industrialized countries. China Aoxing is currently the only government approved domestic manufacturer to conducting clinical trails in order to bring Tilidine capsules and tablets into China market.  ,.

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

Products – Cough and Congestion

Hebei Aoxing has also developed a number of products that relieve symptoms of cough and cold.  It is estimated that cold and flu medicines account for approximately over USD$600 million in sales annually in China.  The Company intends to capitalize on this opportunity with a safe, effective product that caters to a large and growing market.  The Company expects to receive the government permit to market these products in 2009:

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

Research and Development

Hebei Aoxing has spend $1,113,714 on research and development from inception (January 20, 2002) to June 30, 2008.  Its research and development expenses were $700,202 and $270,720 respectively during fiscal 2008 and 2007.  The company conducts its research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

The Market

Global consumption of opioid analgesics for the treatment of moderate to severe pain (expressed in defined daily doses for statistical purposes) increased by more than two and one half times during the past decade. However, the increase in consumption occurred mainly in countries in Europe and North America. In 2006, for example, countries in those two regions together accounted for almost 96 per cent of global consumption of fentanyl, 89 per cent of global consumption of morphine and 97 per cent of global consumption of oxycodone.  In 2006, the United States accounted for 99 per cent of global consumption of hydrocodone and 80 per cent of global consumption of oxycodone. In the United States, the consumption of hydrocodone increased by 70 per cent and the consumption of oxycodone by 55 per cent during the past five years. Global consumption of methadone has increased more than three times over the past decade. Methadone is used in several countries for the treatment of pain, but the sharp upward trend in its consumption is mainly attributable to its growing use in maintenance treatment related to opioid dependency. In 2006, the countries using the largest quantities of methadone were (in descending order) the United States, Spain, Germany, the United Kingdom of Great Britain and Northern Ireland, Italy, the Islamic Republic of Iran and Canada; those countries together accounted for 83 per cent of global consumption.

The low levels of consumption of opioid analgesics for the treatment of pain in many countries, in particular in developing countries, continue to be a matter of serious concern.  China entered the “Single Convention on Narcotic Drugs, 1961” in 1985, which resulted in the gradual loosening of government policy toward the control of analgesic supplies.  Before 2000, the average consumption of analgesics in China was less than 1% of the consumption in industrialized countries. There were only six varieties of analgesics available in production.  By 2005, Chinese government had approved the production of 11 varieties of analgesics.  In the near future, patients in China will find 30 varieties and over 80 specifications of different types of analgesics.

For the foreseeable future, Hebei Aoxing intends to focus its marketing efforts exclusively in China.  Because China is only now developing a domestic supply of bulk analgesics, the market potential is sufficient to fully occupy the Company’s efforts.

Employees

The Company currently has 465 employees. There are 40 employees in middle and senior management team, all having college degrees; 22 employees in the R&D department, among whom 10 employees have Master’s degrees. There are 230 workers at the production line and over half of them have at least a high school diploma.

Item 2.  Properties

The Company’s facilities are located in Xinle City, Shijiazhuang, Hebei province, about 143 miles from Beijing.   We have land use rights that are granted and allocated to us by the People’s Republic of China (“PRC”) government to the land on which our manufacturing facilities are located. According to Chinese law, the government owns all the land in China and companies or individuals are authorized to use the land only through land use rights granted or allocated by, or leased from, the PRC government.

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

The executive and production facilities of Hebei Aoxing are located at No. 1 Industry District, Xinle City, Hebei Province, China 050700.  China Aoxing maintains its U.S. office at 40 Wall Street, 28 FL, New York, NY 10005.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the trading symbol “CAXG.”   Set forth below are the high and low bid prices for each quarter  in our past two fiscal years.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid
Quarter Ending	High	Low

September 30, 2006	$6.00	$3.80
December 31, 2006	$5.60	$2.50
March 31, 2007	$4.41	$1.25
June 30, 2007	$4.10	$2.71

September 30, 2007	$2.90	$2.10
December 31, 2007	$3.55	$2.00
March 31, 2008	$2.95	$1.00
June 30, 2008	$2.50	$.60

(b) Shareholders

Our shareholders list contains the names of 415 registered stockholders of record of the Company’s Common Stock as of September 28, 2008.

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

On April 15, 2008, the Company issued 8,000,000 shares of common stock to the owners  of the registered capital of Shijiazhuang Lerentang Pharmaceutical Company Limited (“LRT”).  LRT is engaged in the manufacture and distribution of Chinese traditional medicines within China.   The shares were issued in partial consideration for transfer of the registered capital of LRT.   The sale was exempt from the registration requirements of the Securities Act pursuant to Section 4(6) of the Act, because each of the investors was an Accredited Investor and there was no advertising or public solicitation performed in connection with the offering.  The sale of the shares was also exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission, since the sale satisfied all of the conditions specified in SEC Rules 501 and 502 and each of the investors had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of the investment.  There was no underwriter in connection with the sale.

On April 15, 2008, the Company issued 30,000,000 shares of common stock to American Oriental Bioengineering, Inc. The shares were issued in connection with the execution of a Joint Strategic Alliance Agreement.  The purchase price for the shares was $18,000,000 cash.  The sale was exempt from the registration requirements of the Securities Act pursuant to Section 4(6) of the Act, because the investor was an Accredited Investor and there was no advertising or public solicitation performed in connection with the offering.  The sale of the shares was also exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission, since the sale satisfied all of the conditions specified in SEC Rules 501 and 502 and the investor had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of the investment.  There was no underwriter in connection with the sale.

As of September 19, 2008, the following securities of the Company were outstanding:

Common Stock:  81,385,118 shares

Series A Warrants to purchase 1,058,000 Warrants at $2.50 per share
Series B Warrants to purchase 1,058,000 Warrants at $3.50 per share
Series C Warrants to purchase 1,058,000 Warrants at $4.50 per share
Series D Warrants to purchase 1,058,000 Warrants at $5.50 per share

10% Debentures $75,000 principal amount (convertible into 105,263 common shares, based on the market price on September 19, 2008), as of October 14, 2008, automatically converted to common stock.

8% Debentures $1,173,000 in principal amount, due May 1, 2010 (convertible into 234,600 common shares, based on the market price on September 19, 2008)

Other Warrants: 105,800 Warrants, each exercisable at $2.00, to purchase one 10% Convertible Debenture in the principal amount of $2.00 and one Series A, B, C and D Warrant.  If the primary Warrants and the underlying Warrants were exercised and the underlying 10% Debenture were converted at the market price of $0.95, a total of 548,593 common shares would be issued.

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2008.

Item 6.  Management’s Discussion and Analysis

Results of Operations

Revenues for the year ended June 30, 2008 were $7,065,015, as compared to the revenues of $1,938,639 during the fiscal year ended June 30, 2007.   The increase by 264% as compared to the year 2007 is primarily due to the following two factors, (1) the organic growth of existing products from $1,938,639 in 2007 to $4,320,990 in 2008, representing a growth of 123%,  driven by our increased marketing efforts, improved brand recognition and effective pricing strategy as well as expanding coverage to the previously unaddressed market; and (2) the contribution of $2,744,025 from our newly acquired LRT  to our revenues for the year ended June 30, 2008.  LRT became our subsidiary on April 16, 2008.  Among the revenue contributors were Naloxone Hydrochloride injectable, Shunagnhuangliang Capsules, Zhongtongan, as well as other prescription and over-the-counter drugs.

Cost of goods sold was $3,834,982 for the year ended June 30, 2008, increased by 269% as compared to $1,038,563 for the year ended June 30, 2007.  The increase is attributed to our increase in sales.  Expressed as a percentage of revenues, cost of goods sold was 54.28% for the year 2008, compared to 53.57% for the year 2007, reflecting stable sourcing efficiencies and operation efficiencies.

Gross profit increased by $2,329,957, or 259%, for the year ended June 30, 2008 over the year ended June 30, 2007. This increase reflected higher net sales as well as well controlled operating efficiencies in our business.

Research and development expenses increased from $270,720 in 2007 to $700,202 in 2008, a 159% increase, primarily due to our increased investment in clinical development as several pipeline products entered clinical trials in 2008, including Tilidine, Codeine phosphate and other programs.

General and administrative expenses increased from $1,204,031 in 2007 to $4,001,282 in 2008, a 232% increase, as a result of our business expansion in all segments.  The company current employs 465 employees, vs. 180 in 2007, as a result of the acquisition of LRT as well as establishing sales and marketing office in Beijing.  The company spent $2,071,577 in the form of cash and company equity on payroll and compensation in 2008.  .  The Company expects the hiring to be incremental and at a slower pace over the next two years. As a publicly traded company, the Company also incurred office renting and overhead expenses at its US-based office since 2007.   The professional fees remained at a similar level, $570,489 in 2008 vs. $597,285 in 2007, including legal, accounting, financing, investor relationship, and other services.

Trip and traveling expenses increased from $56,027 in 2007 to $132,858 in 2008, a 137% increase. Business entertainment expenses increased from $27,209 in 2007 to $51,043 in 2008, due primarily to additional business activities in product development and collaborations in 2008.   For similar reasons, we saw the increase of vehicle and utilities expenses increased from $29,767 in 2007 to $243,570 in 2008.

Selling expenses in the amount of $1,449,909 in 2008 were mainly due to the increasing sales and marketing effort after the acquisition of LRT, including the expenses in the establishment of new sales and marketing headquarters in Beijing, increasing promotional materials and fees, payroll, shipping, sales conference, traveling, office supplies and others. We expect the sales and marketing expense to increase as additional products are expected to be approved by the China SFDA and get into the market over the next two years.

Depreciation and amortization expense increased from $555,998 in 2007 to $657,666 in 2008, or an increase of 18%, due to the integration and consolidation of fixed assets of LRT. LRT was not our subsidiary in 2007.

The company incurred interest expenses in the amount of $2,514,840 in 2008, primarily due to the following factors: (1) the accrued interest payment of $1,428,840 on the short-term and long-term loans in 2008, as compared to $940,006 in 2007, and (2) the amortization of deferred interest expenses in the amount of $1,860,000 based on the fair valuation of embedded derivatives of warrants and conversion features associated with the 10% and 8% convertible debentures issued from September 2006 to May 2008 according to the US GAAP accounting rules.

At June 30, 2008 we had approximately $15 million in debt, long and short-term, mainly from the Bank of China loan in the amount of $7,545,239m with various rate and a junior subordinated promissory note in the amount of RMB 24,000,000 (approximately $3.50m USD), due on December 31, 2011, to pay to Zhenjiang Yue, our Chairman and CEO.    The Bank of China loan has been restructured and extended toward December 31, 2009.

The loss from our operational subsidiaries was $3,578,966 in 2008 as compared to the loss of $1,407,486 in 2007, or an increase of 154%, primary due to the increasing expenditure associated with our business expansion while our sales and marketing efforts of existing product haven’t delivered sufficient cash to cover the expenditure.  This trend is very likely to continue for foreseeable future before our products receive the production approval by the China SFDA and gain reasonable scale in the market place.

Liquidity and Capital Resources

Cash

Our cash balance at June 30, 2008 was $1,565,513, similar to the balance of $1,511,127 at June 30, 2007.

On April 15, 2008, the Company issued 30,000,000 shares of common stock to American Oriental Bioengineering, Inc.(“AOB”). The shares were issued in connection with the execution of a Joint Strategic Alliance Agreement.  The purchase price for the shares was $18,000,000 cash.  The cash was used for the acquisition of LRT (approximately $10.8 million for the cash portion) , research and development activities, sales and marketing of our products, other general corporate purposes and to service our indebtedness.

On May 26, 2008, China Aoxing issued to AOB, in consideration of a loan, a Convertible Term Note dated May 26, 2008 in the principal amount of 30 million RMB (approximately $4.4 U.S Dollars).  The maturity date of the Note is May 26, 2009.  The Note bears interest at 8% per annum, payable quarterly.  China Aoxing has the option to make payments due under the Note in cash or in common stock at price of $1.35 per share. The proceeds mainly serviced our indebtedness with Bank of China.  China Aoxing received 12 million RMB as of June 30, 2008.

The capital injection over the last  twelve months greatly improved the liquidity of the company as the company is still at the emerging development stage of its pharmaceutical products.  It is possible that the company could explore various alternatives to improve our financial position and secure sources of financing.  Among the possibilities being explored are new credit facilities, new equity raise, new arrangements to license intellectual property, and a sale of selected property rights.  At the present time we have no commitment from any source for additional funds.

Cash Flow

Cash flows from operations during fiscal year ended June 30, 2008 amounted to ($982,947), representing small improvement by 7.5% compared with cash flows from operations of ($1,062,573) in the same period of 2007.  It  was also due in part to the changes of accounts receivable by $525,085 and accounts payable  by $1,627,658.
.

Our cash flows used in investing activities amounted to $17,135,612 in 2008. During that period, we paid $12,232,123 and $3.42m to acquire 100% equity ownership of LRT and 35% of equity ownership of Hebei Aoxing.   We also paid $1,483,489 for purchases of plant and equipment.

Our cash flows from financing activities amounted to $18,420,673 in 2008. During that period, we repaid $4,895,950 bank loans and raised $17,100,000 net of expenses from sales of common stock to AOB.

Working Capital

While recent financings significantly improved our overall capital structure, our working capital remains in a deficit condition.  Our working capital decreased by $3,579,826 to a deficit of $13,222,359 at June 30, 2008 as compared to a deficit of 9,642,533 at June 30, 2007.   This change was primarily due to the following factors: (1) we used some of the cash to service our long-term indebtedness, (2) additional short term borrowing to support daily operation; (3) reclassification of the loan from Bank of China to current liability in 2008.

We haven’t generated sufficient cash from our cash flow through operations yet to support and improve our working capital in 2008, and this trend could remain for foreseeable future.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2008, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  That was the determination made, based on principles set forth in Note 3 to the Consolidated Financial Statements, that the book value of our property and equipment has not suffered any impairment.  We made that determination because we expect that the net revenue from our operations will, over the expected useful life of our property and equipment, exceed the book value of our property and equipment.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2008.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. This Statement requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective as of the beginning of the Company’s first fiscal year beginning on or after December 15, 2008. The Company does not expect application of SFAS No. 141 (R) to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement clarifies that a noncontrolling interest in a subsidiary should be reported as equity in consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective as of the beginning of the Company’s first fiscal year that begins on or after December 15, 2008. The Company does not expect application of SFAS No. 160 to have a material effect on its financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Risk Factors That May Affect Future Results

Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in the shares of our common stock.  You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the market value of our common stock to decline, and you could lose all or part of your investment.

Our sales revenue remains small and mainly derived from a few products and a disruption in, or a compromise of, our manufacturing or sales operations, or distribution channels related to any of these products could materially and adversely affect our financial condition and results of operations.

We started to book our product revenues in late 2006, and only reached a small size of sales in the amount of $7,066,053 for the year ended June 30, 2008, mainly derived from a few products approved by the China SFDA.  We expect that these products will continue to account for a majority of our sales in the near future. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

    We lack sufficient capital to fully carry out our business plan.

In order to make our operations cost-efficient, it is necessary that we expand our operations.  At the present time, however, our capital resources are sparse.  At June 30, 2008 we had $5,253,727 in current assets, compared to $18,476,086 in current liabilities.  We are exploring various alternatives to improve our financial position and secure other sources of financing.  Such possibilities include a new credit facility, new equity raise, new arrangements to license intellectual property, the sales of selected property rights.

Intense competition from existing and new companies may adversely affect our revenues and profitability.

We compete with other companies, many of whom are developing, or can be expected to develop, products similar to ours. Some of our competitors are more established than we are, have greater brand recognition of products that compete with ours, have more financial, technical, marketing and other resources than we presently possess and a larger customer base.

These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers or adopt more aggressive pricing policies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are less expensive or have more attractive product characteristics than our current products or products that we may develop in the future. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

Most of our pipeline products contain narcotic ingredients. As a result of reports of misuse or abuse of prescription narcotics, the sale of such drugs may be subject to new regulation, which may prove difficult or expensive to comply with, and we and other pharmaceutical companies may face lawsuits.

Most of our core pipeline products contain narcotic ingredients. Misuse or abuse of such drugs can lead to physical or other harm. For example, in the past two years, reportedly widespread misuse or abuse of OxyContin®, a product of Purdue Pharma L.P., or Purdue, containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling. In addition, we believe that Purdue, the manufacturer of OxyContin®, faces or did face numerous lawsuits, including class action lawsuits, related to OxyContin® misuse or abuse. We may be subject to litigation similar to the OxyContin® suits related to our generic version of oxycodone or any other narcotic containing product that we market.

The China SFDA and Department of Health may impose new regulations concerning the manufacture, storage, transportation and sale of prescription narcotics. Such regulations may include new labeling requirements, the development and implementation of formal risk minimization action plans, restrictions on prescription and sale of these products.  The Chinese government and its agencies could require companies to formulate risk evaluation and mitigation strategies to ensure a drug’s benefits outweigh its risks.  In addition, the government and its agencies have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. In either case, any such new regulations or requirements may be difficult and expensive for us to comply with, may delay our introduction of new products, may adversely affect our net sales and may have a material adverse effect on our business, results of operations and financial condition.

We depend on our key management personnel and the loss of their services could adversely affect our business.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We place substantial reliance upon the efforts and abilities of our executive officers. The loss of services of any of these individuals or one or more other members of our senior management could delay or prevent the successful execution of our business objectives and could have a material adverse effect on our operations.

Replacing key employees may be difficult and costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop and commercialize products successfully. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The Company has entered into Employment Agreements with these individuals. We will need to hire additional personnel as we expand our commercial activities. We may not be able to attract or retain qualified management on acceptable terms in the future due to the intense competition for qualified personnel in our industry. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede these objectives.

We cannot assure you that we will be able to complete acquisitions or successfully integrate new businesses into our own.

We intend to pursue opportunities to grow our business by acquiring businesses, products and technologies that are complementary or related to our existing product lines. Successful completion of an acquisition depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate. If we do identify an appropriate acquisition candidate, we may face competition from other companies interested in acquiring the target company that have greater financial and other resources than we have. Acquisitions of businesses, products, technologies or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership.

Even if we complete one or more strategic transactions, we may be unable to integrate or coordinate successfully the personnel and operations of a business. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may incur non-recurring severance expenses, restructuring charges and change of control payments and may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.

In addition to the above, acquisitions in China, including of state owned businesses, will be required to comply with laws of the PRC, to the extent applicable. There can be no assurance that any proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals to the extent required, which may be necessary to consummate such acquisitions.

We may face difficulties in implementing our growth strategy.

Many obstacles to entering new markets exist, such as the costs associated with entering new markets, recruiting and retaining adequate numbers of effective sales and marketing personnel, developing and implementing effective marketing efforts abroad, establishing and maintaining the appropriate regulatory compliance and maintaining attractive foreign exchange ratios. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. Our business plan and growth strategy is based on currently prevailing circumstances and the assumption that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. We cannot, therefore, assure you that we will be able to successfully overcome such difficulties and continue to grow our business.

If we fail to manage our growth and current operations, we may not achieve future growth or our expected revenues.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. To this end, we are and expect to continue to substantially increase our employee headcount which will place a significant strain on our management and on our operational, accounting, and information systems. Our need to manage our operations and growth effectively requires us to continue to expend funds to improve our financial controls, operating procedures, management information systems, reporting systems and procedures to manage our increased operations. If we are unable to implement improvements to our management information and control systems successfully in an efficient or timely manner, or if we encounter deficiencies in our existing systems and controls, then management may receive inadequate information to manage our day-to-day operations. We will also need to effectively train, motivate and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

We may have difficulty defending our intellectual property rights from infringement which may undermine our competitive position.

We have been designing and developing new technology. We rely on a combination of patents, trade secret laws, and restrictions on disclosure to protect our intellectual property rights. Unauthorized use of our technology could damage our ability to compete effectively.  We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality agreements to protect our proprietary rights. Certain of our products have received trademark and patent protection in China. No assurance can be given that such patents and licenses will not be challenged, invalidated, infringed or circumvented, or that such intellectual property rights will provide a competitive advantage to us. Our trade secrets may otherwise become known or be independently discovered by our competitors. Policing the unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. The outcome of such potential litigation may not be in our favor and any success in litigation may not be able to adequately protect our rights. Such litigation may be costly and divert management attention away from our business. An adverse determination in any such litigation would impair our intellectual property rights and may harm our business, prospects and reputation. Enforcement of judgments in China is uncertain and even if we are successful in such litigation it may not provide us with an effective remedy. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that we will be able to obtain licenses from third-parties that we may need to conduct our business or that such licenses can be obtained at a reasonable cost.

In addition, third parties may file infringement claims against us asserting that we are infringing on their patents or trademarks. In the event that such claims are filed, regardless of the merit of such a claim, we may incur substantial costs and diversion of management as a result of our involvement in such proceedings.

We currently sell our products in China. China will remain our primary market for the foreseeable future. If we expand into additional countries, our risk of intellectual property infringement may be heightened. Laws and enforcement mechanisms in other countries may not protect proprietary rights to the same extent as China.  The measures we take to protect our proprietary rights may be inadequate, and we cannot give you any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own or copy our products.

We are dependent on third parties to supply all raw materials used in our products and to provide services for certain core aspects of our business. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties to supply all raw materials used in our products. In addition, we rely on third party suppliers, distributors and collaboration partners to provide services for certain core aspects of our business, including manufacturing, warehousing, distribution, customer service support, medical affairs services, clinical studies, sales and other technical and financial services. All third party suppliers and contractors are subject to the China SFDA, and government agency requirements. Our business and financial viability are dependent on the regulatory compliance of these third parties, and on the strength, validity and terms of our various contracts with these third party manufacturers, distributors and collaboration partners. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon third parties to provide us with various estimates as a basis for our financial reporting. While we undertake certain procedures to review the reasonability of this information, we cannot obtain absolute assurance over the accounting methods and controls over the information provided to us by third parties. As a result we are at risk of them providing us with erroneous data which could have a material adverse impact on our business.

The government limits the availability of the active ingredients used in many of our current products and products in development and, as a result, our procurement quota may not be sufficient to meet commercial demand or complete clinical trials.

The Chinese government and SFDA regulate the access and supplies of chemical compounds in some of our current products and products in development, including oxycodone, codeine, buprenorphine, Tilidine. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation.

Furthermore, the government limits the availability of the active ingredients used in many of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the government agencies for procurement quota in order to obtain these substances. Any delay or refusal by the agencies in establishing our procurement quota for controlled substances could delay or stop our clinical trials, product launches or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial position and results of operations.

Timing and results of clinical trials to demonstrate the safety and efficacy of products as well as the SFDA’s approval of products are uncertain.

Before obtaining regulatory approvals for the sale of our products, , we must demonstrate through preclinical studies and clinical trials that the product is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of a product. A failure to demonstrate safety and efficacy would result in our failure to obtain regulatory approvals.

The rate of patient enrollment sometimes delays completion of clinical studies. There is substantial competition to enroll patients in clinical, and such competition has delayed clinical development of our products in the past. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approval. In addition, we rely on collaboration partners that may control or make changes in trial protocol and design enhancements that may also delay clinical trials. We cannot assure you that we will not experience delays or undesired results in these or any other of our clinical trials.

We cannot assure you that the SFDA or other regulatory agencies will approve any products developed by us, on a timely basis, if at all, or, if granted, that such approval will not subject the marketing of our products to certain limits on indicated use. Any limitation on use imposed by the SFDA or delay in or failure to obtain SFDA approvals of products developed by us would adversely affect the marketing of these products and our ability to generate product revenue, as well as adversely affect the price of our common stock.

Before obtaining regulatory approvals for certain generic products, we must conduct limited clinical or other trials to show comparability to the branded products. A failure to obtain satisfactory results in these trials would prevent us from obtaining required regulatory approvals.

We do not have adequate product liability insurance and we could be exposed to substantial liability.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse side effects. Adverse side effects, marketing or manufacturing problems pertaining to any of our products could result in:

•	decreased demand for our products;

•	adverse publicity resulting in injury to our reputation;

•	product liability claims and significant litigation costs;

•	substantial monetary awards to or costly settlements with consumers;

•	product recalls;

•	loss of revenues; or

•	the inability to commercialize future products.

These risks will exist for those products in clinical development and with respect to those products that have received regulatory approval for commercial sale or any product we may acquire. To date, we have not experienced any product liability claims. However, that does not mean that we will not have any such claims with respect to our products in the future. We do not carry product liability insurance. The lack of product liability insurance exposes us to risks associated with potential product liability claims, which can be significant.

We have significant goodwill and other intangible assets. Consequently, potential impairment of goodwill and other intangibles may significantly impact our profitability.

Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of June 30, 2008, goodwill and other intangibles comprised approximately 20% of our total assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. Our other intangible assets, consisting of licenses and patents, are assessed for impairment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product. In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs.

Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. As a result of the significance of goodwill and other intangible assets, our results of operations and financial position in a future period could be negatively impacted should an impairment of goodwill or other intangible assets occur.

Our international operations require us to comply with a number of U.S. and international regulations.

We need to comply with a number of international regulations in countries outside of the United States. In addition, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions. The U.S. Department of The Treasury’s Office of Foreign Asset Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities and individuals except as permitted by OFAC which may reduce our future growth.

We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors or as executive officers.

As a public company, we are required to comply with rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules.  This will continue to require additional cost management resources. We will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy these reporting requirements. In addition, we may need to hire additional legal and accounting staff with appropriate experience and technical knowledge, and we cannot assure you that if additional staffing is necessary that we will be able to do so in a timely fashion. If we are unable to complete the required annual assessment as to the adequacy of our internal reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting in the future, we could incur significant costs to become compliant.

We continuously evaluate and monitor developments with respect to Section 404 of Sarbanes-Oxley and other applicable rules, however, we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

There could be changes in government regulations in China  toward the pharmaceutical industries that may adversely affect our business.

The manufacture and sale of pharmaceutical products in China is heavily regulated by many state, provincial and local authorities. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products. Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals. Additionally, the law could change so as to prohibit the use of certain pharmaceuticals. If one of our products becomes prohibited, this change would cease the productivity of that product. The China National Development and Reform Commission, or CNDRC, has recently implemented price adjustments on many marketed pharmaceutical products. We have no control over such governmental policies, which may impact the pricing and profitability of our products.

The State Food and Drug Administration of China requires pharmaceutical manufacturers to obtain Good Manufacturing Practices, or GMP, certifications. We have received our certifications. However, should we fail to receive or maintain the GMP certifications in the future, we would no longer be able to manufacture pharmaceuticals in China, and our businesses would be materially and adversely affected.   Moreover, the laws and regulations regarding acquisitions in the pharmaceutical industry in China may change, which could significantly impact our ability to grow through acquisitions.

Certain political and economic considerations relating to China could adversely affect our company.

China is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in China’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations, or the official interpretation thereof, which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

The pharmaceutical industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business.

The China SFDA as well as Department of Health impose substantial requirements on the development, manufacture, labeling, sale, distribution, marketing, advertising, promotion and introduction of therapeutic narcotic pharmaceutical products through lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures. The submission of a drug application alone does not guarantee that the SFDA will grant approval to market the product.  Satisfaction of SFDA requirements typically takes a number of years, varies substantially based upon the type, complexity and novelty of the pharmaceutical product and is subject to uncertainty. The drug approval process varies in time, could take several years from the date of application. The timing for the approval process is difficult to estimate and can vary significantly.

The current SFDA standards of approving pharmaceutical products are more stringent than those that were applied in the past. These standards were not applied to many established products currently on the market, including certain narcotics products. We cannot assure you that the SFDA or other regulatory agencies will approve any products developed by us, on a timely basis, if at all, or, if granted, that approval will not entail limiting the indicated uses for which we may market the product, which could limit the potential market for any of these products.

The recent nature and uncertain application of many PRC laws applicable to us create an uncertain environment for business operations and they could have a negative effect on us.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC government began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

Currency conversion and exchange rate volatility could adversely affect our financial condition and the value of our common stock.

The PRC government imposes control over the conversion of Renminbi, or RMB, into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in China. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in China, including FIEs, which require foreign exchange for transactions relating to current account items, if within a certain limited amount may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Between 1994 and 2004, the exchange rate for RMB against the U.S. dollar remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, financial condition and the value of our common stock. For example, to the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of this currency against the U.S. dollar could have a material adverse effect on our business, financial condition, results of operations and the value of our common stock. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as 2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the PRC government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

It may be difficult to effect service of process and enforcement of legal judgments upon us and our officers and certain of our directors because they reside outside the United States.

As our operations are presently based in China and our officers and certain of our directors reside in China, service of process on us and our officers and certain directors may be difficult to effect within the United States. Also, our main assets are located in China and any judgment obtained in the United States against us may not be enforceable outside the United States.

Any future outbreak of avian influenza, or the Asian bird flu, or any other epidemic in China could have a material adverse effect on our business operations, financial condition and results of operations.

Since mid-December 2003, a growing number of Asian countries have reported outbreaks of highly pathogenic avian influenza in chickens and ducks. Since all of our operations are in China, an outbreak of the Asian Bird Flu in China in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For example, a new outbreak of Asian Bird Flu, or any other epidemic, may reduce the level of economic activity in affected areas, which may lead to a reduction in our revenue if our clients cancel existing contracts or defer future expenditures. In addition, health or other government regulations may require temporary closure of our offices, or the offices of our customers or partners, which will severely disrupt our business operations and have a material adverse effect on our financial condition and results of operations.

Our business may be affected by unexpected changes in regulatory requirements in the jurisdictions in which we operate.

We are subject to many general regulations governing business entities and their behavior in China and in other jurisdictions in which we have operations. In particular, we are subject to laws and regulations covering food, dietary supplements and pharmaceutical products. Such regulations typically deal with licensing, approvals and permits. Any change in product licensing may make our products more or less available on the market. Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability. Such regulatory environment also covers any existing or potential trade barriers in the form of import tariffs and taxes that may make it difficult for us to import our products to certain countries and regions, such as Japan, South Korea and Hong Kong, which would limit our international expansion.

Most of our assets are located in China, any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our assets are predominantly located inside China. Under the laws governing FIEs in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment or liquidation.

There have been recent incidents in which patients have experienced severe adverse reactions following the use of pharmaceutical products manufactured in China.

There have been recent incidents reported in the Chinese media of a significant number of patients experiencing severe adverse health consequences following their use of pharmaceutical products manufactured by certain pharmaceutical companies in China. A number of patients have become ill and a number of fatalities have been reported. For example, several deaths were caused by drugs sold by the Second Pharmaceutical Factory of Qiqihaer, a Chinese drug manufacturer, in May 2006. Concerns over the safety of pharmaceutical products manufactured in China could have an adverse effect on the sale of such products, including products manufactured by us. If in the future we become involved in incidents of the type described above, such problems could severely and adversely impact our product sales and reputation.

Anti-corruption measures taken by the government to correct corruptive practices in the pharmaceutical industry could adversely affect our sales and reputation.

The government has recently taken anti-corruption measures to correct corrupt practices. In the pharmaceutical industry, such practices include, among others, acceptance of kickbacks, bribery or other illegal gains or benefits by the hospitals and medical practitioners from pharmaceutical distributors in connection with the prescription of a certain drug. Substantially all of our sales to our ultimate customers are conducted through third-party distributors. We have no control over our third-party distributors, who may engage in corrupt practices to promote our products. While we maintain strict anti-corruption policies applicable to our internal sales force and third-party distributors, these policies may not be effective. If any of our third-party distributors engage in such practices and the government takes enforcement action, our products may be seized and our own practices, and involvement in the distributors’ practices may be investigated. If this occurs, our sales and reputation may be materially and adversely affected.

Our common stock price may be extremely volatile, and you may not be able to resell your shares at or above the price you paid for the stock.

Our common stock price has experienced large fluctuations. In addition, the trading prices of stocks for companies in our industry in general have experienced extreme price fluctuations in recent years. Any negative change in the public’s perception of the prospects of companies in our industry could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, may also decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:

•	changes in laws or regulations applicable to our products;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in our industry;

•	changes in the market valuations of other companies in our industry;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additional sales of our common stock by us; and

•	sales and distributions of our common stock by our stockholders.

In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

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

We may never pay any dividends to our stockholders.

We have not paid any cash dividends on shares of our common stock. We currently intend to retain all available funds and future earnings, if any, to support our operations and finance the growth and development of our business. Our board of directors does not intend to distribute dividends in the foreseeable future. The declaration, payment and amount of any future dividends, if any, will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

Not Applicable

Item 8A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.  Zhenjiang Yue, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of China Aoxing’s disclosure controls and procedures as of June 30, 2008.  Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Aoxing in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Aoxing is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Yue concluded that China Aoxing’s system of disclosure controls and procedures was effective as of June 30, 2008 for the purposes described in this paragraph.

(b)           Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

(c)    Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a.           Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in Hebei Province in the People’s Republic of China.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Hebei office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

b.           Lack of senior management.  Zhenjiang Yue is both the Chief Executive Officer and the Chief Financial Officer of China Aoxing.  There is no other officer of China Aoxing resident in our executive offices in China.  As a result, the Company needs qualified individuals to be responsible for both the implementation of our operational policies and the implementation of our financial policies.  The absence of other officers involved in the implementation of the Board’s policies is a weakness because it could lead to a failure to note and remedy improper financial accounting.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.   Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following individuals are the members of China Aoxing’s Board of Directors and/or its executive officers.

Name	Age	Position
Zhenjiang Yue	48	Director, Chief Executive Officer,
		Chief Financial Officer

Richard Wm. Talley	64	Director

Joseph J. Levinson	31	Director

Jiaqi Wang	45	Director

Hui Shao	40	Director, Senior Vice President

Zhenjiang Yue.  In 2000, after securing the approval of the Hebei Provincial Government, Mr. Yue established the Hebei Aoxing Group.  Since 2000, Mr. Yue has been employed as the President and General Manager of Hebei Aoxing Pharmaceutical Co. Ltd.  Prior to organizing Hebei Aoxing, Mr. Yue was engaged in senior management of a number of private enterprises, including a carpet factory, a precast metal factory, the Hebei Brewery Plant, and China Aoxing Food & Brewery Co. Ltd.  As a result of his entrepreneurial activities, Mr. Yue was named “Leader in the Science & Technology Development Project of the Communist Youth League” and “Youth Entrepreneur of Hebei Province.”  Mr. Yue has also served as the Vice President of the Pharmaceutical Association of Shijiazhuang City, the Vice President of the Non-Governmental Entrepreneur Association of Hebei Province.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2008, except that each of Messrs. Talley, Levinson and Wang failed to file a Form 3 when due.

Item 10.  Executive Compensation

This table itemizes the compensation paid to Zhenjiang Yue by China Aoxing Pharmaceutical Company, Inc. and/or Hebei Aoxing Pharmaceutical Co., Ltd. for services as its Chief Executive Officer during the past three years.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zhenjiang Yue	2008	$50,000	--	--	--	--
	2007	$40,000	--	--	--	--
	2006	$37,500	--	--	--	--

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended June 30, 2008 and those options held by him on June 30, 2008.

Option Grants in the Last Fiscal Year
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Zhenjiang Yue	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended June 30, 2008 and held by them unvested at June 30, 2008.

Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Zhenjiang Yue	0
Richard Wm Talley
Joseph J. Levinson
Jiaqi Wang
Hui Shao

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

There are 81,385,118 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Zhenjiang Yue	8,000,000(2)	9.8%
Hui Shao	195,000	0.2%
Richard Wm. Talley	437,537(3)	0.5%
Joseph J. Levinson	90,000	0.1%
Jiaqi Wang	325,000	0.4%
All directors and officers as a group (5 persons)	8,420,162	10.3%
American Oriental Bioengineering, Inc.	30,000,000	36.9%
330 Madison Avenue Suite 617 New York, NY 10017

__________________________________

(1)	Unless otherwise indicated, all shares are held of record.

(2)	Includes 3,000,000 shares owned of record by Mr. Yue’s spouse, Cuiying Hao.

(3)	Includes 250,162 shares issuable upon exercise by Mr. Talley of certain warrants issued to him in compensation for services in connection with the Company’s private placement of securities.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	--	0

Equity compensation plans not approved by security holders	0	--	950,000

Total	0	--	950,000

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

Item 13.  Exhibit List

(a) Financial Statements

Report of Independent Registered Accounting Firm

Balance Sheets – June 30, 2008 and 2007

Consolidated Statements of Operations – Years Ended June 30, 2008 and 2007

Consolidated Statement of Changes in Stockholders’ Equity - Years Ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended June 30, 2008 and 2007

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a	Certificate of Incorporation, as amended to date – filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006 and incorporated herein by reference.

3-b	By-laws - filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No.: 000-24185) filed on May 4, 1998, and incorporated herein by reference.

4-a
Form of Series A Common Stock Purchase Warrant issued as of September 28, 2006 – filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006 and incorporated herein by reference. .

4-b
Form of Series B Common Stock Purchase Warrant issued as of September 28, 2006 – filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006 and incorporated herein by reference.

4-c
Form of Series C Common Stock Purchase Warrant issued as of September 28, 2006 – filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006 and incorporated herein by reference.

4-d
Form of Series D Common Stock Purchase Warrant issued as of September 28, 2006 – filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006 and incorporated herein by reference.

10-a	Midterm RMB Loan Contract Number 10, Year 2003 with Bank of China. – filed as an exhibit to the Current Report on Form 8-K filed on April 24, 2006 and incorporated herein by reference.

10-b	Midterm RMB Loan Contract Number 11, Year 2003 with Bank of China – filed as an exhibit to the Current Report on Form 8-K filed on April 24, 2006 and incorporated herein by reference.

10-c         Joint Strategic Alliance and Securities Purchase Agreement dated April 15, 2008 between China Aoxing Pharmaceutical Company, Inc. and American Oriental Bioengineering, Inc.  - filed as an exhibit to the Company’s Current  Report on Form 8-K dated April 15, 2008 and filed on April 21, 2008.

10-d        Amended Junior Subordinated Promissory Note dated May 1, 2008 and amended on August 12, 2008, issued to Zhenjiang Yue.  – filed as an exhibit to the Company’s Current  Report on Form 8-K dated August 12, 2008 and filed on August 20, 2008.

10-e
Convertible Term Note dated May 26, 2008, issued to American Oriental Bioengineering Inc. - filed as an exhibit to the Company’s Current  Report on Form 8-K dated August 15, 2008 and filed on August 20, 2008.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

Paritz & Company, P.A. (“Paritz”) billed $64,500 in connection with the audit of China Aoxing’s financial statements for the year ended June 30, 2008.  Also included are services performed in connection with reviews of the financial statements of China Aoxing and its subsidiaries for the interim quarters of fiscal 2008 as well as those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings for fiscal year 2008.

Paritz billed $45,500 in connection with the audit of the financial statements of China Aoxing  for the year ended June 30, 2007.

Audit-Related Fees

Paritz billed China Aoxing $0 for any Audit-Related fees in fiscal 2008 and in fiscal 2007.

Tax Fees

Paritz billed $0 to China Aoxing in fiscal 2008 and in fiscal 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Paritz billed China Aoxing $0 for other services in fiscal 2008 and fiscal 2007.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  All of the services described above were approved by the Board of Directors.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
China Aoxing Pharmaceutical Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Aoxing Pharmaceutical Co., Inc. and Subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders= equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying balance sheet, the Company’s current liabilities substantially exceeded its current assets.  These circumstances raise substantial doubt about its ability to continue as a going concern.   Management’s plans with regard to these matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Aoxing Pharmaceutical Co., Inc. and Subsidiaries as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3, the accompanying consolidated financial statements for the year ended June 30, 2007 has been restated.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
September 29, 2008

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	JUNE 30,
	2008	2007
		(Restated)
ASSETS
CURRENT ASSETS:
Cash	$1,565,513	$1,511,127
Accounts receivable	2,536,047	112,602
Inventories	848,959	219,742
Prepaid expenses and sundry current assets	303,208	117,560
TOTAL CURRENT ASSETS	5,253,727	1,961,031

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	30,331,143	19,218,587
Goodwill	18,904,845	-
Other intangible assets	1,635,375	-
TOTAL LONG-TERM ASSETS	50,871,363	19,218,587
TOTAL ASSETS	$56,125,090	$21,179,618
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$2,042,600	$262,302
Accounts payable	3,544,795	896,300
Current portion of loan payable – other	380,070	499,148
Loan from stockholders	112,068	1,133,019
Accrued expenses and taxes payable	4,851,314	1,927,505
Notes payable – bank	7,545,239	6,885,290
TOTAL CURRENT LIABILITIES	18,476,086	11,603,564

LONG-TERM DEBT – BANK	-	4,327,982
– STOCKHOLDER	4,098,687	-
– OTHER	3,127,643	-
CONVERTIBLE DEBENTURES	1,098,362	1,066,946
MINORITY INTEREST	24,598	1,170,289
WARRANT AND DERIVATIVE LIABILITIES	4,161,678	13,726,286

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, par value $0.001
100,000,000 shares authorized
81,089,911 and 40,205,340 shares issued and outstanding	81,090	40,205
Preferred stock, par value $0.001
300,000 shares authorized
277,018 shares issued and outstanding	277	277
Additional paid-in capital	36,749,956	4,823,698
Accumulated deficit	(12,314,178)	(15,961,037)
Other comprehensive income (loss)	620,891	381,408
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	25,138,036	(10,715,449)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,125,090	$21,179,618
See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED JUNE 30,
	2008	2007
		(Restated)
SALES	$7,065,015	$1,938,639

COST OF SALES	3,834,982	1,038,563

GROSS PROFIT	3,230,033	900,076

OPERATING EXPENSES:
Research and development	700,202	270,720
General and administrative	4,001,282	1,204,031
Selling expense	1,449,909	276,813
Depreciation and amortization	657,606	555,998
TOTAL OPERATING EXPENSES	6,808,999	2,307,562

LOSS FROM OPERATIONS	(3,578,966)	(1,407,486)

OTHER INCOME (EXPENSES):
Interest expense	(2,514,840)	(16,445,116)
Change in fair value of warrant and derivative liabilities	8,547,374	3,077,921
Gain on foreign currency translation	677,365	-

INCOME (LOSS) BEFORE MINORITY INTEREST	3,130,933	(14,774,681)

MINORITY INTEREST AND LOSSES OF SUBSIDIARY	515,926	561,050

NET INCOME (LOSS)	3,646,859	(14,213,631)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	239,483	191,236

COMPRENENSIVE INCOME (LOSS)	$3,886,342	$(14,022,395)

Basic and diluted earnings (loss) per common share	$0.08	$(0.35)

Weighted average number of shares outstanding	49,242,639	40,098,373
See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
	COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE INCOME	TOTAL
	SHARES	VALUE	SHARES	VALUE
BALANCE – JUNE 30, 2006 (restated)	40,050,041	$40,000	277,018	$277	$4,304,139	$(1,747,406)	$190,172	$2,787,182

Common stock issued	155,215	205	-	-	338,602	-	-	338,807

Derivative liability affected by conversion of debt	-	-	-	-	180,957	-	-	180,957

Translation adjustment	-	-	-	-	-	-	191,236	191,236

Net loss	-	-	-	-	-	(14,213,631)	-	(14,213,631)

BALANCE – JUNE 30, 2007 (restated)	40,205,256	40,205	277,018	277	4,823,698	(15,961,037)	381,408	(10,715,449)

Common stock issued for services	1,637,290	1,637	-	-	2.525.861	-	-	2,527,498

Common stock issued for debt conversion	1,229,713	1,230	-	-	1,507,770	-	-	1,509,000

Common stock issued for interest payment	17,660	18	-	-	37,561	-	-	37,579

Reclassification of warrant and derivative Liabilities associated with debt conversions	-	-	-	-	1,144,666	-	-	1,144,666

Stock issued for financing, net of costs	30,000,000	30,000	-	-	16,238,400	-	-	16,268,400

Stock issued for acquisition	8,000,000	8,000	-	-	10,472,000	-	-	10,480,000

Translation adjustment	-	-	-	-	-	-	239,483	239,483

Net loss	-	-	-	-	-	3,646,859	-	3,646,859

BALANCE – JUNE 30, 2008	81,089,919	$81,090	277,018	$277	$36,749,956	$(12,314,178)	$620,891	$25,138,036
See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEAR ENDED JUNE 30
	2008	2007
		(Restated)
OPERATING ACTIVITIES:	$3,646,859	$(14,213,631)
Net income (loss)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	730,570	634,846
Non-cash interest expense related to
convertible debentures and warrants	1,432,462	15,505,111
Stock issued for services	1,695,898	-
Change in fair value of warrants and derivative liabilities	(8,547,374)	(3,077,921)
Minority interest	(515,927)	(561,051)
Changes in operating assets and liabilities:
Accounts receivable	(525,085)	(112,602)
Inventories	(168,807)	(219,742)
Prepaid expenses and sundry current assets	83,506	47,960
Accounts payable	1,627,658	60,610
Accrued expenses, taxes and sundry current liabilities	(442,707)	873,847
NET CASH USED IN OPERATING ACTIVITIES	(982,947)	(1,062,573)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(1,483,489)	(1,106,274)
Cash paid for acquisition of subsidiary	(12,232,123)	-
Acquisition of minority interest	(3,420,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(17,135,612)	(1,106,274)

FINANCING ACTIVITIES:
Repayment of bank borrowings	(4,895,950)	(313,681)
Other borrowings	2,837,959	(29,638)
Loans from stockholders	2,953,664	1,102,325
Sale of convertible debentures	425,000	2,547,000
Sale of common stock	17,100,000	317,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,420,673	3,623,006

EFFECT OF EXCHANGE RATE ON CASH	(247,728)	56,191

INCREASE IN CASH	54,386	1,510,350
CASH – BEGINNING OF YEAR	1,511,127	777
CASH – END OF YEAR	$1,565,513	$1,511,127

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of convertible debentures to common stock	$1,084,000	$-
Common stock issued in exchange for accrued interest	$37,579	$21,807
See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2008 AND 2007

1           BUSINESS DESCRIPTION AND REVERSE MERGER

Business description

China Aoxing Pharmaceutical Co., Inc. (“the Company”) through its subsidiaries, is a vertically integrated pharmaceutical company specializing in research, development, manufacturing and marketing of a variety of narcotics and pain management pharmaceutical products in generic and innovative formulations.  The Company has two operating subsidiaries, Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”), which at June 30, 2008 is 95% owned, and Shijazhuang Lerentang Pharmaceutical Company, Ltd. (“LRT”) (see below) both organized under the laws of the Peoples Republic of China (“PRC”).

Since 2002, Hebei has been engaged in developing its analgesic products, building its facilities and obtaining the requisite licenses from the Chinese Government.  LRT manufactures a line of pain management drugs in pills, tablets, capsules, oral solutions and other formulations

Acquisition of LRT

On April 16, 2008, Hebei acquired 100% of the registered capital of LRT for approximately 85 million RMB including related expenses (approximately $12.4 million) and 8 million shares of common stock valued at $10,480,000.  The Company paid the cash portion of the purchase price with funds received from its simultaneous sale of common stock to American Oriental Bioengineering, Inc.

The following table summarizes unaudited proforma financial information assuming the LRT acquisition had occurred on July 1, 2006 and 2007.  This unaudited proforma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position.

	YEAR ENDED
	June 30, 2008	June 30, 2007
Revenue	$17,796,778	$11,501,439
Cost of sales	9,294,802	6,101,773
Gross profit	8,501,976	5,399,666
Operating expenses	7,386,974	4,661,133
Other expenses	12,925,859	2,952,457
Net loss	$(11,810,857)	$(2,213,924)

Purchase price allocation

In accordance with the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations”, the Company has initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.  The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, and the acquisition of a talented workforce.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on April 15, 2008.  The initial price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.

Current assets	$2,809,310
Property and equipment	6,399,316
Goodwill	16,114,609
Drug permits	1,633,979
Land use rights	2,160,867
Trademark	12,984
Total assets acquired	29,131,065

Liabilities assumed:
Short-term bank loan	1,867,520
Current liabilities	4,115,708
Total liabilities assumed	5,983,228

Total purchase price	$23,147,837

2	SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. At June 30, 2008 the Company owned 95% of Hebei, which owned 100% of LRT.  The consolidated accounts include 100% of the assets and liabilities of Hebei and the ownership interest of minority investors are recorded as minority interest.  All significant inter-company accounts and transactions have been eliminated.  These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company’s functional currency is the Chinese Renminbi (RMB); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

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

Cash and cash equivalents

The Company maintains cash and cash equivalents with financial institutions in the PRC which are not insured or otherwise protected. Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

Advances to Suppliers

The Company makes advances to certain vendors for purchase of its material. The advances to suppliers are interest free.

Property and equipment

Property and equipment are recorded at cost.  Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method for financial reporting purposes.

Hebei and LRT each lease a parcel of land on which its offices and production facilities are situated pursuant to real estate contracts from the local government of the PRC expiring in 2053 and 2041, respectively.

            Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

Impairment of long lived assets

The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144.

“Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of June 30, 2008 and 2007, there were no significant impairments of its long-lived assets used in operations.

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (”RMB”).  Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, accrued expenses and other sundry current liabilities, notes payable and related party advances and borrowings.

As of the balance sheet dates, the estimated fair values of financial instruments were not materially different from their carrying values as presented on the balance sheet.  This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at the respective balance sheet dates.

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debentures (see Note 13). These embedded derivatives include conversion options. The Company determined that the features were embedded derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the years ended June 30, 2008 and 2007, the Company recognized other income (expense) of approximately $8,547,000 and $3,078,000, respectively, relating to recording the warrant and derivative liabilities at fair value.  At June 30, 2008 and 2007 there were approximately $4,161,000 and $13,726,000 of warrant and derivative liabilities, as the related debt instruments were not settled.

The Company’s derivative instruments were valued using the black-scholes option pricing model, using the following assumptions during the year ended June 30, 2008:

Estimated dividends	None
Expected volatility	169%
Risk-free interest rate	1.87 – 2.91%
Expected term (years)	.25 – 3.2

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  SFAS 131 has an immaterial effect on the Company’s financial statements, as the Company consists of one reportable business segment.  All revenue is from customers in the PRC.  The majority of the Company’s assets are located in the PRC.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The statement is effective in the first fiscal quarter of 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008.  The Company believes that the adoption of SFAS No. 157 will not have a material effect on its results of operations, cash flows or financial position.

In February 2007, the FASB issued FASB Statement No, 159, “The Fair Value Option for Financial Assets and Liabilities” – including an amendment of FASB Statement No. 115 (FAS 159).  FAS 159 will become effective for the company on April 1, 2008.  This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings.  Such accounting is optional and is generally to be applied instrument by instrument.  The Company does not anticipate that the election if any, of this fair value option will have a material effect on results or operations or consolidated financial position.

In March 2008, the FASB issued SFAS No. 151, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133 (“SFAS 161”).  This statement requires disclosures of how and why an entity used derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company will adopt this statement as of February 1, 2009, the beginning of the third quarter of its fiscal year ending July 31, 2009.  The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No, 142-3, Determination of the Useful life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets.  Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective on January 1, 2009.  The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements.  SFAS No. 141 (R) and SFSS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. SFAS 141 (R) will significantly affect the accounting for future business combinations and the Company will determine the accounting as new combinations are determined.

EITF Issue 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property is effective for financial statements issued for fiscal years beginning after December 15, 2008.  This issue addresses the income statement classification of payments made between parties in a collaborative arrangement.  The adoption of EITF07-1 is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

EITF Issue 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities is effective for financial statements issued for fiscal years beginning after December 15, 2007.  This issue requires nonrefundable advance payments for research and development to be capitalized and recognized as an expense as related goods are delivered or services are performed.  The adoption of EITF 07-3 is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectibility is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied and recorded as advances from customers.

3           RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the fiscal year 2008, the Company determined that the manner in which it historically accounted for the conversion feature and embedded put option of certain of its convertible debentures during the fiscal year 2006 through the fiscal year 2007 was not in accordance with SFAS No. 133, as amended, and EITF Issue No. 00-19.  The Company determined that the conversion feature was an embedded derivative instrument pursuant to SFAS No. 133.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company was required to record a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company was required to record non-operating, non-cash income.  Accordingly, in connection with the restatement adjustments, the Company has approximately reflected the non-operating, non-cash income or expense resulting from the changes in fair value.  The Company had previously not recorded the embedded derivative instruments as liabilities and did not record the related changes in fair value.

The following tables represent a summary of the effects of the restatement adjustments on the Company’s consolidated balance sheets at June 30, 2007 and the consolidated statements of operations and cash flows for the year then ended:

	Consolidated Balance Sheet
	Previously Reported	Adjustments	As Restated
As of June 30, 2007
Interest discount	$9,531,771	$(9,531,771)	$-
Total assets	$30,711,389	$(9,531,771)	$21,179,618
Minority interest	$-	$1,170,289	$1,170,289
Convertible debentures	$2,547,000	$(1,480,054)	$1,066,946
Compound embedded derivative and warrant liability	$-	$13,726,286	$13,726,286
Additional paid-in capital	$18,602,922	$(13,779,224)	$4,823,698
Accumulated deficit	$(6,791,969)	$(9,169,068)	$(15,961,037)
Total stockholders’ equity (deficiency)	$12,232,843	$(22,948,292)	$(10,715,449)
Total liabilities and stockholders’ equity (deficiency)	$30,711,389	$(9,531,771)	$21,179,618

	Statement of Operations
	Previously Reported	Adjustments	As Restated
Year ended June 30, 2007
Interest expense	$940,006	$15,505,110	$16,445,116
Amortization of deferred interest	$1,532,133	$(1,532,133)	$-
Gain in fair value change on derivative liabilities	$-	$3,077,921	$3,077,921
Minority interest	$-	$561,050	$561,050
Income (loss) before minority interest	$(3,879,625)	$(10,895,056)	$(14,774,681)
Minority interest	$-	$561,050	$561,050
Net income (loss)	$(3,879,625)	$(10,334,006)	$(14,213,631)
Comprehensive income (loss)	$-	$(14,022,395)	$(14,022,395)
Basic and diluted earnings per share	$(0.10)	$0.17	0.07

	Statement of Cash Flows
	Previously Reported	Adjustments	As Restated
Year ended June 30, 2007
Net loss	$(3,879,625)	$(10,334,006)	$(14,213,631)
Amortization of deferred interest	$1,532,133	$(1,532,133)	$-
Non-cash interest expense related to convertible debentures and warrants	$-	$15,505,111	$15,505,111
Minority interest	$-	$(561,051)	$(561,051)
Change in fair value of warrant and derivative liabilities	$-	(3,077,921)	$(3,077,921)

4           GOING CONCERN

As noted in the accompanying financial statements at June 30, 2008, the Company has a deficiency in working capital of $13,222,359.  The uncertainties caused by this condition raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is exploring various alternatives to improve its financial position and continue to meet its obligations. Management is focusing on improving its operations and seeking additional debt and/or equity financing. There can be no assurance that any of these efforts will be fruitful.

5           INVENTORIES

Inventories consist of the following:

	June 30,
	2008	2007
Raw materials	$498,762	$198,047
Finished goods	350,197	21,695
	$848,959	$219,742

6          PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	June 30,
	2008	2007	LIFE
Right to use land	$10,028,831	$7,082,153	Life of lease
Building and building improvements	18,144,540	11,039,782	39 years
Machinery and equipment	3,932,563	1,917,288	5-8 years
Furniture and office equipment	412,333	309,736	5-8 years
Automobiles	450,673	300,803	3-5 years
	32,968,940	20,649,762
Accumulated depreciation and amortization	2,637,797	1,431,175
	$30,331,143	$19,218,587

7           SHORT-TERM BORROWINGS

Short-term borrowings consist of the following:

	June 30,
	2008	2007
Non-interest bearing note payable to a local government, due three months after the Company is listed on the NASDAQ.	$291,800	$262,302

Short-term borrowing bearing interest at 8% per annum and due May 26, 2009. Repayment of this loan, including accrued interest, can be paid in cash or converted to common stock. Any amounts due on May 26, 2009 that have not been converted to common stock will be paid in cash.	1,750,800	-
	$2,042,600	$262,302

8           LOANS PAYABLE – OTHER

Loans payable – other consist of the following:

Loans from unrelated third parties maturing on various dates through June 30, 2009 and bearing interest at an average rate of 10%	$380,070

Loan payable bearing interest at 10% per annum and maturing on December 31, 2009	3,127,643
3,507,713
Less current portion	380,070
$3,127,643

9           LOAN FROM STOCKHOLDER

Loan from stockholder consists of the following:

Loan payable bearing interest at 10% per annum and maturing on December 13, 2011.	$4,098,687

Loans maturing on various dates through June 30, 2009, bearing interest at an average rate of 10%	112,068
4,210,755
Less current portion	112,068
$4,098,687

10   ACCRUED EXPENSES AND TAXES

      Accrued expenses and taxes consist of the following:

	June 30,
	2008	2007
Accrued salaries and benefits	$463,798	$70,354
Accrued interest	2,429,155	1,323,982
Accrued taxes	552,967	68,750
Other accrued expenses and sundry liabilities	527,279	464,419
Accrued sales commission	878,115	-
	$4,851,314	$1,927,505

11   NOTE PAYABLE – BANK

Note payable – bank bears interest at 5.58% , is due December 31, 2008, is collateralized by a first security interest in substantially all assets of the Company and guaranteed by a vendor of the Company.

On August 27, 2008, the Company entered into an agreement with the Bank of China (“BC”) to renegotiate the terms of this loan.

According to this agreement, the loan matures as follows:

July 31, 2008	$1,459,000
December 31, 2008	2,918,000
June 30, 2009	2,918,000
December 31, 2009	250,239
$7,545,239

12         MINORITY INTEREST

As of June 30, 2007 the Company owned 60% of the issued and outstanding common stock of Hebei. On May 1, 2008 the Company acquired an additional 35% interest for $3,420,000.  In accordance with FASB Statement 141, the Company has accounted for the additional investment under the purchase method of accounting, resulting in goodwill of $2,790,236.  The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the Company receiving a valuation of the assets acquired and liabilities assumed.

13   CONVERTIBLE DEBENTURES

On September 28, 2006, the Company sold 869,500 units of securities for $1,739,000.  Each unit consisted of one share of common stock and four common stock purchase warrants exercisable at prices ranging from $2.50 to $5.50. In October 2006, the Company exchanged all of the shares of common stock purchased in this offering for a 10% convertible debenture in the amount of the  investment, plus the four warrants purchased in the offering. The debentures are convertible into common stock at a price equal to 75% of the market price (as defined) of the Company’s common stock. The warrants are exercisable for five years and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants.

On November 30, 2006, the Company sold 188,500 units of securities for $377,000.  Each unit consists of a share of common stock or 10% convertible debenture and four common stock purchase warrants, exercisable at prices ranging from $2.50 to $5.50.  The warrants are exercisable for five years and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants.  These convertible debentures may be converted at any time by the holder of the note and will be automatically converted into the Company’s common stock at September 30, 2008.

As of June 30, 2008 the Company has sold $1,173,000 in principal for convertible debentures, which bear interest at 8% per annum, are payable semi-annually and are due May 1, 2010.  Interest will accrue on the principal amount at 8% per annum and will be payable on January 1st and July 1st each year.  The holder may convert the principal and accrued interest into the Company’s common stock at a conversion price per share equal to the greater of (a) $5.00, or (b) 75% of the average of the closing bid prices reported for the five trading days preceding the date of conversion.

Convertible debentures outstanding as of June 30, 2008, are as follows:

Convertible debentures issued	3,289,000
Less amounts converted to common stock	(1,826,000)
1,463,000
Less debt discount	364,638
Balance – June 30, 2008	1,098,362

The terms of the convertible debentures include certain features that are considered embedded derivative financial instruments, such as a conversion feature which provides for the conversion of the debentures into shares of the Company’s common stock at a rate which is variable. Because the debentures are not conventional convertible debt, the Company is required to record the derivative financial instruments and the warrants issued in connection with the convertible debentures at their fair values as of the issuance date of each of the debentures.

The initial fair values assigned to the embedded derivatives related to convertible debentures issued during the year ended June 30, 2008 and 2007 were $127,432 and $366,176. The Company did not issue any warrants in connection with the convertible debentures during the year ended June 30, 2008.

The Company recorded the fair value of the derivative instruments and warrants as a debt discount which will be amortized to interest expense over the term of the convertible debentures. During the years ended June 30, 2007 and 2008, the Company recorded interest expense of $756,372 and $775,598, respectively, related to the amortization of the debt discount. If the total fair value of the derivative instruments and warrants was in excess of the proceeds received on the convertible debentures, the Company recorded the excess as additional interest expense. The Company recorded additional interest expense of $14,449,031 and $0 during the years ended June 30, 2007 and 2008, respectively, related to the fair values of derivative instruments and warrants in excess of proceeds received.

14         WARRANTS

The following table summarizes the information relating to the warrants issued in connection with the sale of securities referred to in Note 13 above:

	Number Outstanding		Weighted Average
Exercise	June 30,		Remaining Contractual
Price	2008	2007	Life (Years)
$2.50	1,058,000	1,058,000	4.71
3.50	1,058,000	1,058,000	4.71
4.50	1,058,000	1,058,000	4.71
5.50	1,058,000	1,058,000	4.71
2.00	493,733	423,200	4.71
	4,725,733	4,655,200

15         COMMITMENTS AND CONTINGENCIES

Hebei is obligated under three different lease agreements for office space and two apartments.  Total rental payments for the three leases are approximately $7,700 per month.  The office lease expires April 17, 2010 and the apartment leases expire April 10, 2009.  Rental expense for the year ended June 30, 2008 aggregated approximately $20,000.

16         VULNERABILITY DUE TO OPERATIONS IN PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRCs political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible.  The Peoples Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the Peoples Bank of China.  Approval of foreign currency payments by the Peoples Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not U.S. Dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders outside of China may be limited.

The Company’s business depends on maintaining licenses of its current products from the China State Food and Drug Administration.  Obtaining licenses for additional products can be expensive and is usually time consuming.  Failure to obtain the necessary licenses when needed can cause the Company’s business plan to be delayed.  If the delays prevent the Company from generating positive cash flow or introducing a significant number of products, there will be a material adverse effect on the Company.

In September 2006, PRC changed the laws regarding transfer of equity in PRC companies in exchange for equity in non-PRC companies.  Approvals and registrations for such transfers are required and penalties may be imposed if the requirements are not met.

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
Zhenjiang Yue, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on October 14, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhenjiang Yue
Zhenjiang Yue, Director,
Chief Executive Officer,
Chief Financial and Chief
Accounting Officer

/s/ Hui Shao
Hui Shao, Director

/s/ Richard Wm. Talley
Richard Wm. Talley, Director

/s/ Joseph J. Levinson
Joseph J. Levinson, Director

/s/ Jiaqi Wang
Jiaqi Wang, Director