Form 10-Q
period 2008-09-30
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2008-11-18
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-24185

CHINA AOXING PHARMACEUTICAL COMPANY, INC.
(Name of Small Business Issuer in its Charter)

Florida	65-0636168__
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

40 Wall Street, 28th Floor, New York, NY 10006
(Address of Principal Executive Offices)

Issuer's Telephone Number: (646) 512-5662

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes X                    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer__     Accelerated filer __    Non-accelerated filer__   Small reporting company_X_
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __    No _X_

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
November 14, 2008
Common Stock: 82,699,555

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	June 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,299,275	$1,565,513
Accounts receivable	2,802,649	2,536,047
Inventories	678,765	848,959
Prepaid expenses and sundry current assets	410,748	303,208
TOTAL CURRENT ASSETS	5,191,437	5,253,727

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	30,056,983	30,331,143
Goodwill	18,902,282	18,904,845
Other intangible assets	1,634,099	1,635,375
TOTAL LONG-TERM ASSETS	50,593,364	50,871,363
TOTAL ASSETS	$55,784,801	$56,125,090

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$3,648,720	$2,042,600
Accounts payable	3,600,336	3,544,795
Current portion of loan payable – other	160,840	380,070
Loan from stockholders	112,051	112,068
Accrued expenses and taxes payable	3,449,153	4,851,314
Current portion of notes payable – bank	5,836,000	7,545,239
TOTAL CURRENT LIABILITIES	16,807,100	18,476,086

LONG-TERM DEBT – BANK	249,271	-
– STOCKHOLDER	4,098,035	4,098,687
– OTHER	3,499,131	3,127,643
CONVERTIBLE DEBENTURES	889,392	1,098,362
MINORITY INTEREST	79,830	24,598
WARRANT AND DERIVATIVE LIABILITIES	3,848,357	4,161,678

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001
100,000,000 shares authorized
81,564,555 and 81,089,911 shares issued and outstanding	81,565	81,090
Preferred stock, par value $0.001
300,000 shares authorized
277,018 shares issued and outstanding	277	277
Additional paid-in capital	37,272,662	36,749,956
Accumulated deficit	(11,688,059)	(12,314,178)
Other comprehensive income	647,240	620,891
TOTAL STOCKHOLDERS’ EQUITY	26,313,685	25,138,036
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,784,801	$56,125,090

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Restated)

SALES	$3,598,065	$1,380,294

COST OF SALES	1,937,345	625,653

GROSS PROFIT	1,660,720	754,641

OPERATING EXPENSES:
Research and development	266,329	57,262
General and administrative	1,192,892	538,290
Selling expense	631,018	276,813
Depreciation and amortization	144,458	118,812
TOTAL OPERATING EXPENSES	2,234,697	991,177

LOSS FROM OPERATIONS	(573,977)	(236,536)

OTHER INCOME (EXPENSES):
Interest expense	(475,494)	(695,561)
Change in fair value of warrant and derivative liabilities	147,727	2,675,652
Gain on foreign currency transaction	203,037	-
Forgiveness of debt	1,459,751	-

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	761,044	1,743,555

MINORITY INTEREST IN (INCOME) LOSSES OF SUBSIDIARY	(55,232)	18,606

INCOME BEFORE INCOME TAXES	705,812	1,762,161

INCOME TAXES	79,693	-

NET INCOME	626,119	1,762,161

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	26,349	44,288

COMPREHENSIVE INCOME	$652,468	$1,806,449

Basic and diluted earnings (loss) per common share	$0.008	$0.04

Weighted average number of shares outstanding	81,205,779	40,098,373

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Restated)
OPERATING ACTIVITIES:
Net income (loss)	$626,119	$1,762,161
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311,599	177,072
Forgiveness of debt	(1,459,751)	-
Non-cash interest expense related to convertible debentures and warrants	81,030	436,258
Stock issued for services	-	179,932
Change in fair value of warrants and derivative liabilities	(147,727)	(2,675,652)
Minority interest	55,232	(18,606)
Changes in operating assets and liabilities:
Accounts receivable	(267,123)	(41,757)
Inventories	170,019	(98,856)
Prepaid expenses and sundry current assets	(107,574)	(81,737)
Accounts payable	56,269	(270,300)
Accrued expenses, taxes and sundry current liabilities	61,415	331,933
NET CASH USED IN OPERATING ACTIVITIES	(620,492)	(299,552)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(55,975)	(9,915)
NET CASH USED IN INVESTING ACTIVITIES	(55,975)	(9,915)

FINANCING ACTIVITIES:
Repayment of bank borrowings	(1,458,417)	-
Other borrowings	1,759,460	67,284
Loans from stockholders	-	(463,378)
Sale of convertible debentures	-	160,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	301,043	(236,094)

EFFECT OF EXCHANGE RATE ON CASH	109,486	65,155

DECREASE IN CASH	(265,938)	(480,406)
CASH – BEGINNING OF PERIOD	1,565,213	1,511,127
CASH – END OF PERIOD	$1,299,275	$1,030,721

Non-cash financing activities:
Conversion of convertible debentures	$290,000	$360,000
Common stock issued as payment for accrued interest	$25,570	$25,829

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

1          BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Use of estimates in the preparation of financial statements

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008 filed on October 14, 2008.

2          BUSINESS DESCRIPTION AND BASIS OF CONSOLIDATION

China Aoxing Pharmaceutical Co., Inc. (“the Company”), through its subsidiaries, is a vertically integrated pharmaceutical company specializing in research, development, manufacturing and marketing of a variety of narcotics and pain management pharmaceutical products in generic and innovative formulations.  The Company has two operating subsidiaries: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”), which at September 30, 2008 is 95% owned by the Company, and Shijazhuang Lerentang Pharmaceutical Company, Ltd. (“LRT”), which is 100% owned by Hebei.  Both subsidiaries were organized under the laws of the People’s Republic of China (“PRC”).

Since 2002, Hebei has been engaged in developing its analgesic products, building its facilities and obtaining the requisite licenses from the Chinese Government.  LRT manufactures a line of pain management drugs in pills, tablets, capsules, oral solutions and other formulations

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. At September 30, 2008 the Company owned 95% of Hebei, which owned 100% of LRT.  The consolidated accounts include 100% of the assets and liabilities of Hebei and the ownership interest of minority investors are recorded as minority interest.  All significant inter-company accounts and transactions have been eliminated.  These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company’s functional currency is the Chinese Renminbi (RMB); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

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

The following tables represent a summary of the effects of the restatement adjustments on the Company’s consolidated statements of operations and cash flows for the three months ended September 30, 2007.

	Statement of Operations
	Previously Reported	Adjustments	As Restated
Three months ended September 30, 2007
Interest expense	$259,303	$436,258	$695,561
Amortization of deferred interest	$519,915	$(519,915)	$-
Gain in fair value change on derivative liabilities	$-	$2,675,652	$2,675,652
Minority interest	$-	$18,606	$18,606
Income (loss) before minority interest	$(1,015,754)	$(2,759,309)	$1,743,555
Net income (loss)	$(1,015,754)	$2,777,915	$1,762,161
Basic and diluted earnings per share	$(0.03)	$0.07	$0.04

	Statement of Cash Flows
	Previously Reported	Adjustments	As Restated
Year ended June 30, 2007
Net income (loss)	$(1,015,754)	$2,759,309	$1,762,161
Amortization of deferred interest	$519,915	$(519,915)	$-
Non-cash interest expense related to convertible debentures and warrants	$-	$436,258	$436,258
Minority interest	$-	$(18,606)	$(18,606)
Change in fair value of warrant and derivative liabilities	$-	$(2,675,652)	$(2,675,652)

4          ACQUISITION OF LRT

On April 16, 2008, Hebei acquired 100% of the registered capital of LRT for approximately 85 million RMB including related expenses (approximately $12.4 million) and 8 million shares of common stock valued at $10,480,000.  The Company paid the cash portion of the purchase price with funds received from its simultaneous sale of common stock to American Oriental Bioengineering, Inc.

5          DERIVATIVE FINANCIAL INSTRUMENTS

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

During the three months ended September 30, 2008 and 2007, the Company recognized other income of approximately $148,000 and $2,675,000, respectively, relating to recording the warrant and derivative liabilities at fair value.  At September 30, 2008 and June 30, 2008 there were approximately $3,848,000 and $4,161,000, respectively, of warrant and derivative liabilities, as the related debt instruments were not settled.

The Company’s derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the three months ended September 30, 2008:

Estimated dividends	None
Expected volatility	194%
Risk-free interest rate	2.0 – 2.28%
Expected term (years)	1.58 – 2.96

6          GOING CONCERN

As noted in the accompanying financial statements, at September 30, 2008 the Company has a deficiency in working capital of $11,615,663.  The uncertainties caused by this condition raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is exploring various alternatives to improve its financial position and continue to meet its obligations. Management is focusing on improving its operations and seeking additional debt and/or equity financing. There can be no assurance that any of these efforts will be fruitful.

7          NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The standard applies under other accounting pronouncements that require or permit fair value measurements with certain exceptions, SFAS 157 was effective for the Company as of January 1, 2008.  The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued a revision of SFAS No. 141, Business Combinations (“SFAS 141(R).  This accounting standard requires an acquirer to recognize and measure the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exception.  In addition, SFAS 141(R) requires that acquisition-related costs will be generally expensed as incurred.  SFAS 141(R) also expands the disclosure requirements for business combinations.  SFAS 141(R) will be effective for the Company prospectively on July 1, 2009.

8          SHORT-TERM BORROWINGS

Short-term borrowings consist of the following at September 30, 2008:

Non-interest bearing note payable to a local government, due three months after the Company is listed on the NASDAQ	$291,754

Short-term borrowing due to a related party, bearing interest at 8% per annum and due May 26, 2009. Repayment of this loan, including accrued interest, can be paid in cash or converted to common stock. Any amounts due on May 26, 2009 that have not been converted to common stock will be paid in cash.	3,356,966
$3,648,720

9          LOANS PAYABLE – OTHER

Loans payable – other consist of the following:

Loans from unrelated third parties maturing on various dates through June 30, 2009 and bearing interest at an average rate of 10%	$160,840

Loan payable bearing interest at 10% per annum and maturing on December 31, 2009	3,499,131
3,659,971
Less current portion	160,840
$3,499,131

10        LOAN FROM STOCKHOLDER

Loan from stockholder consists of the following:

Loan payable bearing interest at 10% per annum and maturing on December 13, 2011.	$4,098,035

Loans maturing on various dates through June 30, 2009, bearing interest at an average rate of 10%	112,051
4,210,086
Less current portion	112,051
$4,098,035

11	NOTE PAYABLE – BANK

Note payable – bank bears interest at 5.58% , is due December 31, 2008, is collateralized by a first security interest in substantially all assets of the Company and guaranteed by a vendor of the Company.

On August 27, 2008, the Company entered into an agreement with the Bank of China (“BC”) to renegotiate the terms of this loan.

According to this agreement, the loan matures as follows:

December 31, 2008	$2,918,000
June 30, 2009	2,918,000
December 31, 2009	249,271
$6,085,271

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

13	CONVERTIBLE DEBENTURES

Convertible debentures outstanding as of September 30, 2008, are as follows:

Convertible debentures issued	3,289,000
Less amounts converted to common stock	(2,116,000)
1,173,000
Less debt discount	283,608
Balance – September 30, 2008	889,392

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

 The initial fair values assigned to the embedded derivatives related to convertible debentures issued during the three months ended September 30, 2008 and 2007 were $0 and $51,652.

The Company recorded the fair value of the derivative instruments and warrants as a debt discount which will be amortized to interest expense over the term of the convertible debentures. During the three months ended September 30, 2008 and 2007, the Company recorded interest expense of $81,030 and $256,258, respectively, related to the amortization of the debt discount. If the total fair value of the derivative instruments and warrants was in excess of the proceeds received on the convertible debentures, the Company recorded the excess as additional interest expense. The Company recorded additional interest expense of $0 and $180,000 during the three months ended September 30, 2008 and 2007, respectively, related to the fair values of derivative instruments and warrants in excess of proceeds received.

14        WARRANTS

The following table summarizes the information relating to the warrants issued in connection with the sale of securities referred to in Note 13 above:

	Number Outstanding		Weighted Average
	September 30,		Remaining Contractual
Exercise Price	2008	2007	Life (Years)

$2.50	1,058,000	1,058,000	2.96
3.50	1,058,000	1,058,000	2.96
4.50	1,058,000	1,058,000	2.96
5.50	1,058,000	1,058,000	2.96
2.00	493,733	423,200	2.96
	4,725,733	4,655,200

15        VULNERABILITY DUE TO OPERATIONS IN PRC

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

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible.  The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China.  Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk are primarily cash and cash equivalents.

16	SUBSEQUENT EVENT

In October 2008 the company issued 1,135,000 shares of its common stock valued at $1,089,600 to member of its board of directors and management as compensation.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “China Aoxing believes,” “management believes” and similar language. The forward-looking statements are based on the current expectations of China Aoxing and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Management’s Discussion” in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Outline of Our Business
China Aoxing is a leading vertically integrated pharmaceutical company specializing in research, development, manufacturing and marketing of a broad range of narcotics and pain management pharmaceutical products. Our broad product line is comprised of prescription and over-the-counter pharmaceutical products.  Our pharmaceutical products have been approved by the Chinese State Food and Drug Administration (“SFDA”), based on demonstrated safety and efficacy. We sell our products primarily to hospitals, clinics, pharmacies and retail in most of the provinces of China, including rural areas and major cities.

▪
Our subsidiary, LRT, currently markets a wide assortment of traditional Chinese medicines, including its leading seller, Zhongtongan.  At the same time our subsidiary, Hebei Aoxing, is currently licensed to market the following products:Naloxone Hydrochloride injectables, which we have marketed since February 2007 for the treatment of acute alcoholism and acute poisoning by opioid and non-opioid drugs; and

▪	Shuanghuangliang capsules, a cough and cold treatment based on principles of traditional Chinese medicine, which we have marketed since December 2006.

Currently, Hebei Aoxing is also licensed to carry on the following late stage research and development:

▪
A clinical study of the use of Tilidine Hydrochloride tablets and capsules for treatment of moderate to severe pain associated with cancer and surgery, involving approximately 400 patients in several health centers in China;

▪	A clinical study of the use Codeine Phosphate Compound Medicine for treatment of cold and flu symptoms, involving approximately 300 patients at several health centers in China;

▪	A joint project with the National Institute of Drug Dependence at Beijing University to develop a sublingual Buprenorphine combo tablet to treat opioid dependence; and

▪	An application to the SFDA for a license to produce Pholcodine cough syrup, based on Hebei Aoxing’s existing designation as manufacturer of the active ingredient in Pholcodine.

In addition, Hebei Aoxing is involved in pre-licensing stages of development of a wide variety of other prescription and non-prescription pharmaceutical products.

Results of Operations

Revenues for the three months ended September 30, 2008 were $3,598,065, a 161% increase over the the revenues of $1,380,294 realized during the first three months ended September 30, 2007.  The increase in revenue was attributable to the contribution of $2,607,298 from our newly acquired subsidiary LRT.  Among the revenue contributors were Naloxone Hydrochloride injectable, Shuanghuangliang Capsules, and Zhongtongan.

Our cost of sales was $1,937,345 for three months ended September 30, 2008, which was 210% greater than the $625,653 in costs incurred during the three month ended September 30, 2007.   The increase resulted in a reduction in our gross margin ratio from 54.6% in the three months ended September 30, 2007 to 46.1% in the three months ended September 30, 2008.  The primary reason for the reduction in gross margin was the fact that the Beijing Olympics occurred during the quarter.  The proximity of our factory to the Olympic lead to markedly higher utility and logistics costs occurred during the period.  We expect that gross margin will return to its previous standards in future periods.

Gross profit increased by $906,079 during the three months ended September 30, 2008, a 120% increase over three months ended September 30, 2007.  This increase reflected higher net sales as a result of the contribution of our newly acquired subsidiary, LRT.  This was offset by the higher cost of sales percentages.

Research and development expenses increased from $57,262 during the three month ended September 30, 2007 to $266,329 during the three month ended September 30, 2008, a 365% increase.  The increase occurred because we applied a portion of the capital obtained in April 2008 to accelerated clinical development, with additional capital investment for pipeline products, including Tilidine, Codeine phosphate and other programs.

General and administrative expenses increased from $538,290 in the three months ended September 30, 2007 to $1,192,892 during the three months ended September 30, 2008, a 122% increase.  The primary reason for the increase was the consolidation of LRT with our operations.  In addition, we incurred additional expenses related to our ongoing  business expansion, including increased office rent, overhead expenses, legal, accounting, investor relations and other services,.

Selling expenses in the amount of $631,018 during the three months ended September 30, 2008 were a 128% increase over the $276,813 spent on selling during the three months ended September 30, 2007.  The increase was primarily due to the consolidation of LRT’s selling expenses with ours, as well as the expenses arising from our establishment of new sales and marketing headquarters in Beijing.

Depreciation and amortization expense increased from $118,812 in three months ended September 30, 2007 to $144,458 in three months ended September 30, 2008, or an increase of 21.6%, partially due to the integration and consolidation of fixed assets of LRT. LRT was not our subsidiary in 2007.

Our loss from operations was $573,977 and $236,536, respectively, during the three months ended September 30, 2008 and 2007.  The 143% increase in the loss was primarily due to increased expenditures associated with our business expansion.  This trend is likely to continue for the foreseeable future, until our products receive production approval by the China SFDA and gain reasonable scale in the market place.

Our interest expense during the three month ended September 30, 2008, $475,494, was $220,067 lower than the interest expense we recorded in the three months ended September 30, 2007.  The improvement resulted from a reduction in the interest charges related to the 10% and 8% convertible debentures that we issued during the 2007 and 2008 fiscal years.  As a large number of the debentures have been converted to common stock, we realized reduced interest expenses.  In addition, during the three months ended September 30, 2007 we incurred a $180,000 interest expense related to the difference between the fair values of the debentures and warrants that were issued and the net proceeds received from the investors.

On August 27, 2008, Hebei Aoxing entered an agreement with the Bank of China, which extended the maturity dates of our loans to December 31, 2009, after reducing the outstanding principal and accrued interest payment to the amount of $6,085,271.  As a result of this modification of the debt instruments, the Company recorded the forgiveness of debt in the amount of 10 million RMB, or $1,459,751.

Income tax expense for the three months ended September 30, 2008 was $79,693, compared to $0 for the three months ended September 30, 2007.  The Company’s effective tax rate during the three months ended September 30, 2008 was 11.3%.

Our net income for the three months ended September 30, 2008 was $626,119. This represented a significant reduction from the $1,762,161 in net income that we realized during the three months ended September 30, 2007.  .  However, the $1,762,161 in net income for the three months ended in September 30, 2007 was significantly attributed to the change in fair value of warrant and derivative liabilities in the amount of $2,675,625 during that period.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended September 30, 2008, the effect of converting our financial results to Dollars was to add $26,349 to our other comprehensive income.

Liquidity and Capital Resources

Our operations during the three months ended September 30, 2008 consumed $620,492.  The discrepancy between our net income for the quarter and our net loss of cash resulted from the fact that $1.4 million of our net income was attributable to the debt reduction afforded to us by the Bank of China.  In addition, the negative cash from operations reflected the expenses that we are incurring in our ongoing business expansion.

Our cash flows from financing activities amounted to $301,043 during the three months ended September 30, 2008.  During that period, we reduced our obligation to the Bank of China in the amount of 10 million RMB, or $1,458, 417, with the proceed from short term borrowing, mainly from AOB, in the amount of $1,759,460.

At September 30, 2008 we had a working capital deficit of $11,615,663.  The primary reason for the deficit is the custom of Chinese banks of conducting long-term lending relationships using short-term loans.  As a result, almost the entirety of our debt to the Bank of China is recorded as a current liability, although we fully expect that our credit with the Bank will be extended indefinitely.  In addition, we have an obligation to pay $3.6 million to American Oriental Bioengineering (“AOB”) in May 2009.  Since that company is our largest shareholder, we expect that debt will also be refinanced or converted to stock.  For these reasons, we believe that we have sufficient liquidity to carry on our operations and implement our business plan.

The capital injection that we received from AOB greatly improved the liquidity of the Company as we continue to develop our  pharmaceutical products.  Nevertheless, we will continue to  explore various alternatives to improve our financial position and secure sources of financing.  Among the possibilities being explored are new credit facilities, a new equity raise, new arrangements to license intellectual property, and a sale of selected property rights.  At the present time we have no commitment from any source for additional funds.

Impact of Accounting Pronouncements

New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements.  We believe the following new accounting pronouncements are relevant to the readers of our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. This Statement requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective as of the beginning of the Company’s first fiscal year beginning on or after December 15, 2008. The Company does not expect application of SFAS No. 141 (R) to have a material effect on its financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

 In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. Management is currently evaluating the impact FSP EITF 03-6-1 will have on the Company’s EPS calculations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Risk Factors that May Affect Future Results

Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks is realized, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in the shares of our common stock.  You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the market value of our common stock to decline, and you could lose all or part of your investment.

Our sales revenue remains small and is mainly derived from a few products.  A disruption in, or a compromise of, our manufacturing or sales operations, or distribution channels related to any of these products could materially and adversely affect our financial condition and results of operations.

We started to book our product revenues in late 2006, and only reached a sales volume of $7,066,053 for the year ended June 30, 2008, which was mainly derived from a few products approved by the China SFDA.  We expect that these products will continue to account for a majority of our sales in the near future. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

We lack sufficient capital to fully carry out our business plan.

In order to make our operations cost-efficient, it is necessary that we expand our operations.  At the present time, however, our capital resources are sparse.  At September 30, 2008 we had $5,191,437 in current assets, compared to $16,807,100 in current liabilities.  We are exploring various alternatives to improve our financial position and secure other sources of financing.  Such possibilities include a new credit facility, new equity raise, new arrangements to license intellectual property, the sales of selected property rights.

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

Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of September 30, 2008, goodwill and other intangibles comprised approximately 36.8% of our total assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. Our other intangible assets, consisting of licenses and patents, are assessed for impairment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product. In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs.

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

Juan Yue Han is the Chief Executive Officer of China Aoxing and of its operating subsidiary, Hebei Aoxing Pharmaceutical Group.  Mr. Yue is responsible for strategizing not only our business plan but also the means of financing it.  If Mr. Yue were to leave Hebei Aoxing or become unable to fulfill his responsibilities, our business would be imperiled.  At the very least, there would be a delay in the development of Hebei Aoxing until a suitable replacement for Mr. Yue could be retained.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Aoxing in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Aoxing is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Aoxing’s system of disclosure controls and procedures was effective as of September 30, 2008 for the purposes described in this paragraph.

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

Item 1.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

None

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st  quarter of fiscal 2009.

Item 2.                 Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA AOXING PHARMACEUTICAL COMPANY, INC.

Date: November 17, 2008	By:	/s/ Juan Yue Han
Juan Yue Han, Chief Executive Officer

Date: November 17, 2008	By:	/s/ Hongyue Hao
Hongyue Hao, Acting Chief Financial Officer