Form 10-Q
period 2008-12-31
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2009-02-17
CIK 1060426

United States

Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2008

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-24185

CHINA AOXING PHARMACEUTICAL COMPANY, INC.
(Name of Small Business Issuer in its Charter)
Florida	65-0636168
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Wall Street, 28th Floor, New York, NY	10006
(Address of principal executive offices)	(Zip Code)

(646) 512-5662
(Registrant’s telephone number including area code)

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]       No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One) Large accelerated filer   Accelerated filer __   Non-accelerated filer     Small reporting company[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]       No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

February 17, 2008

Common Stock: 82,819,555

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 (Unaudited)	June 30, 2008

ASSETS
CURRENT ASSETS:
Cash	$ 1,120,272	$ 1,565,513
Accounts receivable	2,310,304	2,536,047
Inventories	885,262	848,959
Prepaid expenses and sundry current assets	504,145	303,208
TOTAL CURRENT ASSETS	4,819,983	5,253,727

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	30,921,357	30,331,143
Other intangible assets	1,612,767	1,635,375
Goodwill	18,979,270	18,904,845
TOTAL LONG-TERM ASSETS	51,513,394	50,871,363
TOTAL ASSETS	$56,333,377	$56,125,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$ 4,688,458	$ 2,042,600
Accounts payable	3,589,173	3,544,795
Loan payable – other	525,517	380,070
Due to stockholders	109,014	112,068
Accrued expenses and taxes payable	3,305,023	4,851,314
Notes payable – bank	6,114,348	7,545,239
TOTAL CURRENT LIABILITIES	18,331,533	18,476,086

LONG-TERM DEBT – STOCKHOLDER	4,121,161	4,098,687
- OTHER	3,350,257	3,127,643
CONVERTIBLE DEBENTURES	934,173	1,098,362
WARRANT AND DERIVATIVE LIABILITIES	4,992,370	4,161,678
MINORITY INTEREST	53,118	24,598
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value,
100,000,000 shares authorized
82,819,555 shares issued and outstanding	82,820	81,090
Preferred stock, $0.001 par value
300,000 shares authorized
277,018 shares issued and outstanding	277	277
Additional paid-in capital	37,724,007	36,749,956
Accumulated deficit	(13,495,452)	(12,314,178)
Other comprehensive income	239,113	620,891
TOTAL STOCKHOLDERS’ EQUITY	24,550,765	25,138,036
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,333,377	$56,125,090

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
2008	2007 (Restated)	2008	2007 (Restated)

SALES	$2,315,709	$ 863,877	$5,913,774	$2,244,171
COST OF SALES	1,331,695	471,763	3,269,040	1,097,416
GROSS PROFIT	984,014	392,114	2,644,734	1,146,755

COSTS AND EXPENSES:
Research and development expense	73,907	46,392	340,236	103,654
General and administrative expenses	796,900	949,138	1,989,792	1,764,241
Selling expenses	492,518	-	1,123,536	-
Depreciation and amortization	87,424	119,583	231,882	238,395
TOTAL COSTS AND EXPENSES	1,450,749	1,115,113	3,685,446	2,106,290

LOSS FROM OPERATIONS	(466,735)	(722,999)	(1,040,712)	(959,535)

OTHER INCOME (EXPENSE):
Interest expense	(429,884)	(754,890)	(905,378)	(1,585,976)
Change in fair value of warrant and
derivative liabilities	(1,144,012)	(2,535,810)	(996,285)	139,841
Gain on foreign currency translation	60,481	-	263,518	-
Forgiveness of debt	(555)	-	1,459,196	-
TOTAL OTHER INCOME (EXPENSE)	(1,513,970)	(3,290,700)	(178,949)	(1,446,135)

LOSS BEFORE MINORITY INTEREST
AND INCOME TAXES	(1,980,705)	(4,013,699)	(1,219,661)	(2,405,670)

Minority interest in (income) losses of subsidiary	26,712	249,219	(28,520)	267,824

LOSS BEFORE INCOME TAXES	(1,953,993)	(3,764,480)	(1,248,181)	(2,137,846)

Income taxes	(18,994)	-	(98,687)	-

NET LOSS	(1,972,987)	(3,764,480)	(1,346,868)	(2,137,846)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(408,127)	1,194,519	(381,778)	1,238,807

COMPREHENSIVE LOSS	$(2,381,114)	$(2,569,961)	$(1,728,646)	$ (899,039)
BASIC AND DILUTED EARNINGS
PER COMMON SHARE	(0.2)	(0.09)	(0.01)	(0.05)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	82,771,294	41,612,319	81,988,536	40,580,356

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SIX MONTHS ENDED DECEMBER 31,

2008	2007 (Restated)

OPERATING ACTIVITIES:
Net loss	$(1,346,868)	$(2,137,846)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	601,310	602,934
Forgiveness of debt	(1,459,196)	-
Non-cash interest expense related to conversion
of debentures and warrants	125,810	765,015
Stocks issued for services and interest	520,187	334,442
Change in fair market value on derivative liability	996,285	(139,841)
Minority interest	28,520	(267,824)
Changes in operating assets and liabilities:
Accounts receivable	237,456	(148,775)
Inventories	(32,383)	(176,469)
Prepaid expenses and sundry current assets	(200,211)	(17,541)
Accounts payable	28,006	(197,344)
Accrued expenses, taxes and sundry current liabilities	(1,569,960)	608,326
NET CASH USED IN OPERATING ACTIVITIES	(2,071,044)	(774,923)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,021,280)	(10,904)
NET CASH USED IN INVESTING ACTIVITIES	(1,021,280)	(10,904)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	2,989,634	156,661
Borrowings (repayment) of loans to stockholders	-	(501,711)
Sale of convertible debentures	-	315,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,989,634	(30,050)

EFFECT OF EXCHANGE RATE ON CASH	(342,551)	89,643

INCREASE (DECREASE) IN CASH	(445,241)	(726,234)
CASH – BEGINNING OF PERIOD	1,565,513	1,511,127
CASH – END OF PERIOD	$ 1,120,272	$ 784,893

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of convertible debentures into common stock	$290,000	$660,000

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

BUSINESS DESCRIPTION AND BASIS OF CONSOLIDATION

China Aoxing Pharmaceutical Co., Inc. (“the Company”), through its subsidiaries, is a  pharmaceutical company specializing in research, development, manufacturing and marketing of a variety of narcotics and pain management pharmaceutical products in generic and innovative formulations.  The Company has two operating subsidiaries: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”), which at December 31, 2008 is 95% owned by the Company, and Shijazhuang Lerentang Pharmaceutical Company, Ltd. (“LRT”), which is 100% owned by Hebei.  Both subsidiaries were organized under the laws of the People’s Republic of China (“PRC”).

Since 2002, Hebei has been engaged in developing its analgesic products, building its facilities and obtaining the requisite licenses from the Chinese Government.  LRT manufactures a line of pain management drugs in pills, tablets, capsules, oral solutions and other formulations.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. At December 31, 2008 the Company owned 95% of Hebei, which owned 100% of LRT.  The consolidated accounts include 100% of the assets and liabilities of Hebei and the ownership interest of minority investors are recorded as minority interest.  All significant inter-company accounts and transactions have been eliminated.  These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company’s functional currency is the Chinese Renminbi (RMB); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

The following tables represent a summary of the effects of the restatement adjustments on the Company’s consolidated statements of operations for the three and six months ended December 31, 2007 and its statements of cash flows for the six months ended December 31, 2007.

	Statement of Operations
	Previously Reported		Adjustments			As Restated
Three months ended December 31, 2007
Interest expense		$426,133		$328,757		$754,890
Amortization of deferred interest	$		$		$
Change in fair value of warrant and derivative liabilities		$-		$(2,535,810)		$(2,535,810)
Minority interest		$-		$249,219		$249,219
Income (loss) before minority interest and income taxes		$(1,149,132)		$(2,864,567)		$(4,013,699)
Net income (loss)		$(1,149,132)		$(2,615,348)		$(3,764,480)
Basic and diluted earnings per share		$(0.03)		$(0.06)		$(0.09)

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

	Statement of Operations
	Previously Reported	Adjustments	As Restated
Six months ended December 31, 2007
Interest expense	$820,961	$765,015	$1,585,976
Amortization of deferred interest	$	$ $
Change in fair value of warrant and derivative liabilities	$-	$139,841	$139,841
Minority interest	$-	$267,824	$267,824
Income (loss) before minority interest and income taxes	$(1,780,496)	$(625,174)	$(2,405,670)
Net income (loss)	$(1,780,496)	$(357,350)	$(2,137,846)
Basic and diluted earnings per share	$(0.04)	$(0.01)	$(0.05)
	Statement of Cash Flows
	Previously Reported	Adjustments	As Restated
Six month ended December 31, 2007
Net income (loss)	$(1,780.496)	$(357,350)	$(2,137,846)
Non-cash interest expense related to convertible debentures and warrants	$-	$765,015	$765,015
Minority interest	$-	$(267,824)	$(267,824)
Change in fair value of warrant and derivative liabilities	$-	$(139,841)	$(139,841)

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s derivative financial instruments consist of warrants and embedded derivatives related to the convertible debentures (see Note 13). These embedded derivatives include conversion options. The Company determined that the features were embedded derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the three months ended December 31, 2008 and 2007, the Company recognized other losses of approximately $1,144,012 and $2,207,340, respectively, relating to recording the warrant and derivative liabilities at fair value.  At December 31, 2008 and June 30, 2008 there were approximately $4, 992,369 and $4,161,678 respectively, of warrant and derivative liabilities, as the related debt instruments were not settled.

The Company’s derivative instruments, including (1) conversion features embedded in the 149,600 shares of 8% convertible debentures at both December 31 and June 30, 2008. (2) five warrant contracts with expected terms of 2.71 years and strike price at $2.00, $2.50, $3.50, $4.50, and $5.50 respectively, as of December 31, 2008. Each financial derivative was valued individually at the date of issuance and at each subsequent balance sheet date using the Black-Scholes option pricing model, using the following assumptions during the three months ended December 31, 2008:

Estimated dividends

None

Expected volatility

169% (as of June 30, 2008)

286% (as of December 31, 2008)

Risk-free interest rate

0.37% – 2.28%

Expected term (years)

1.33 – 2.71 (as of December 31, 2008)

GOING CONCERN

As noted in the accompanying financial statements, at December 31, 2008 the Company has a deficiency in working capital of $13,511,552.  The uncertainties caused by this condition raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The primary reason for the deficit is the custom of Chinese banks of conducting long-term lending relationships using short-term loans.  As a result, the entirety of our debt to the Bank of China in the amount of $6,114,348 is recorded as a current liability, although we fully expect that our credit with the Bank will be extended indefinitely.  In addition, we have an obligation to pay $4,395,312 to American Oriental Bioengineering (“AOB”) in May 2009.  Since that company is our largest shareholder, we expect that debt will also be refinanced or converted to stock.  In addition, the management is also in active negotiation with stockholder lenders to restructure the borrowings in the amount of over $6 million on the balance sheet. For these reasons, we believe that we have necessary liquidity to carry on our operations and implement our business plan.

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

December 31, 2008

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

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

SHORT-TERM BORROWINGS

Short-term borrowings consist of the following at December 31, 2008:

Non-interest bearing note payable to a local government, due three months after the Company is listed on NASDAQ	$ 293,147

Short-term borrowing due to a related party, bearing interest at 8% per annum and due May 26, 2009. Repayment of this loan, including accrued interest, can be paid in cash or converted to common stock. Any amounts due on May 26, 2009 that have not been converted to common stock will be paid in cash.	4,395,312
$4,688,459

LOANS PAYABLE – OTHER

Loans payable – other consist of the following:

Loans from unrelated third parties maturing on various dates through June 30, 2009 and bearing interest at an average rate of 10%	$ 525,517

Loan payable bearing interest at 10% per annum and maturing on December 31, 2009	3,350,257
3,875,774
Less current portion	525,517
$3,350,257

10

LOAN FROM STOCKHOLDER

Loan from stockholder consists of the following:

Loan payable bearing interest at 10% per annum and maturing on December 13, 2011.	$4,121,161

Loans maturing on various dates through June 30, 2009, bearing interest at an average rate of 10%	109,014
4,230,175
Less current portion	109,014
$4,121,161

11

NOTE PAYABLE – BANK

Note payable – bank bears interest at 5.58%, is collateralized by a first security interest in substantially all assets of the Company and is guaranteed by a vendor of the Company.

On August 27, 2008, the Company entered into an agreement with the Bank of China (“BC”) to renegotiate the terms of this loan.

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

According to this agreement, the loan matures as follows:

December 31, 2008	$2,931,477
June 30, 2009	2,931,477
December 31, 2009	251,394
$6,114,348

As of December 31, 2008, the Company was actively negotiating new terms with BC for the loan principal that was due on December 31, 2008.

12

MINORITY INTEREST

As of December 30, 2007 the Company owned 60% of the issued and outstanding common stock of Hebei. On May 1, 2008 the Company acquired an additional 35% interest for $3,420,000.  In accordance with FASB Statement 141, the Company has accounted for the additional investment under the purchase method of accounting, resulting in goodwill of $2,790,236.  The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the Company receiving a valuation of the assets acquired and liabilities assumed.

13

CONVERTIBLE DEBENTURES

Convertible debentures outstanding as of December 31, 2008, are as follows:

Convertible debentures issued	3,289,000
Less amounts converted to common stock	(2,116,000)
1,173,000
Less debt discount	238,827
Balance – December 31, 2008	934,173

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

             The initial fair values assigned to the embedded derivatives related to convertible debentures issued during the three months ended December 30, 2008 and 2007 were $4, 992,370 and $13,124,474..

            The Company recorded the fair value of the derivative instruments and warrants as a debt discount which will be amortized to interest expense over the term of the convertible debentures. During the three months ended December 30, 2008 and 2007, the Company recorded interest expense of $44,780 and $224,655, respectively, related to the amortization of the debt discount. If the total fair value of the derivative instruments and warrants was in excess of the proceeds received on the convertible debentures, the Company recorded the excess as additional interest expense.

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

14

WARRANTS

The following table summarizes the information relating to the warrants issued in connection with the sale of securities referred to in Note 13 above:

Exercise Price	Number Outstanding ----------December 31,----------- 2008 2007	Weighted Average Remaining Contractual Life (Years)

$2.50	1,058,000	1,058,000	2.71
3.50	1,058,000	1,058,000	2.71
4.50	1,058,000	1,058,000	2.71
5.50	1,058,000	1,058,000	2.71
2.00	423,200	493,733	2.71
	4,655,200	4,725,733

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

Substantially all of the Company’s business is transacted in RMB, which is not freely convertible into foreign currency.  The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China.  Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

December 31, 2008

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

Outline of Our Business

China Aoxing is a  pharmaceutical company specializing in research, development, manufacturing and marketing of a broad range of narcotics and pain management pharmaceutical products. Our product line is comprised of prescription and over-the-counter pharmaceutical products.  Our pharmaceutical products have been approved by the Chinese State Food and Drug Administration (“SFDA”), based on demonstrated safety and efficacy. We sell our products primarily to hospitals, clinics, pharmacies and retail in most of the provinces of China, including rural areas and major cities.

Our subsidiary, LRT, currently markets a wide assortment of traditional Chinese medicines, including its leading seller, Zhongtongan. At the same time our subsidiary, Hebei Aoxing, is currently licensed to market the following products:

•

Naloxone Hydrochloride injectables, which we have marketed since February 2007 for the treatment of acute alcoholism and acute poisoning by opioid and non-opioid drugs; and

•

Shuanghuangliang capsules, a cough and cold treatment based on principles of traditional Chinese medicine, which we have marketed since December 2006.

Most recently, Hebei Aoxing received two production licenses from the China SFDA: Paracetamol/Caffeine Tablets for pain relief, as well as Ligustrazine Phosphate Injection for treatment of ischemic cerebrovascular disease, or ischemic stroke. The Company is planning to launch both products in the first half of 2009.

Currently, Hebei Aoxing is also licensed to carry on the following late stage research and development:

•

A clinical study of the use of Tilidine Hydrochloride tablets and capsules for treatment of moderate to severe pain associated with cancer and surgery, involving approximately 400 patients in several health centers in China;

•

A clinical study of the use Codeine Phosphate Compound Medicine for treatment of cold and flu symptoms, involving approximately 300 patients at several health centers in China;

•

A joint project with the National Institute of Drug Dependence at Beijing University to develop a sublingual Buprenorphine combo tablet to treat opioid dependence; and

•

An application to the SFDA for a license to produce Pholcodine cough syrup, based on Hebei Aoxing’s existing designation as manufacturer of the active ingredient in Pholcodine.

In addition, Hebei Aoxing is developing various drug delivery technologies at advanced stages for a wide variety of other prescription and non-prescription pharmaceutical products.

Results of Operations

Revenues for the three months ended December 31, 2008 were $2,315,709, a 168% increase over the revenues of $863,877 realized during the three months ended December 31, 2007.  Revenues for the six months ended December 31, 2008 were $5,193,774, a 163% increase over revenue of $2,244,171  realized during the six months ended December 31, 2008.  The increase in revenue was mainly attributable to the contribution from our newly acquired subsidiary LRT. Among the revenue contributors were Zhongtongan, Naloxone Hydrochloride injectable and Shuanghuangliang Capsules.

Our cost of sales was $1,331,695 for three months and $3,269,040 for the six months ended December 31, 2008, which was 182% and 198 % greater than the $471,763 and $1,097,416 in costs incurred during the three and six month periods ended December 31, 2007.   The increase resulted in a reduction in our gross margin ratio from 45.4% in the three months ended December 31, 2007 to 42.5% in the three months ended December 31, 2008, reflecting higher labor cost and raw material costs during the quarter.

Gross profit increased by $391,130 during the three months ended December 31, 2008, a 100% increase over three months ended December 31, 2007.  Gross profit increased by $1,497,979 during the six months ended December 31, 2008, a 131 % increase over six months ended December 31, 2007.  This increase reflected higher net sales as a result of the contribution of our newly acquired subsidiary, LRT.

General and administrative expenses reduced from $949,138 in the three months ended December 31, 2007 to $796,900 during the three months ended December 31, 2008.   While this appeared to represent a 16 % decrease, the reduction was caused, in fact, by the separation of selling expense $492,518 in the recent quarter from general and administrative expenses, and its disclosure at a separate line during the current quarter. Therefore for the three months ended December 31, 2008, the overall selling and general administrative expenses was 36% higher than that during the same period of 2007.   The increase occurred primarily due to the consolidation of LRT’s operation as well as share-based compensation in the amount of $19,400, $167,400 and $117,427, respectively for independent directors, management as well as professional services during the three months ended December 31, 2008.  The Company recorded share-based compensation in the amount of $154,510 during the three months ended December 31, 2007.  The company accounted for the share based payments according to SFAS 123R “Share Based Payment”, whereby it recognized the compensation expense based upon the undiscounted quoted market price of the stock on the date of issuance.

Selling, general and administrative expense during the six months ended December 31, 2008 was $3,113,328, compared to $1,764,241 during the six months ended December 31, 2008.  The increase was primarily due to the consolidation of LRT’s selling expenses with ours, as well as our ongoing business expansion, including increased office rent, overhead expenses, legal, accounting, investor relations and other services.

Our loss from operations was $466,735 and $722,999 respectively, during the three months ended December 31, 2008 and 2007.  Our loss from operations during the six months ended December 31, 2008 was $1,040,712, compared to $959,535 during the six months ended December 31, 2007.  The reduction of operational loss during the recent quarter was primarily due to contribution of LRT subsidiary.  It is an important goal for the Company to reach profitability based on the existing product lines and marketing strategy, although the Company needs to allocate critical resources to continue supporting the narcotic drug pipeline in the foreseeable future. This trend is likely to continue for the foreseeable future, until our products receive production approval by the China SFDA and gain reasonable scale in the marketplace.

Our interest expense was $429,884 and $754,890 respectively, during the three month ended December 31, 2008 and 2007.   Our interest expense was $905,378 during the six months ended December 31, 2008, 43% lower than that of $1,585,976 recorded in the six months ended December 31, 2007.   The decrease of interest expense was a result of the conversion of 10% convertible debenture and reduction of bank debt during the six months ended December 31, 2008.

On August 27, 2008, Hebei Aoxing entered an agreement with the Bank of China, which extended the maturity dates of our loans to December 31, 2009, after reducing the outstanding principal and accrued interest payment to the amount of $6,085,271.  As a result of this modification of the debt instruments, the Company recorded the forgiveness of debt in the amount of 10 million RMB, or $1,459,751 during the three month ended September 30, 2008.  Currently the company is in active negotiation with the Bank of China and exploring additional forgiveness of partial or entire outstanding principal and accrued interest.  However, the Company cannot guarantee the outcome of the negotiation at the moment.

Income tax expense was $18,994 and $98,687 for the three months and six months ended December 31, 2008, compared to $0 for the three months and six months ended December 31, 2007.  We incurred income tax despite incurring a loss from operations because our LRT subsidiary recorded positive earning during this period.

Our net loss was $1,972,987 for the three months ended December 31, 2008, representing a 47% reduction from the $3,764,480 in net loss that we realized during the three months ended December 31, 2007.  .  However, the net loss for both periods was significantly attributed to the change in fair value of warrant and derivative liabilities in the amount of $1,144,012 and $2,535,810, respectively, for the three months ended December 31, 2008 and 2007.

 Our net loss for the six months ended December 31, 2008 was $1,346,868. This represented a 37% decrease from the $2,137,846 in net loss that we realized during the six months ended December 31, 2007.  However, the net loss for both periods was significantly attributed to the change in fair value of warrant and derivative liabilities in the amount of $996,285 and $139,841, respectively, for the six months ended December 31, 2008 and 2007.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended December 31, 2008, the effect of converting our financial results to Dollars was a reduction of $381,778 for our other comprehensive income.

Liquidity and Capital Resources

Our operations during the six months ended December 31, 2008 consumed $2,071,044 in cash.  The disparity between net loss from operation in the amount of $1,346,868 and negative cash from operations in the amount of $2,071,044 reflected the impact of the forgiveness of bank debt in the amount of $1,459,196.

Our cash used in investing activities amounted to $1,021,280 during the six months ended December 31, 2008, reflecting the acquisition of additional property and equipment related to our LRT business.

Our cash flows from financing activities amounted to $2,989,634 during the six months ended December 31, 2008, mainly reflecting the receipt of cash from AOB as part of the convertible note signed in May 2008.

At December 31, 2008 we had a working capital deficit of $13,511,550.  The primary reason for the deficit is the custom of Chinese banks of conducting long-term lending relationships using short-term loans.  As a result, the entirety of our debt to the Bank of China is recorded as a current liability, although we fully expect that our credit with the Bank will be extended indefinitely.  In addition, we have an obligation to pay $4.4 million to American Oriental Bioengineering (“AOB”) in May 2009.  Since that company is our largest shareholder, we expect that debt will also be refinanced or converted to stock.  For these reasons, we believe that we have necessary liquidity to carry on our operations and implement our business plan.

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

We started to book our product revenues in late 2006, and our sales continue to be produced by a handful of products approved by the China SFDA.  We expect that these products will continue to account for a majority of our sales in the near future. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

    We lack sufficient capital to fully carry out our business plan.

In order to make our operations cost-efficient, it is necessary that we expand our operations.  At the present time, however, our capital resources are sparse. We are exploring various alternatives to improve our financial position and secure other sources of financing.  Such possibilities include a new credit facility, new equity raise, new arrangements to license intellectual property, the sales of selected property rights.   Especially in light of the current global credit crisis, the availability of such financing is not assured.  Without additional financing, our growth will be delayed significantly.

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

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. To this end, we expect to continue to substantially increase our employee headcount, which will place a significant strain on our management and on our operational, accounting, and information systems. Our need to manage our operations and growth effectively requires us to continue to expend funds to improve our financial controls, operating procedures, management information systems, reporting systems and procedures to manage our increased operations. If we are unable to implement improvements to our management information and control systems successfully in an efficient or timely manner, or if we encounter deficiencies in our existing systems and controls, then management may receive inadequate information to manage our day-to-day operations. We will also need to effectively train, motivate and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of December 31, 2008, goodwill and other intangibles comprised approximately 36% of our total assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. Our other intangible assets, consisting of licenses and patents, are assessed for impairment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product. In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Aoxing in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Aoxing is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial

Officer concluded that China Aoxing’s system of disclosure controls and procedures was effective as of December 31, 2008 for the purposes described in this paragraph.

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

Item 1.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

None

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd   quarter of fiscal 2009.

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

CHINA AOXING PHARMACEUTICAL COMPANY, INC.

Date: February 17, 2009

By: /s/ Juan Yue Han

                  Juan Yue Han, Chief Executive Officer

Date: February 17, 2009

By: /s/ Hongyue Hao

                   Hongyue Hao, Acting Chief  Financial Officer