Form 10-Q
period 2009-03-31
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2009-05-15
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-24185

CHINA AOXING PHARMACEUTICAL COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

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

Yes X	No___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes __No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer___   Non-accelerated filer___    Smaller reporting company    X
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___      No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
May 15, 2009
Common Stock: 82,819,555

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
（Unaudited）

	March 31, 2009 (Unaudited)	June 30, 2008

ASSETS
CURRENT ASSETS:
Cash	$987,894	$1,565,513
Accounts receivable	2,294,235	2,536,047
Inventories	701,462	848,959
Prepaid expenses and sundry current assets	754,996	303,208
TOTAL CURRENT ASSETS	4,738,587	5,253,727

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	30,333,047	30,331,143
Other intangible assets	1,578,321	1,635,375
Goodwill	18,924,641	18,904,845
TOTAL LONG-TERM ASSETS	50,836,009	50,871,363
TOTAL ASSETS	$55,574,596	$56,125,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$5,112,353	$2,042,600
Accounts payable	3,565,614	3,544,795
Loan payable – other	-	380,070
Due to stockholders	112,198	112,068
Accrued expenses and taxes payable	3,826,171	4,851,314
Notes payable – bank	6,093,716	7,545,239
TOTAL CURRENT LIABILITIES	18,710,052	18,476,086

LONG-TERM DEBT – STOCKHOLDER	4,103,722	4,098,687
- OTHER	3,716,616	3,127,643
CONVERTIBLE DEBENTURES	978,953	1,098,362
WARRANT AND DERIVATIVE LIABILITIES	3,490,056	4,161,678
MINORITY INTEREST	-	24,598

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value,
100,000,000 shares authorized
82,819,555and 82,819,555 shares issued and outstanding at	82,820	81,090
March 31,2009 and June 30,2008, respectively
Preferred stock, $0.001 par value
300,000 shares authorized
277,018 shares issued and outstanding	277	277
Additional paid-in capital	37,994,090	36,749,956
Accumulated deficit	(13,900,224)	(12,314,178)
Other comprehensive income	398,234	620,891
TOTAL STOCKHOLDERS’ EQUITY	24,575,197	25,138,036
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,574,596	$56,125,090

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	THREE MONTHS ENDED March 31,		NINE MONTHS ENDED March 31,
	2009	2008 (Restated)	2009	2008 (Restated)
SALES	$1,587,989	$857,065	$7,501,763	$3,101,236
COST OF SALES	1,070,086	453,456	4,339,126	1,550,872
GROSS PROFIT	517,903	403,609	3,162,637	1,550,364

COSTS AND EXPENSES:
Research and development expense	143,197	174,237	483,434	277,891
General and administrative expenses	797,954	1,316,804	2,787,746	2,515,251
Selling expenses	169,809	198,928	1,293,344	764,722
Depreciation and amortization	114,187	125,068	346,069	363,463
TOTAL COSTS AND EXPENSES	1,225,147	1,815,037	4,910,593	3,921,327

LOSS FROM OPERATIONS	(707,244)	(1,411,428)	(1,747,956)	(2,370,963)

OTHER INCOME (EXPENSE):
Interest expense	(495,489)	(329,497)	(1,400,868)	(1,915,473)
Change in fair value of warrant and
derivative liabilities	1,502,314	8,981,552	506,028	9,121,393
Gain on foreign currency translation	(42,481)	-	220,579	-
Impairment loss	(561,913)		(561,913)
Forgiveness of debt	-	-	1,459,654	-
TOTAL OTHER INCOME (EXPENSE)	402,431	8,652,055	223,480	7,205,920

LOSS BEFORE MINORITY INTEREST
AND INCOME TAXES	(304,813)	7,240,627	(1,524,476)	4,834,957

Minority interest in (income) losses of subsidiary	65,605	209,032	37,084	476,856

LOSS BEFORE INCOME TAXES	(239,208)	7,449,659	(1,487,392)	5,311,813

Income taxes	0	-	(98,686)	-

NET INCOME (LOSS)	(239,208)	7,449,659	(1,586,078)	5,311,813

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	159,152	192,409	(222,626)	414,968

COMPREHENSIVE INCOME (LOSS)	$(80,056)	$7,642,068	$(1,808,704)	$5,726,781

BASIC AND DILUTED EARNINGS
PER COMMON SHARE	(0.00)	0.18	(0.02)	(0.13)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	82,819,555	41,312,664	82,261,499	40,822,684

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	NINE MONTHS ENDED March 31,
	2009	2008 (Restated)
OPERATING ACTIVITIES:
Net loss	$(1,586,078)	$5,311,813
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	779,909	532,756
Impairment loss	561,913
Forgiveness of debt	(1,459,654)	-
Non-cash interest expense related to conversion
of debentures and warrants	170,591	2,081,872
Stocks issued for services and interest	892,528	1,373,735
Change in fair market value on derivative liability	(506,028)	(10,226,390)
Minority interest	(24,598)	(476,856)
Changes in operating assets and liabilities:
Accounts receivable	244,927	(85,304)
Inventories	148,540	40,302
Prepaid expenses and sundry current assets	(451,595)	(59,513)
Accounts payable	(310,969)	(336,408)
Accrued expenses, taxes and sundry current liabilities	(720,564)	874,509
NET CASH USED IN OPERATING ACTIVITIES	(2,261,078)	(969,484)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,247,403)	(12,317)
NET CASH USED IN INVESTING ACTIVITIES	(1,247,403)	(12,317)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	3,067,603
Other loan	204,594	205,442
Repayment of loans to stockholders		(596,181)
Acquisition deposit		3,728,000
Sale of convertible debentures	-	349,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,272,197	3,686,261

EFFECT OF EXCHANGE RATE ON CASH	(341,334)	124,461

INCREASE (DECREASE) IN CASH	(577,618)	2,828,921
CASH – BEGINNING OF PERIOD	1,565,513	1,511,127
CASH – END OF PERIOD	$987,895	$4,340,048

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of convertible debentures into common stock	$290,000	$1,209,000
Stock issued for financing agent	-	$831,600

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

1           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

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

2           BUSINESS DESCRIPTION AND BASIS OF CONSOLIDATION

China Aoxing Pharmaceutical Co., Inc. (“the Company”), through its subsidiaries, is a  pharmaceutical company specializing in research, development, manufacturing and marketing of a variety of narcotics and pain management pharmaceutical products in generic and innovative formulations.  The Company has one major operating subsidiary, Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”), which at March 31, 2008 is 95% owned by the Company, which was organized under the laws of the People’s Republic of China (“PRC”).

Since 2002, Hebei has been engaged in developing its analgesic products, building its facilities and obtaining the requisite licenses from the Chinese Government.  Currently Hebei is selling over 40 pharmaceutical products approved by the China SFDA with a strong focus on pain medicines, including a line of pain management drugs, in pills, tablets, capsules, oral solutions and other formulations, through the acquisition of Lerentang Pharmaceutical Company (“LRT “) in 2008,  .

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. At March 31, 2009 the Company owned 95% of Hebei.  The consolidated accounts include 100% of the assets and liabilities of Hebei and the ownership interest of minority investors are recorded as minority interest.  All significant inter-company accounts and transactions have been eliminated.  These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company’s functional currency is the Chinese Renminbi (RMB); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

3           RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the fiscal year 2008, the Company determined that the manner in which it historically accounted for the conversion feature and embedded put option of certain of its convertible debentures during the fiscal year 2006 through the fiscal year 2008 was not in accordance with SFAS No. 133, as amended, and EITF Issue No. 00-19.  The Company determined that the conversion feature was an embedded derivative instrument pursuant to SFAS No. 133.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date.  Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company was required to record a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company was required to record non-operating, non-cash income.  Accordingly, in connection with the restatement adjustments, the Company has approximately reflected the non-operating, non-cash income or expense resulting from the changes in fair value.  The Company had previously not recorded the embedded derivative instruments as liabilities and did not record the related changes in fair value.

The following tables represent a summary of the effects of the restatement adjustments on the Company’s consolidated statements of operations for the three and nine months ended March 31, 2008 and its statements of cash flows for the nine months ended March 31, 2008.

Statement of Operations	Previously Reported	Adjustments	As Restated
Three months ended
March 31, 2008
Interest expense	$117,637	$211,860	$329,497
Amortization of deferred interest	$519,915	$(519,915)	$-
Change in fair value of warrant and derivative liabilities	$-	$8,981,552	$8,981,552
Minority interest	$-	$209,032	$209,032
Income (loss) before minority interest and income taxes	$(2,285,426)	$9,526,053	$7,240,627
Net income (loss)	$(2,285,426)	$9,735,085	$7,449,659
Basic and diluted earnings per share	$(0.06)	$0.24	$0.18

Statement of Operations	Previously Reported	Adjustments	As Restated
Nine months ended
March 31, 2008
Interest expense	$938,598	$976,875	$1,915,473
Amortization of deferred interest	$1,559,745	$(1,559,745)	$-
Change in fair value of warrant and derivative liabilities	$-	$9,121,393	$9,121,393
Minority interest	$-	$476,856	$476,856
Income (loss) before minority interest and income taxes	$(4,869,306)	$9,704,263	$4,834,957
Net income (loss)	$(4,869,306)	$10,181,119	$5,311,813
Basic and diluted earnings per share	$(0.12)	$0.25	$0.13

Statement of Cash Flows	Previously Reported	Adjustments	As Restated
Nine month ended March 31, 2008
Net income (loss)	$(4,869,306)	$10,181,119	$5,311,813
Non-cash interest expense related to convertible debentures and warrants	$-	$2,081,872	$2,081,872
Minority interest	$-	$(476,856)	$(476,856)
Change in fair value of warrant and derivative liabilities	$-	$(10,226,390)	$(10,226,390)

4           DERIVATIVE FINANCIAL INSTRUMENTS

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

During the three months ended March 31, 2009 and 2008, the Company recognized gains of $1,502,314 and $8,981,552, respectively, relating to recording the warrant and derivative liabilities at fair value.  At March 31, 2009 and June 30, 2008 there were approximately $3,490,056 and $4,161,678 respectively, of warrant and derivative liabilities, as the related debt instruments were not settled.

The Company’s derivative instruments, including (1) conversion features embedded in the 234,600 shares of 8% convertible debentures at both March 31 2009 and June 30, 2008. (2) five warrant contracts with expected terms of 2.46 years and strike price at $2.00, $2.50, $3.50, $4.50, and $5.50 respectively, as of March 31, 2009. Each financial derivative was valued individually at the date of issuance and at each subsequent balance sheet date using the Black-Scholes option pricing model, with the following assumptions during the three months ended March 31, 2009:

Estimated dividends	None
Expected volatility	169% (as of June 30, 2008)
288% (as of March 31, 2009)
Risk-free interest rate	0.37% – 2.28%
Expected term (years)	0.57 – 1.15 (as of March 31, 2009)

5           GOING CONCERN

As noted in the accompanying financial statements, at March 31, 2009 the Company has a deficiency in working capital of $13,971,465.  The uncertainties caused by this condition raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The primary reason for the deficit is the custom of Chinese banks of conducting long-term lending relationships using short-term loans.  As a result, the entirety of our debt to the Bank of China in the amount of $6,093,716 is recorded as a current liability, although we fully expect that our credit with the Bank will be extended.  In addition, we have an obligation to pay $4,381,957 to American Oriental Bioengineering (“AOB”) in May 2009.  We expect that debt will be converted to stock in May 2009.  In addition, the management is also in active negotiation with stockholders and other lenders to restructure the borrowings on the balance sheet. For these reasons, we believe that we have necessary liquidity to carry on our operations and implement our business plan.

The Company is exploring various alternatives to improve its financial position and continue to meet its obligations, Management is focusing on improving its operations and seeking additional debt and/or equity financing. There can be no assurance that any of these efforts will be fruitful.

6           NEW ACCOUNTING PRONOUNCEMENTS

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

7           SHORT-TERM BORROWINGS

Short-term borrowings consist of the following at March 31, 2009:

Short-term borrowing due to others maturing on various dates	$ 730,396

Short-term borrowing due to AOB, bearing interest at 8% per annum and due May 26, 2009.  Repayment of this loan, including accrued interest, can be paid in cash or converted to common stock.  Any amounts due on May 26, 2009 that have not been converted to common stock will be paid in cash.
4,381,957
$5,112,353

8           LOANS PAYABLE – OTHER

Loans payable – other consist of loans from unrelated third parties maturing on December 31, 2011 and bearing interest at an average rate of 10% per annum.

9           LOAN FROM STOCKHOLDERS

Loan from stockholders consists of the following:

Loan payable bearing interest at 10% per annum and maturing on December 31, 2011.	$4,103,722

Loans maturing on various dates through June 30, 2009, bearing interest at an average rate of 10% per annum	112,198
4,215,920
Less current portion	112,198
$4,103,722

10    NOTE PAYABLE – BANK

Note payable – bank bears interest at 5.58% per annum, is collateralized by a first security interest in substantially all assets of the Company and is guaranteed by a vendor of the Company.

On August 27, 2008, the Company entered into an agreement with the Bank of China (“BC”) to renegotiate the terms of this loan.

According to this agreement, the loan matures as follows:

December 31, 2008	$2,921,585
June 30, 2009	2,921,585
December 31, 2009	250,546
$6,093,716

As of March 31, 2009, the Company was actively negotiating new terms with BC for the loan principal that was due on December 31, 2008.

11    MINORITY INTEREST

As of March 31, 2008 the Company owned 60% of the issued and outstanding common stock of Hebei. On May 1, 2008 the Company acquired an additional 35% interest for $3,420,000.  In accordance with FASB Statement 141, the Company has accounted for the additional investment under the purchase method of accounting, resulting in goodwill of $2,790,236.  The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the Company receiving a valuation of the assets acquired and liabilities assumed.

12    CONVERTIBLE DEBENTURES

Convertible debentures outstanding as of March 31, 2009, are as follows:

Convertible debentures issued	3,289,000
Less amounts converted to common stock	(2,116,000)
1,173,000
Less debt discount	194,047
Balance – March 31, 2009	978,953

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

The fair values assigned to the existing embedded derivatives related to convertible debentures were $3,490,056 and $4,161,678 on March 31, 2009 and June 30, 2008, respectively.

The Company recorded the fair value of the derivative instruments and warrants as a debt discount which will be amortized to interest expense over the term of the convertible debentures. During the three months ended March 31, 2009 and 2008, the Company recorded interest expense of $44,780 and $141,489, respectively, related to the amortization of the debt discount. If the total fair value of the derivative instruments and warrants was in excess of the proceeds received on the convertible debentures, the Company recorded the excess as additional interest expense.

13           WARRANTS

The following table summarizes the information relating to the warrants issued in connection with the sale of securities referred to in Note 13 above:

Exercise Price	Number Outstanding March 31		Weighted Average Remaining Contractual Life (Years)
	2009	2008
$2.50	1,058,000	1,058,000	2.46
3.50	1,058,000	1,058,000	2.46
4.50	1,058,000	1,058,000	2.46
5.50	1,058,000	1,058,000	2.46
2.00	423,200	493,733	2.46
	4,655,200	4,725,733

14           IMPAIRMENT LOSS

During three months ended March 30, 2009, the Company recorded an impairment charge of $561,913 to write-down the carrying value of two manufacturing buildings in connection with the consolidation of LRT manufacturing function into Hebei.

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

16           SUBSEQUENT EVENTS

On April 17, 2009, the Company entered into a sales Agreement (the “Agreement”) with Hebei Xinxing Geli Electronics Marketing Company Ltd and Shijiazhuang City Xinyang Weiye Property Company, Ltd.(“Purchasers”), PRC companies, for the sales of a land of 18,350 square meters located at the LRT production facility in the central area of Shijiazhuang City.

As part of the Agreement, the Company will transfer and convey its rights to the land to the Purchasers by June 15, 2009.  The gross proceeeds of the transaction to be received by the Company was 33,000,000 RMB ($4,837,800 USD) in cash, which will be used for general corporate purposes.

With additional capital from this transaction, the Company will continue to maintain tight cost controls on all variable expenses, including third party services and capital expenditure. Additionally, The Company will continue to explore various alternatives to improve its financial position, including seeking additional debt and/or equity financing. There can be no assurance that any of these efforts will be fruitful.

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

Outline of Our Business

China Aoxing is a pharmaceutical company specializing in research, development, manufacturing and marketing of a broad range of narcotics and pain management pharmaceutical products.  We sell over 40 pharmaceutical products approved by the Chinese State Food and Drug Administration (“SFDA”), based on demonstrated safety and efficacy.  Our product line is comprised of prescription and over-the-counter pharmaceutical products, primarily targeting hospitals, clinics, pharmacies and retail in most of the provinces of China, including rural areas and major cities.

Most recently, Hebei Aoxing received three production licenses from the China SFDA:   (1) Paracetamol/Caffeine Tablets for pain relief, (2) Isosorbide Mononitrate Injection for angina pectoris, myocardial infarction, of chronic congestive heart failure, pulmonary hypertension and related coronary artery disease, and (3) Ligustrazine Phosphate Injection for treatment of ischemic cerebrovascular disease, or ischemic stroke.

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

In addition, Hebei Aoxing is developing various drug delivery technologies at advanced stages for a wide variety of prescription and non-prescription pharmaceutical products.

Results of Operations

Revenues for the three months ended March 31, 2009 were $1,587,989, a 85% increase over the revenues of $857,065 realized during the three months ended March 31, 2008.  Revenues for the nine months ended March 31, 2009 were $7,501,763, a 142% increase over revenue of $3,101,236  realized during the nine months ended March 31, 2008.  The increase in revenue was mainly attributable to the contribution from our newly acquired subsidiary LRT. Among the revenue contributors were Zhongtongan, Naloxone Hydrochloride injectable and Shuanghuangliang Capsules.

Our cost of sales was $1,070,086 for three months and $4,339,126 for the nine months ended March 31, 2009, which was 136% and 180% greater than the $453,456 and $1,550,872 in costs incurred during the three and nine month periods ended March 31, 2008.   The increase resulted in a reduction in our gross margin ratio from 47% in the three months ended March 31, 2008 to 33% in the three months ended March 31, 2009, reflecting temporarily higher cost and lower output caused by the relocation and consolidation of the production workshop to Hebei during the quarter.

Gross profit increased by $114,294 during the three months ended March 31, 2009, a 28% increase over three months ended March 31, 2008.  Gross profit increased by $1,612,273 during the nine months ended March 31, 2009, a 104 % increase over nine months ended March 31, 2008.  This increase reflected higher net sales as a result of the contribution of our newly acquired subsidiary, LRT.

General and administrative expenses reduced from $1,316,804 in the three months ended March 31, 2008 to $797,954 during the three months ended March 31, 2009, reflecting tight cost control measure taken by the company management in recent period.    Share-based compensation during the three months ended March 31, 2009 was recorded in the amount of $202,227, including $29,100, $167,400 and $5727, respectively, for independent directors, management, and professional services.  The Company recorded share-based compensation in the amount of $989,981 during the three months ended March 31, 2008.  The company accounted for the share based payments according to SFAS 123R “Share Based Payment”, whereby it recognized the compensation expense based upon the undiscounted quoted market price of the stock on the date of issuance.

General and administrative expense was slight increased from $2,515,251 during the nine months ended March 31, 2008 to $2,787,746 during the nine months ended March 31, 2009.  The increase was primarily due to our ongoing business expansion, including increased office rent, overhead expenses, legal, accounting, investor relations and other services.

Our loss from operations was $707,244 and $1,411,428 respectively, during the three months ended March 31, 2009 and 2008.  Our loss from operations during the nine months ended March 31, 2009 was $1,747,956, compared to $2,370,963 during the nine months ended March 31, 2008.  The reduction of operational loss during the recent quarter was primarily due to contributions by our LRT subsidiary as well as tight cost controls in operation.  It is an important goal for the Company to reach profitability based on the existing product lines and marketing strategy, although the Company needs to allocate critical resources to continue supporting the narcotic drug pipeline in the foreseeable future. This trend is likely to continue for the foreseeable future, until our products receive production approval by the China SFDA and gain reasonable scale in the marketplace.

Our interest expense was $495,489 and $329,497 respectively, during the three month ended March 31, 2009 and 2008.   Our interest expense was $1,400,868 during the nine months ended March 31, 2009, 37% lower than that of $1,915,473 recorded in the nine months ended March 31, 2008.   The decrease of interest expense during the nine months ended March 31, 2009 was a result of the conversion of 10% convertible debenture and reduction of bank debt.

In February 2009, the company consolidated part of the manufacturing function of LRT into the Hebei Aoxing facility.  As a result, an impairment loss was recorded in the amount of $561,913 to reflect the write-down of carrying value of two manufacturing buildings during the three months ended March 31, 2009.

Our net loss was $239,209 for the three months ended March 31, 2009, compared to a net income of $7,449,659 during the three months ended March 31, 2008.  However, the net income for both periods was significantly attributed to the change in fair value of warrant and derivative liabilities in the amount of $1,502,314 and $8,981,552, respectively, for the three months ended March 31, 2009 and 2008.

 Our net loss for the nine months ended March 31, 2008 was $1,586,077, compared to that of $5,311,813 in net income recorded during the nine months ended March 31, 2008.  However, the net income for both periods was significantly attributed to the change in fair value of warrant and derivative liabilities in the amount of $506,028 and $9,121,393, respectively, for the nine months ended March 31, 2009 and 2008.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine months ended March 31, 2009, the effect of converting our financial results to Dollars was a reduction of $222,626 for our other comprehensive income, as compared to a gain of $414,968 during the nine months ended March 31, 2008.

 Liquidity and Capital Resources

Our operations during the nine months ended March 31, 2009 consumed $2,261,078 in cash.  The disparity between net loss from operation in the amount of $1,747,956 and negative cash from operations in the amount of $2,261,078 partially reflected the impact of the forgiveness of bank debt in the amount of $1,459,654.

Our cash used in investing activities amounted to $1,247,403 during the nine months ended March 31, 2009, reflecting the acquisition of additional property and equipment related to our LRT business.

Our cash flows from financing activities amounted to $3,272,197 during the nine months ended March 31, 2009, mainly reflecting the receipt of cash from AOB in exchange for  the convertible note signed in May 2008.

At March 31, 2009 we had a working capital deficit of $13,971,466.  The primary reason for the deficit is the custom of Chinese banks of conducting long-term lending relationships using short-term loans.  As a result, the entirety of our debt to the Bank of China is recorded as a current liability, although we fully expect that our credit with the Bank will be extended.  In addition, we have an obligation to pay $4.4 million to American Oriental Bioengineering (“AOB”) in May 2009.  We expect that debt will be converted to stock in May 2009.  In addition, the management is also in active negotiation with stockholders and other lenders to restructure borrowings on the balance sheet.  For these reasons, we believe that we have necessary liquidity to carry on our operations and implement our business plan.

The capital injection that we received from AOB and the land sales of LRT property  in April 2009 greatly improved the liquidity of the Company as we continue to develop our pharmaceutical products.  Nevertheless, we will continue to explore various alternatives to improve our financial position and secure sources of financing.  Among the possibilities being explored are new credit facilities, a new equity raise, new arrangements to license intellectual property, and a sale of selected property rights.  At the present time we have no commitment from any source for additional funds.

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

        Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of March 31, 2009, goodwill and other intangibles comprised approximately 37% of our total assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. Our other intangible assets, consisting of licenses and patents, are assessed for impairment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product. In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Aoxing in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Aoxing is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Aoxing’s system of disclosure controls and procedures was effective as of March 31, 2009 for the purposes described in this paragraph.

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

Item 1.      Changes in Securities and Registrant Purchase of Equity Securities

(c) Unregistered sales of equity securities

None

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd   quarter of fiscal 2009.

Item 2.    Exhibits

      31.1    Rule 13a-14(a) Certification – CEO
      31.2    Rule 13a-14(a) Certification – CFO
      32            Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA AOXING PHARMACEUTICAL COMPANY, INC.

Date: May 15, 2009	By: /s/ Juan Yue Han
Juan Yue Han, Chief Executive Officer

Date: May 15, 2009	By: /s/ Hongyue Hao
Hongyue Hao, Acting Chief Financial Officer