Form 10-K/A
period 2006-06-30
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2009-09-24
CIK 1060426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K/A
(Amendment No. 1)

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
Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer      Non-accelerated filer     Small reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements represent Management's belief as to the future of China Aoxing Pharmaceutical.  Whether those beliefs become reality will depend on many factors that are not under Management's control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends the Annual Report on Form 10-KSB for the year ended June 30, 2006 (the “2006 Annual Report”) filed by China Aoxing Pharmaceutical Company, Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission on October 13, 2006. The Form 10-K/A includes amended and restated consolidated financial statements and related financial information for the year ended June 30, 2006 and from inception (January 20, 2002) to June 30, 2006. The nature of the restatement is disclosed in Note 3 to the consolidated financial statements. The effects of this restatement are reflected in the Management’s Discussion and Analysis included in this Form 10-K/A.

The only changes to the disclosure made to the original filing are those that result from the restatement and are summarized in this Explanatory Note.  Some changes in format have been made to conform to the requirements of Regulation S-K, as Regulation S.B is no longer in effect.  However, the remainder of the disclosures in this Form 10-K/A has not been updated.  For current information regarding the Company, please see the recent Reports filed by the Company with the SEC.

Reason for the Restatement

In connection with their review in late February 2008 of previously-filed financial reports, the Company and its independent accountant, Paritz & Co., P.A., determined that the manner in which the Company historically accounted for the minority interest of the non-controlling shareholders was incorrect and should be restated in the consolidated financial statements of fiscal year 2006.   This amendment is being filed to correct the error and to reflect the effect of the correction on each financial statement line item and any per-share amounts.

Reverse Stock Split

All statements in this Report regarding China Aoxing's common stock have been adjusted, as necessary, to reflect the 1-for-4 reverse split of the common stock on July 6, 2006, as if it had occurred prior to the events discussed in this Report.

Disclosure Controls and Procedures

As a result of the restatement, management re-assessed its system of disclosure controls and procedures.  Item 8A of this Report, “Controls and Procedures” has been amended to reflect the results of that re-assessment.

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

Products - Analgesic

                Hebei Aoxing is currently equipped to manufacture a line of products based on Naloxone and a line of products based on Oxycodone.  If Hebei Aoxing is able to add $15.3 million to its capital, it intends to develop the capacity to manufacture a third line of products; this based on the Tilidine compounds that Hebei Aoxing has already developed.

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

            Zhi Ke Bao Pian.   This Cough Reliever is a traditional Chinese medicine compound made from the opium poppy.  The Cough Reliever can be used to remove phlegm and relieve cough. This product has been listed in the First Pharmacopoeia of the People's Republic of China.  The
ough Reliever has been applied in clinical treatment for a long period and has proven to be safe and highly effective. It does not have any toxic side-effect.

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

ITEM 1A.    RISK FACTORS

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

 Not Applicable.

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

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On May 31, 2006, stockholders owning a majority of the voting power of the Company executed written consents to action in lieu of meeting.  The stockholders approved amendments to the Certificate of Incorporation affecting a reverse stock split of the Company's common stock in a ratio of 1:4 and changing the Company's name to China Aoxing Pharmaceutical Company, Inc. The Company did not hold a meeting of stockholders, since a majority of the voting power approved the amendments by written consent.

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

	Bid
Quarter Ending	High	Low

September 30, 2004	$5.16	$2.36
December 31, 2004	$2.36	$1.00
March 31, 2005	$4.40	$1.00
June 30, 2005	$8.00	$.44

September 30, 2005	$.60	$.44
December 31, 2005	$1.60	$.40
March 31, 2006	$19.60	$1.80
June 30, 2006	$10.00	$5.20

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

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT'S PLAN OF OPERATIONS

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

Application of Critical Accounting Policies

            The Company has not earned any revenue from operations.Accordingly, the Company's' activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7.   The statements of the Company's operations, stockholder's equity and cash flows in its financial statements as at June 30, 2006 disclose activity since the Company's inception (January 20, 2002).

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

ITEM 8.       FINANCIAL STATEMENTS

            The Company's financial statements, together with notes and the Report of Independent Registered Public Accounting Firm, are set forth immediately following Item 15 of this Form 10-K/A.

  ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Zhenjiang Yue, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of China Aoxing’s disclosure controls and procedures as of June 30, 2006.  Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Aoxing in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Aoxing is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

As a result of his review, Mr. Yue noted material weaknesses:  specifically, the lack of expertise  among the personnel in our Chinese headquarters in dealing with accounting principles generally accepted in the U.S., and the small number of persons involved in our senior management.  Either of these weaknesses could result in a departure from generally accepted accounting principles or an omission  in disclosure.  Therefore, based on his evaluation, Mr. Yue concluded that China Aoxing’s system of disclosure controls and procedures was not effective as of June 30, 2006 for the purposes described in this paragraph.

The financial statements initially included in this report have been restated in this amended filing due to a departure from the application of generally accepted accounting principles.  Management has determined that disclosure controls and procedures were ineffective as of the last day of the period for which this report is filed, which resulted in management's failure to apply appropriate accounting principles.  Management has corrected the errors in the financial statements, as reflected in the restatement described in the notes to the financial statements included in this report.  In addition, management has undertaken to remedy the flaws in its system of disclosure controls and procedures that caused the errors by implementing the following additions to that system:

•
Our Chairman, previously held the offices of both Chief Executive Officer and Chief Financial Officer, which vested all of the ultimate responsibility for our financial reporting on one person.  We have remedied this problem by appointing a new Chief Financial Officer, who has over 15 years experience in public accounting, as well as a Vice President – Finance.  These two additional officers now share the responsibility for financial reporting with our Chief Executive Officer.

•
Previously we lacked a functioning audit committee of the Board of Directors.  This situation limited the ability of our Board of Directors to perform oversight over our company’s financial reporting.  We have now appointed an audit committee of independent directors, including a chairman who is an audit committee financial expert.  The audit committee is charged with responsibility for reviewing and approving the financial statements included in our reports.

•
We have designated a specific group within our China-based accounting department as responsible for our U.S. reporting obligations, and have retained independent consultants to provide training to this group.

•	We have upgraded the accounting software used by our internal accounting personnel.

Management believes that the aforesaid improvements to our disclosure controls and procedures are adequate to remedy the flaws that caused the errors in our previous financial reporting.  However, management believes that there remain material weaknesses in our disclosure controls and procedures:  specifically, the lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters and small number of persons involved in our senior management.  We intend to remedy these weaknesses as our resources permit.  However, at the present time Management cannot state that the Company’s disclosure controls and procedures are effective.

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

ITEM 9B.     OTHER INFORMATION

            None.

PART III

  ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

ITEM 11.   EXECUTIVE COMPENSATION

           This table itemizes the compensation paid to Zhenjiang Yue by Hebei Aoxing Pharmaceutical Co., Ltd. for services as its Chief Executive Officer during the past three years.  There was no officer of Ostar Pharmaceutical or Hebei Aoxing whose salary and bonus for services rendered during the year ended June 30, 2006 exceeded $100,000.

	Year	Salary

Zhenjiang Yue	2006	$37,500
	2005	$25,000
	2004	$25,000

Remuneration of Directors

           China Aoxing has not adopted any policy regarding compensation of members of the Board of Directors, and has not paid any cash remuneration to any member of the Board.

  ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Name and Address of	Amount and Nature of		Percent
Beneficial Owner (1)	Beneficial Ownership (2)		of Class

Zhenjiang Yue	8,000,000	(3)	20.0%
John C. Leo	1,200,000	(4)	3.0%
c/o American Union
Securities, Inc.
100 Wall Street - 15th Floor
New York, NY 10005

All directors as a group	9,200,000		23.0%
(2 persons)

Yumin Yue (5)	3,000,000		7.5%
Yifa Yue(5)	3,000,000		7.5%
Jinshuan Yue(5)	2,800,000		7.0%
Huaqin Zhou	2,200,000		5.5%
Zhonghui Yang	2,000,000		5.0%
Cuixia Liu	2,000,000		5.0%
Yongxia Sun	2,000,000		5.0%
Hongyue Hao	2,000,000		5.0%
Yongjun Hao	2,000,000		5.0%

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
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	--	--
Equity compensation plans not approved by security holders	0	--	0
Total	0	--	0

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 15.   EXHIBIT LIST

              (a) Financial Statements

           Report of Independent Registered Accounting Firm

           Consolidated Balance Sheets - June 30, 2006 and 2005

Consolidated Statements of Operations and Comprehensive Income - Years Ended June 30, 2006 and 2005 and Period from Inception (January 20, 2002) to June 30, 2006

Consolidated Statement of Changes in Stockholders' Equity - Period from Inception (January 20, 2002) to June 30, 2006

Consolidated Statements of Cash Flows - Years ended June 30, 2006 and 2005 and Period from Inception (January 20, 2002) to June 30, 2006

Notes to Consolidated Financial Statements

           (b) Exhibit List

3-a	Certificate of Incorporation, as amended to date.

3-b	By-laws - filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No.: 000-24185) filed on May 4, 1998, and incorporated herein by reference.

4-a	Form of Series A Common Stock Purchase Warrant issued as of September 28, 2006.

4-b	Form of Series B Common Stock Purchase Warrant issued as of September 28, 2006.

4-c	Form of Series C Common Stock Purchase Warrant issued as of September 28, 2006.

4-d	Form of Series D Common Stock Purchase Warrant issued as of September 28, 2006.

10-a	Midterm RMB Loan Contract Number 10, Year 2003 with Bank of China. - filed as an exhibit to the Current Report on Form 8-K filed on April 24, 2006 and incorporated herein by reference.

10-b	Midterm RMB Loan Contract Number 11, Year 2003 with Bank of China - filed as an exhibit to the Current Report on Form 8-K filed on April 24, 2006 and incorporated herein by reference.

10-c	Stock Purchase Agreement dated September 14, 2006 between China Aoxing Pharmaceutical Company, Inc. and Zhenjiang Yue.

14	Hebei Aoxing Pharmaceutical Group Co., Ltd. Code of Conduct Policy - filed as an exhibit to the Current Report on Form 8-K filed on April 24, 2006 and incorporated herein by reference.

21	Subsidiaries - Ostar Pharmaceutical
Hebei Aoxing Pharmaceutical Group Co., Ltd.

31.1	Rule 13a-14(a) Certification - CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certification

Paritz & Company, P.A.	15 Warren Street, Suite 25
Hackensack, New Jersey 07601
(201)342-7753
Fax: (201) 342-7598
E-Mail: paritz @paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
China Aoxing Pharmaceutical Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Aoxing Pharmaceutical Co., Inc. and Subsidiaries (a development stage company) as of June 30, 2006 and 2005 and the related consolidated statements of operations and changes in stockholders’equity and cash flows for the years ended June 30, 2006 and 2005 and for the period from inception (January 20, 2002) to June 30, 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying balance sheet, the Company’s current liabilities exceeded its current assets by $5,404,940 and the Company has not earned any revenues from operations since inception.  These circumstances raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As discussed in Note 3, the accompanying consolidated financial statements for the year ended June 30, 2006 and the period from inception (January 20, 2002) to June 30, 2006 have been restated.

/S/ Paritz & Company, P.A.
Hackensack, New Jersey
August 22, 2006, except for Note 10 which is dated September 28, 2006, and Note 3 which is dated September 29, 2008

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	-----------------June 30,-------------------

	2006	2005
	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$777	$36,993
Other receivables		7,529
Prepaid expenses and sundry current assets	156,463	135,953
TOTAL CURRENT ASSETS	157,240	180,475

Property and equipment, net of accumulated depreciation	17,822,043	17,513,036
TOTAL ASSETS	$17,979,283	$17,693,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$249,798	$759,023
Accounts payable	789,957	-
Loan payable – other	499,849	-
Loan from stockholders	29,014	39,963
Accrued expenses and taxes payable	995,998	525,348
Current portion of long-term debt	2,997,564	511,676
TOTAL CURRENT LIABILITIES	5,562,180	1,836,010

LONG-TERM DEBT	7,898,582	10,016,291
MINORITY INTEREST	1,731,339	-

STOCKHOLDERS’ EQUITY :
Common stock, par value $0.001
100,000,000 shares authorized
40,050,041 and 0 shares issued and outstanding	40,050	40,050
Preferred stock, par value $0.001
300,000 shares authorized
277,018 shares issued and outstanding	277	277
Additional paid-in capital	4,304,089	7,200,366
Accumulated deficit	(1,747,406)	(1,399,397)
Other comprehensive income	190,172	(86)
TOTAL STOCKHOLDERS’ EQUITY	2,787,182	5,841,210
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,979,283	$17,693,511

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended June 30,		From inception (January 20,2002)
	2006	2005	to June 30,2006
	(Restated)		(Restated)

Interest income	$-	12,307	18,721
Cost and expenses:
Research and development	136,039	29,464	166,888
General and administrative expenses	772,862	133,561	1,271,652
Interest expense	604,046	589,013	1,492,525
Total costs and expenses	1,512,947	752,038	2,931,065

Loss before minority interest	(1,512,947)	(739,731)	(2,912,344)

Minority interest in losses of subsidiary	121,036	-	121,036

Net loss	(1,391,911)	(739,731)	(2,791,308)

Other comprehensive income(loss):
Foreign currency transaction adjustment	190,258	(46)	190,172
Comprehensive loss	(1,201,653)	739,777	(2,601,136)

Basic and diluted loss per common share	(0.03)	(0.02)	(0.06)
Weighted average number of shares outstanding	40,050,041	40,050,041	40,050,041

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					ADDITIONAL		OTHER
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	VALUE	SHARES	VALUE	CAPITAL	DEFICIT	INCOME	TOTAL

Contribution by affiliated company of equipment in exchange for common stock	-	$724,069	-	$-	$-	$-	$-	$724,069
Net loss						(28,657)		(28,657)
BALANCE – JUNE 30, 2002	-	724,069	-	-	-	(28,657)	-	695,412
Net loss						(66,401)		(66,401)
BALANCE – JUNE 30, 2003	-	724,069	-	-	-	(95,058)	-	629,011
Contribution by affiliated company of equipment in exchange for common stock		6,516,624						6,516,624
Net loss						(564,608)		(564,608)
Translation adjustment							(40)	(40)
BALANCE – JUNE 30, 2004	-	7,240,693	-	-	-	(659,666)	(40)	6,580,987
Net loss						(739,731)		(739,731)
Translation adjustment							(46)	(46)
BALANCE – JUNE 30, 2005	-	7,240,693	-	-	-	(1,399,397)	(86)	5,841,210
Effect of stock splits and return of shares		(7,240,693)			7,200,416			(40,277)
Stock issued in connection with reverse merger	40,050,041	40,050	277,018	277				40,327
Effect of reverse merger on minority interest(Restated)					(2,896,327)	1,043,902		(1,852,425)
Net loss						(1,391,911)		(1,391,911)
Translation adjustment							190,258	190,258

BALANCE – JUNE 30, 2006(Restated)	40,050,041	$40,050	277,018	$277	$4,304,089	$(1,747,406)	$190,172	$2,787,182

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	------YEAR ENDED JUNE 30,------		From inception (January 20,2002) to June 30,2006
	2006	2005

	(Restated)		(Restated)

OPERATING ACTIVITIES:
Net loss	$(1,391,911)	$(739,731)	(2,791,308)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	321,933	187,440	595,952
Minority interest	(121,036)		(121,036)
Changes in operating assets and liabilities:
Other receivable	7,792	14,185	-
Prepaid expenses and sundry current assets	(15,756)	(93,197)	(156,463)
Accounts payable	4,390	(107,470)	789,957
Accrued expenses, taxes and sundry current liabilities	460,023	436,068	995,998
NET CASH USED IN OPERATING ACTIVITIES	(734,565)	(302,705)	(686,900)

INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(74,408)	(1,368,092)	(11,177,303)
NET CASH USED IN INVESTING ACTIVITIES	(74,408)	(1,368,092)	(11,177,303)

FINANCING ACTIVITIES:
Short-term borrowings	249,798	-	249,798
Other borrowings	499,849	-	499,849
Bank borrowings	-	-	10,896,147
Loans from stockholders	7,743	(51,546)	29,014
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	757,390	(51,546)	11,674,808
EFFECT OF EXCHANGE RATE ON CASH	15,367	169	190,172
INCREASE(DECREASE) IN CASH	(36,216)	(1,722,174)	777
CASH – BEGINNING OF YEAR	36,993	1,759,167	-
CASH – END OF YEAR	$777	$36,993	$777

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Common stock issued in exchange for property and equipment	$-	$-	$7,240,692

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

Basis of presentation - Development Stage Company

The Company has been developing its facilities, conducting research and development, and obtaining the requisite approvals from the Chinese government and since inception, has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a Development Stage Enterprise, as set forth in Financial Accounting Standards Board Statement No. 7 (ASFAS 7").     Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholder's equity and cash flows disclose activity since the date of the Company's inception.

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

Currency translation

Since the Company operates solely in the PRC, the Company=s functional currency is the Chinese Yuan (RMB).    Assets and liabilities are translated into U.S. Dollars at the June 30th exchange rates and records the related translation adjustments as a component of other comprehensive income (loss).  Revenue and expenses are translated using average exchange rates prevailing during the period.  Foreign currency transaction gains and losses are included in current operations.

3              RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the fiscal year 2008, the Company determined that the manner in which it historically accounted for the minority interest of the non-controlling shareholders was not in accordance with paragraph 26 of SFAS 154, and should be restated in the consolidated financial statements of fiscal year 2006.

	Consolidated Balance Sheet
As of June 30, 2006	Previously
	Reported	Adjustments	As Restated

Minority interest	$-	$1,731,339	$1,731,339
Additional paid-in capital	$7,200,416	$(2,896,327)	$4,304,089
Accumulated deficit	$(2,912,344)	$1,164,938	$(1,747,406)
Total stockholders' equity	$4,518,521	$(1,731,339)	$2,787,182

	Statement of Operations
As of June 30, 2006	Previously
	Reported	Adjustments	As Restated

Minority interest in losses of subsidiary	$-	$121,036	$121,036
Net loss	$(1,512,947)	$121,036	$(1,391,911)
Comprehensive loss	$(1,322,689)	$121,036	$(1,201,653)
Basic and diluted earnings (loss) per common share	$(0.03)	$(0.00)	$(0.03)

	Statement of Cash Flows
As of June 30, 2006	Previously
	Reported	Adjustments	As Restated

Net loss	$(1,512,947)	$121,036	$(1,391,911)
Minority interest	$-	$(121,036)	$(121,036)

	Statement of Operations
From Inception (January 20, 2002) to June 30, 2006	Previously
	Reported	Adjustments	As Restated

Minority interest in losses of subsidiary	$-	$121,036	$121,036
Net loss	$(2,912,344)	$121,036	$(2,791,308)
Comprehensive loss	$(2,722,172)	$121,036	$(2,601,136)

	Statement of Cash Flows
From Inception (January 20, 2002) to June 30, 2006	Previously
	Reported	Adjustments	As Restated

Net loss	$(2,912,344)	$121,036	$(2,791,308)
Minority interest	$-	$(121,036)	$(121,036)

4              PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	-----------------AMOUNT--------------
	------------------JUNE 30,---------------		LIFE
	June 30,2006	June 30,2005

Right to use land	$6,744,520	$6,516,624	Life of lease
Building and building improvements	9.487,270	9,216,933	39 years
Machinery and equipment	1,611,207	1,486,995	5-8 years
Furniture and fixtures	287,597	276,672	5-8 years
Automobiles	287,401	277,690	3-5 years
	$18,417,995	$17,774,914
Accumulated depreciation	595,952	261,878
	$17,822,043	$17,513,036

5              DUE TO STOCKHOLDERS

The amounts due to officers bear interest at 6.75% per annum and are due on demand.  The amounts due stockholders are non-interest bearing and are due on demand.

6              SHORT-TERM BORROWINGS

Short-term borrowings consist of a non-interest bearing note payable to a local government and are due three months after the Company is listed on NASDAQ.

7              LOANS PAYABLE - OTHER

Loans payable - other consists of various loans to unrelated third parties which are due on demand and bear interest as follows:

Non-interest bearing	$465,661
Weighted average interest rate of 10.5%	34,188
$499,849

8              LONG-TERM DEBT

Long-term debt consists of notes payable to a bank bearing interest at 5.58% per annum and due as follows:

Year ended June 30,
2007	$2,997,564
2008	3,622,057
2009	4,121,651
10,741,272
Note payable to credit union bearing interest at 6.635% and due December 31, 2007	154,874
10,896,146
Less current portion	2,997,564
$7,898,582

The notes payable bank are collateralized by a first security interest in substantially all assets of the Company and $4,995,940 is guaranteed by a vendor of the Company.  The note payable to the credit union is personally guaranteed by the majority stockholder of the Company.

9             RISK FACTORS

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

10            REVERSE STOCK SPLIT

All statements regarding the Company's common stock have been adjusted to give retroactive effect to the July 6, 2006 one-for-four reverse split.

11            SUBSEQUENT EVENTS

A       On September 26, 2006 the Company completed the sale of 945,000 units of securities at 2.00 per unit.  Each unit consisted of one share of common stock and four common stock purchases warrants exercisable at prices ranging from $2.50 to $5.50, subject to redemption if certain conditions were met.

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
John C. Leo, Director