Form 10-K/A
period 2007-06-30
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2009-09-24
CIK 1060426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2007.

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

Issuer's Telephone Number, including Area Code: 201-420-1075

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends the Annual Report on Form 10-KSB for the year ended June 30, 2007 (the “2007 Annual Report”) filed by China Aoxing Pharmaceutical Company, Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission on September 28, 2008. The Form 10-K/A includes amended and restated consolidated financial statements and related financial information for the years ended June 30, 2007 and 2006,.  It also includes amended and restated financial results for each of the three interim quarterly periods in the year ended June 30, 2007. The nature of the restatement is disclosed in Note 3 to the consolidated financial statements. The effects of this restatement are reflected in the Management’s Discussion and Analysis included in this Form 10-K/A.

The only changes made to the original filing are those that result from the restatement and are summarized in this Explanatory Note.  Some changes in format have been made to conform to the requirements of Regulation S-K, as Regulation S-B is no longer in effect.  The remainder of the disclosures in this Form 10-K/A has not been updated.  For current information regarding the Company, please see the recent Reports filed by the Company with the SEC.

Reasons for the Restatement

During the fiscal year 2008, the Company determined that the manner in which it historically accounted for the conversion feature and embedded put option of certain of its convertible debentures during the years ended June 30, 2007 was not in accordance with SFAS No. 133, as amended, and EITF Issue No.00-19. The Company determined that the conversion feature was an embedded derivative instrument pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company was required to record a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company was required to record non-operating, non-cash income. Accordingly, in connection with the restatement adjustments, the Company has approximately reflected the non-operating, non-cash income or expense resulting from the changes in fair value. The Company has previously not recorded the embedded derivative instruments as liabilities and did not record the related changes in fair value.

In addition, in connection with their review in late February 2008 of previously-filed financial reports, the Company and its independent accountant, Paritz & Co., P.A., determined that the manner in which the Company historically accounted for the minority interest of the non-controlling shareholders was incorrect and should be restated in the consolidated financial statements of fiscal year 2006 and 2007.   This amendment is being filed to correct the error and to reflect the effect of the correction on each financial statement line item and any per-share amounts,

Disclosure Controls and Procedures

As a result of the restatement, management re-assessed its system of disclosure controls and procedures.  Item 8A of this Report, “Controls and Procedures” has been amended to reflect the results of that re-assessment.

PART 1

Item 1.  Business

Reverse Merger – 2006

China Aoxing Pharmaceutical Company, Inc (“China Aoxing”) was incorporated in the State of Florida on January 23, 1996 under the name “Central American Equities Corp.”  Until mid-2006, the Company was engaged in the business of owning and operating hotels and restaurants and real property in Costa Rica.  On July 31, 2006, the Company’s hotel assets were sold to the individuals who were the Company’s Board of Directors until April 18, 2006.

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

ITEM 1B              UNRESOLVED STAFF COMMENTS

Not Applicable.

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

As of September 25, 2007, the following securities of the Company e outstanding:

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

ITEM 6.               SELECTED FINANCIAL DATA

Not applicable.

Item 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS

Restatement of Historical Financial Statements

During the fiscal year 2008, the Company determined that the manner in which it historically accounted for the conversion feature and embedded put option of certain of its convertible debentures during the years ended June 30, 2007 was not in accordance with SFAS No. 133, as amended, and EITF Issue No.00-19. The Company determined that the conversion feature was an embedded derivative instrument pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company was required to record a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company was required to record non-operating, non-cash income. Accordingly, in connection with the restatement adjustments, the Company has approximately reflected the non-operating, non-cash income or expense resulting from the changes in fair value. The Company has previously not recorded the embedded derivative instruments as liabilities and did not record the related changes in fair value.

In addition, in connection with their review in late February 2008 of previously-filed financial reports, the Company and its independent accountant, Paritz & Co., P.A., determined that the manner in which the Company historically accounted for the minority interest of the non-controlling shareholders was incorrect and should be restated in the consolidated financial statements of fiscal year 2006.   This amendment is being filed to correct the error and to reflect  the effect of the correction on each financial statement line item and any per-share amounts,

Effect of Restatement

The following tables set forth the effects of the restatement on our previously reported consolidated balance sheets, statements of operations for the years ended June 30, 2007 and 2006:

	Consolidated Balance Sheet
	Previously Reported	Adjustments	As Restated
As of June 30, 2007
Deferred interest	$9,531,771	$(9,531,771)	$-
Total assets	$30,711,389	(9,531,771)	$21,179,618
Minority interest	$-	$1,170,289	$1,170,289
Convertible debentures	$2,547,000	$(1,480,054)	$1,066,946
Warrant and derivative liabilities	$-	$13,726,286	$13,726,286
Additional paid-in capital	$18,602,922	$(13,779,224)	$4,823,698
Accumulated deficit	$(6,791,969)	$(9,169,068)	$(15,961,037)
Total stockholders’ equity	$12,232,843	$(22,948,292)	$(10,715,449)
Total liabilities and stockholders’ equity	$30,711,389	$(9,531,771)	$21,179,618

	Statement of Operations
	Previously Reported	Adjustments	As Restated
Year ended June 30, 2007
Interest expense	$940,006	$15,505,110	$16,445,116
Amortization of deferred interest	$1,532,133	$(1,532,133)	$-
Change in fair value of warrant and derivative liabilities	$-	$3,077,921	$3,077,921
Loss before minority interest	$(3,879,625)	$(10,895,056)	$(14,774,681)
Minority interest in losses of subsidiary	$-	$561,050	$561,050
Net loss	$(3,879,625)	$(10,334,006)	$(14,213,631)
Comprehensive loss	$-	$(14,022,395)	$(14,022,395)
Basic and diluted earnings per share	$(0.10)	$(0.25)	$(0.35)

	Statement of Cash Flows
	Previously Reported	Adjustments	As Restated
Year ended June 30, 2007
Net loss	$(3,879,625)	$(10,334,006)	$(14,213,631)
Amortization of deferred interest	$1,532,133	$(1,532,133)	$-
Non-cash interest expense related to convertible debentures and warrants	$-	$15,505,111	$15,505,111
Minority interest in losses of subsidiary	$-	$(561,051)	$(561,051)
Change in fair value of warrant and derivative liabilities	$-	$(3,077,921)	$(3,077,921)

	Consolidated Balance Sheet
	Previously
	Reported	Adjustments	As Restated
As of June 30, 2006
Minority interest	$-	$1,731,339	$1,731,339
Additional paid-in capital	$7,200,416	$(2,896,327)	$4,304,089
Accumulated deficit	$(2,912,344)	$1,164,938	$(1,747,406)
Total stockholders' equity	$4,518,521	$(1,731,339)	$2,787,182

	Statement of Operations
	Previously
	Reported	Adjustments	As Restated
As of June 30, 2006
Minority interest in losses of subsidiary	$-	$121,036	$121,036
Net income loss	$(1,512,947)	$121,036	$(1,391,911)
Comprenensive loss	$(1,322,689)	$121,036	$(1,201,653)
Basic and diluted earnings (loss) per common share	$(0.03)	$-	$(0.03)

	Statement of Cash Flows
	Previously
	Reported	Adjustments	As Restated
As of June 30, 2006
Net loss	$(1,512,947)	$121,036	$(1,391,911)
Minority interest in losses of subsidiary	$-	$(121,036)	$(121,036)

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

During the fiscal year ended June 30, 2007, the Company reported the cost of sales in the amount of $1,038,563, vs. no cost of sales during the year ended June 30, 2006.  The significant change in cost of sales was attributable to the fact that the Company was manufacturing the finished products of Naloxone Hydrochloride injectable and Shuanghuanglian Capsules in the fiscal year ended June 30, 2007.    The components of the cost of sales include the consumption of active pharmaceutical ingredient and chemicals, packaging material, direct labor cost as well as energy and utility expenditures.  As our sales increase, we expect that the cost of raw materials and packaging materials will increase proportionately.  On the other hand, our direct labor costs as well as energy and utility expenditures should grow at a slower rate than our sales, due to efficiencies of scale that we expect to realize.

The Company’s largest operational expense during the fiscal year ended June 30, 2007 was general and administrative expenses in the amount of $1,204,031.  The increase from the $772,862 in general and administration expense incurred in the fiscal year ended June 30, 2006 was primarily attributable to the fact that Hebei Aoxing is now introducing its products to the market, and has ramped up its staff for that purpose.    In fiscal year 2007 our total compensation expense was $703,724, compared to $232,351 in fiscal year 2006. In addition, we are now incurring legal, accounting and bookkeeping fees in connection with our new reporting obligations as a public company.  On top of this, China Aoxing is now incurring expenses incidental to its status as a U.S. public company, such as the cost of maintaining a physical presence in the U.S. and expenses related to investor relations.

In addition to the increase of general administrative expenditures, the Company also reported increases in the following categories of expenses:

▪	research and development spending, which increased by 99% as we applied the proceeds of our private placement of 10% convertible debentures to the development of an expanded line of products;
▪
selling expenses reflecting the sales and marketing expenses in connection with our new product launches, in the amount of $276,813 in fiscal year ended June 30, 2007, compared to $0 in fiscal year ended June 30, 2006;

▪
depreciation in the amount of $555,998, which increased by 71% due to new equipment put into service as the Company started to produce Naloxone Hydrochloride injectable and Shuanghuanglian Capsules in the fiscal year  ended June 30, 2007.

During the fiscal year ended June 30, 2007 the Company compensated certain directors by issuing shares of the Company’s common stock. The company accounted for the share based payments according to SFAS 123R “Share Based Payment”, whereby it recognized the compensation expense based upon the undiscounted quoted market price of the stock on the date of issuance. During the fiscal year ended June 30, 2007, the Company recorded compensation expense of $83,000 in the statement of operations.  There was no share based payments or compensations during the fiscal year ended June 30, 2006.

Loss from operations was $1,407,486 for the fiscal year ended June 30, 2007, which increased by 55% to the prior year, due to the business expension.

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

In the fall of 2006, we sold 10% convertible debentures in the principal amount of $1,989,000, 63,500 shares of common stock, and warrants to purchase 4,232,000 shares of common stock. We also issued warrants to the placement agent that facilitated the financing.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.

Our net loss for the fiscal year ended June 30, 2007 totaled $14,213,631, largely attributed to interest expense in connection with the issuance of 10% convertible debentures and warrants.   Because the exercise price of the warrants was less than the market price of our common stock when we completed the financing, non-cash interest expense was recognized and restated in the amount of $14,697,656 at the inception of the warrants using the fair value of the warrants calculated by deploying the Black- Scholes formula, which we are accounting for as an expense attributable to the debentures.

Our net loss before minority interest represents the consolidation of the results realized by our subsidiary, Hebei Aoxing, with the administrative expenses incurred by China Aoxing.  At the present time, however, China Aoxing owns only 60% of the equity in Hebei Aoxing.  Accordingly, only 60% of the retained loss from the operations of Hebei Aoxing affects the equity of our shareholders on a liquidation basis.  Therefore a Minority Interest of $561,050 (representing 40% of the loss incurred by Hebei Aoxing) was credited to our results for the year ended June 30, 2007, reducing our Net Loss to $14,231,631.  Likewise, if in the future Hebei Aoxing produces net income, the effect of that income on the value of our shareholders’ shares will be reduced by 40%.  It is for that reason that we have entered into an agreement with our Chairman, Zhenjiang Yue, to acquire an additional 35% interest in Hebei Aoxing, and are undertaking to raise the funds necessary to complete that acquisition.

As of June 30, 2007, in connection with the issuance of convertible debentures and warrants, as well as restatement of minority interest, the Company recognized and restated (1) the deletion of deferred interest entry in the amount of $9,531,771, (2) the fair value of warrant and derivative liabilities as long term liability in the amount of $13,726,286, (3) minority interest in the amount of $1,170,289, (4) reduction of additional paid-in capital to $4,823,698 from $18,602,922 as originally reported, (5) increase of accumulated deficit to $15,961,037 from $6,791,969 as originally reported.

As of June 30, 2007, the Company owned 60% of Hebei Aoxing, its operating subsidiary in China. We remain committed to pay $3,080,000 to our Chairman, Zhenjiang Yue, to purchase an additional 35% interest in Hebei Aoxing in order to bring our total interest in that subsidiary to 95%.

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

Quarterly Operations Analysis

The correction of our accounting policies resulted in restatement of our results for the years ended June 30, 2007 and 2006, as presented above, but also resulted in restatement of our results for the three interim quarters in the year ended June 30, 2007.  The following tables set forth the effects of the restatement on our previously reported consolidated balance sheets, statements of operations for the quarterly periods of the year ended June 30, 2007:

	Consolidated Balance Sheet
As of September 30,2006	Previously
	Reported	Adjustment	As Restated

Minority Interest	$-	$1,512,849	$1,512,849
Additional paid-in capital	$8,713,616	$(2,896,277)	$5,817,339
Accumulated deficit	$(3,509,741)	$1,383,428	$(2,126,313)
Total stockholders' equity	$5,434,324	$(1,512,849)	$3,921,475

	Consolidated Balance Sheet
As of December 31, 2006	Previously
	Reported	Adjustment	As Restated
Interest discount	$-	$1,740,375	$1,740,375
Deferred interest	$10,571,601	$(10,571,601)	$-
Total assets	$31,025,074	$(8,831,226)	$22,193,848
Warrant and derivative liabilities	$-	$14,349,114	$14,349,114
Minority interest	$-	$1,327,822	$1,327,822
Deferred Interest	$11,063,904	$(11,063,904)	$-
Additional paid-in capital	$7,052,222	$(2,896,277)	$4,155,945
Accumulated deficit	$(4,530,959)	$(10,547,981)	$(15,078,940)
Total stockholders' equity	$13,921,613	$(24,508,162)	$(10,586,549)
Total liabilities and stockholders' equity	$31,025,074	$(8,831,226)	$22,193,848

	Consolidated Balance Sheet
As of March 31, 2007	Previously
	Reported	Adjustment	As Restated

Interest discount	-	1,621,208	1,621,208
Deferred interest	$10,051,686	$(10,051,686)	$-
Total assets	$30,406,622	$(8,430,478)	$21,976,144
Warrant and derivative liabilities	$-	$19,244,902	$19,244,902
Minority interest	$-	$1,121,640	$1,121,640
Deferred Interest	$11,063,904	$(11,063,904)	$-
Additional paid-in capital	$7,052,222	$(2,896,277)	$4,155,945
Accumulated deficit	$(6,071,527)	$(14,836,839)	$(20,908,366)
Total stockholders' equity(Deficiency)	$12,741,241	$(28,797,020)	$(16,055,779)
Total liabilities and stockholders' equity	$30,406,622	$(8,430,478)	$21,976,144

	Statement of Operations
For three months ended September 30, 2006	Previously
	Reported	Adjustment	As Restated

Minority interest in losses of subsidiary	$-	$218,490	$218,490
Net income (loss)	$(597,397)	$218,490	$(378,907)

	Statement of Operations
For three months ended December 31, 2006	Previously
	Reported	Adjustment	As Restated

Interest expense	$402,322	$14,697,656	$15,099,978
Amortization of deferred interest expense	$492,303	$(492,303)	$-
Change in fair value of warrant and derivative liabilities	$-	$(2,088,917)	$(2,088,917)
Income(loss) before minority interest	$(1,021,218)	$(12,116,436)	$(13,137,654)
Minority interest	$-	$185,027	$185,027
Net income (loss)	$(1,021,218)	$(11,931,409)	$(12,952,627)
Basic and diluted earnings (loss) per common share	$(0.03)	$(0.29)	$(0.32)

	Statement of Operations
For Six months ended December 31, 2006	Previously
	Reported	Adjustment	As Restated

Interest expense	$731,353	$14,697,656	$15,429,009
Amortization of deferred interest expense	$492,303	$(492,303)	$-
Change in fair value of warrant and derivative liabilities	$-	$(2,088,917)	$(2,088,917)
Income(loss) before minority interest	$(1,618,615)	$(12,116,436)	$(13,735,051)
Minority interest	$-	$403,517	$403,517
Net income (loss)	$(1,618,615)	$(11,712,919)	$(13,331,534)
Basic and diluted earnings (loss) per common share	$(0.04)	$(0.29)	$(0.33)

	Statement of Operations
For three months ended March 31, 2007	Previously
	Reported	Adjustment	As Restated

Interest expense	$265,194	$248,625	$513,819
Amortization of deferred interest expense	$519,915	$(519,915)	$-
Change in fair value of warrant and derivative liabilities	$-	$4,766,330	$4,766,330
Income(loss) before minority interest	$(1,384,772)	$(4,495,040)	$(5,879,812)
Minority interest in losses of subsidiary	$-	$206,182	$206,182
Net income (loss)	$(1,384,772)	$(4,288,858)	$(5,673,630)
Basic and diluted earnings (loss) per common share	$(0.03)	$(0.11)	$(0.14)

	Statement of Operations
For nine months ended March 31, 2007	Previously
	Reported	Adjustment	As Restated

Interest expense	$976,876	$14,946,281	$15,923,157
Amortization of deferred interest expense	$1,012,218	$(1,012,218)	$-
Change in fair value of warrant and derivative liabilities	$-	$2,677,413	$2,677,413
Income(loss) before minority interest	$(3,159,183)	$(16,611,476)	$(19,770,659)
Minority interest in losses of subsidiary	$-	$609,699	$609,699
Net income (loss)	$(3,159,183)	$(16,001,777)	$(19,160,960)
Basic and diluted earnings (loss) per common share	$(0.08)	$(0.40)	$(0.48)

	Statement of Cash Flows
For three months ended Sep. 30, 2006	Previously
	Reported	Adjustment	As Restated

Net loss	$(597,397)	$218,490	$(378,907)
Minority interest	$-	$(218,490)	$(218,490)

	Statement of Cash Flows
For six months ended December 31, 2006	Previously
	Reported	Adjustment	As Restated

Net loss	$(1,618,615)	$(11,712,919)	$(13,331,534)
Amortization of deferred interest	$492,303	$(492,303)	$-
Change in fair value of warrants and derivative liabilities	$-	$12,608,739	$12,608,739
Minority interest	$-	$(403,517)	$(403,517)

	Statement of Cash Flows
For nine months ended March 31, 2007	Previously
	Reported	Adjustment	As Restated

Net loss	$(3,159,183)	$(16,001,777)	$(19,160,960)
Amortization of deferred interest	$1,012,218	$(1,012,218)	$-
Minority interest	$-	$(609,699)	$(609,699)
Change in fair value of warrant and derivative liabilities	$-	$2,677,413	$2,677,413

Three Months Ended September 30, 2006

At the end of September 2006 China Aoxing closed a private placement of securities that yielded it net proceeds in excess of $1.6 million.  With those funds, Hebei Aoxing has commenced manufacturing of the first product that it will take to market:  a traditional Chinese treatment for cough and cold named “Shuanghuanglian.”  As soon as government approval of its analgesic manufacturing facilities is obtained, Hebei Aoxing will also use the proceeds of the offering to commence production and marketing of its Naloxone products.  In addition, it continues to fund its research and development programs, including, Codeine Phosphate, Oxycodone, Tilidine and other pipeline products.

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

The Company’s second largest expense for the three months ended September 30, 2006 was the general and administrative expense in the amount of $258,299.   Our general and administrative expenses are expected to increase due to the fact that Hebei Aoxing is now introducing its products to the market, and has ramped up its staffing for that purpose.  In addition, we are now incurring legal, accounting and bookkeeping fees in connection with our new reporting obligations as a public company.  On top of this, China Aoxing is now incurring expenses incidental to its status as a U.S. public company, such as the cost of maintaining a physical presence in the U.S. and expenses related to investor relations.

For the three months ended September 30, 2006, the Company incurred a restated net loss of $378,907, decreased by $218,490 from $597,397 as originally reported, reflecting the impact of  minority interest in losses of subsidiary in the amount of $218,490.

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

Our ability to achieve financial stability will depend on the success of securing additional funding and cash generated from our marketing efforts of our pipeline products, which cannot be predicted at this time due to regulatory risks and other uncertainties.   Therefore, we continue to actively seek investment capital, and expect to issue more equity securities for this purpose in the coming months.

As of September 30, 2006, the Company recognized and restated minority interest in the amount of $1,512,849, and its stockholders’ equity was restated to $3,921,475, decreased by $1,512,849 from $5,434,324 as originally reported, which reflected the impact of (1) minority interest in the amount of $1,512,849, (2) reduction of additional paid-in capital from $8,713,616 to $5,817,339, and (3) reduction of accumulated deficit from $3,509,741 to $2,126,313.

As of September 30, 2006, our company owns 60% of Hebei Aoxing  In addition, we remain committed to pay $3,080,000 to our Chairman, Zhenjiang Yue, to purchase an additional 35% interest in Hebei Aoxing in order to bring our total interest in that subsidiary to 95%.

Three Months Ended December 31, 2006

The Company completed a private placement of offering 10% convertible debentures, common stocks and warrants from September 28 to November 30, 2006, and received gross proceeds of $2,116,000 less placement fees of approximately $275,080, resulting in net proceeds of $1,840,920.

The Company reported product revenues of $345,907 from the sales of Shuanghuanglian during the three months ended December 31, 2006.  As Shuanghuanglian is an herbal medicine that is most popular during the winter season, we anticipate seasonal fluctuation of the demand for Shuanghuanglian in the coming quarters. The Company received gross proceeds of $2,116,000 less placement fees of approximately $275,080, resulting in net proceeds of $1,840,920.

During the three months ended December 31, 2006, cost of revenues and gross profit were $157,567 and $188,340, respectively, compared to $0 with no production activities during the same period of the prior year.

The Company’s largest expense during the three months ended December 31, 2006 was interest.  At December 31, 2006 we had over $14.5 million in debt, long and short-term, that we incurred to build our facilities and develop our product line.  The interest that accrued on our debt during the three months ended December 31, 2006 totaled $402,322.  Until Hebei Aoxing generates revenues from operations or secures capital infusions from investors, we will depend on loans to fund our ongoing development costs, and our interest expense will be high.

A second category of interest expense arose from the financing that we completed in the fall of 2006.  In that financing we sold convertible debentures in the principal amount of $1,989,000, 63,500 shares of common stock, and warrants to purchase 4,232,000 shares of common stock. We also issued warrants to the placement agent that facilitated the financing.  Because the exercise price of the warrants was less than the market price of our common stock when we completed the financing, non-cash interest expense was recognized and restated in the amount of $14,697,656 at the inception of the warrants using the fair value of the warrants calculated by deploying the Black- Scholes formula, which we are accounting for as an expense attributable to the debentures.

The Company’s second largest expense for the three months ended December 31, 2006 was the general and administrative expense in the restated amount of $199,479, decreased by $63,250 from $262,729 as originally reported.  This restatement reflected the reclassification of the government grant in the amount of $63,250 into the gain of operation.   Our general and administrative expenses are expected to increase due to the fact that Hebei Aoxing is now introducing its products to the market, and has ramped up its staffing for that purpose.  In addition, we are now incurring legal, accounting and bookkeeping fees in connection with our new reporting obligations as a public company.  On top of this, China Aoxing is now incurring expenses incidental to its status as a U.S. public company, such as the cost of maintaining a physical presence in the U.S. and expenses related to investor relations.

Our net loss for the three months ended December 31, 2006 was restated in the amount of $12,952,627, increased by $11,931,409 from $1,021,218 as originally reported, largely impacted by (1) non-cash interest expense in connection with the issuance of warrants in the amount of $14,697,656, (2) change in fair value of warrant and derivative liabilities, in the amount of $2,088,917, from the inception of issuance of convertible debentures, and (3) minority interest in losses of subsidiary in the amount of $185,027.

As of December 31, 2006, in connection with the issuance of convertible debentures and warrants, as well as restatement of minority interest, the Company recognized and restated (1) discount interest as long-term assets in the amount of $1,740,375, (2) additional long-term liabilities in the amount of $14,349,114, (3) minority interest in the amount of $1,327,822, (4) deletion of deferred interest in the amount of $11,063,904, (5) reduction of additional paid-in capital to $4,155,945 from $7,052,222 as originally reported, (6) increase of accumulated deficit to $15,078,940 from $4,530,959.

As of December 31, 2006, the Company owned 60% of Hebei Aoxing, its operating subsidiary in China. We remain committed to pay $3,080,000 to our Chairman, Zhenjiang Yue, to purchase an additional 35% interest in Hebei Aoxing in order to bring our total interest in that subsidiary to 95%.

Three Months Ended March 31, 2007

During the three months ended March 31, 2007, the Company reported product revenues of $561,959 from the sales of Naloxone Hydrochloride injectable and Shuanghuanglian Capsules, about 62% higher than the sales in the previous quarter.

The Company’s largest expense during the three months ended March 31, 2007 was general and administrative expenses in the amount of $815,520.  Our general and administrative expenses are expected to increase due to the fact that Hebei Aoxing is now introducing its products to the market, and has ramped up its staffing for that purpose.  In addition, we are now incurring legal, accounting and bookkeeping fees in connection with our new reporting obligations as a public company.  On top of this, China Aoxing is now incurring expenses incidental to its status as a U.S. public company, such as the cost of maintaining a physical presence in the U.S. and expenses related to investor relations.

At March 31, 2007 we had over $14.5 million in debt, long and short-term, that we incurred to build our facilities and develop our product line.  The interest that accrued on our debt totaled $265,194 and $976,826, respectively, during the three months and nine months ended March 31, 2007.

In connection with the restatement of fair value of embedded derivatives of convertible debentures and warrants, the entry of amortization of deferred interest expense was deleted in the amount of $519,915, and non-cash loss was recognized in the amount of $4,766,330 to reflect the increase of the fair value of warrant and derivative liabilities. In addition, a gain from minority interest in losses of subsidiary was restated in the amount of $206,182.   As a result of the above restatement, the net loss for the three months ended March 31, 2007 was increased by $4,288,858 from $1,384,772 to $5,673,630.

As of March 31, 2007, in connection with the issuance of convertible debentures and warrants, as well as restatement of minority interest, the Company recognized and restated (1) discount interest as long-term assets in the amount of $1,621,208, (2) additional long-term liabilities in the amount of $19,244,902, (3) minority interest in the amount of $1,121,640, (4) deletion of deferred interest in the amount of $10,051,686, (5) reduction of additional paid-in capital to $4,155,945 from $7,052,222 as originally reported, (6) increase of accumulated deficit to $20,908,366 from $6,071,527.

As of March 31, 2007, the Company owned 60% of Hebei Aoxing, its operating subsidiary in China. We remain committed to pay $3,080,000 to our Chairman, Zhenjiang Yue, to purchase an additional 35% interest in Hebei Aoxing in order to bring our total interest in that subsidiary to 95%.

Item 8.                 Financial Statements

The Company’s financial statements, together with notes and the Report of Independent Registered Public Accounting Firm, are set forth immediately following Item 14 of this Form 10-KSB/A.

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

As a result of his review, Mr. Yue noted material weaknesses:  specifically, the lack of expertise among the personnel in our Chinese headquarters in dealing with accounting principles generally accepted in the U.S., and the small number of persons involved in our senior management.  Either of these weaknesses could result in a departure from generally accepted accounting principles or an omission in disclosure.  Therefore, based on his evaluation, Mr. Yue concluded that China Aoxing’s system of disclosure controls and procedures was not effective as of June 30, 2007 for the purposes described in this paragraph.

The financial statements initially included in this report have been restated in this amended filing due to departure from the application of generally accepted accounting principles.  Management has determined that disclosure controls and procedures were ineffective as of the last day of the period for which this report is filed, which resulted in management's failure to apply appropriate accounting principles.  Management has corrected the errors in the financial statements, as reflected in the restatement described in the notes to the financial statements included in this report.  In addition, management has undertaken to remedy the flaws in its system of disclosure controls and procedures that caused the errors by implementing the following additions to that system:

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

Option Grants in the Last Fiscal Year

Percent
		of total			Potential realizable
	Number of	options			value at assumed
	securities	granted to			annual rates of
	underlying	employees	Exercise		appreciation
	option	in fiscal	Price	Expiration	for option term
	granted	year	($/share)	Date	5%	10%
Zhenjiang Yue	--	--	--	--	--	--

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Zhenjiang Yue	8,000,000(2)	19.8%
Hui Shao	75,000	0.2%
Richard Wm. Talley	280,162(3)	0.7%
Joseph J. Levinson	40,000	0.1%
Jiaqi Wang	25,000	0.1%
All directors and officers as a group (5 persons)	8,420,162	20.8%
Yumin Yue(4)	3,000,000	7.4%
Yifa Yue	3,000,000	7.4%
Jinshuan Yue	2,800,000	6.9%
Huaqin Zhou	2,200,000	5.4%

__________________________________

(1)	Unless otherwise indicated, all shares are held of record.

(2)	Includes 3,000,000 shares owned of record by Mr. Yue’s spouse, Cuiying Hao.

(3)	Includes 250,162 shares issuable upon exercise by Mr. Talley of certain warrants issued to him in compensation for services in connection with the Company’s private placement of securities.

(4)	Yumin Yue, Yifa Yue and Jinshuan Yue are, respectively, the adult daughter, adult son, and father of Zhenjiang Yue.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Item 15.  Exhibit List

(a) Financial Statements

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets – June 30, 2007 and 2006

Consolidated Statements of Operations and Comprehensive Income – Years Ended June 30, 2007 and 2006

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

14	Hebei Aoxing Pharmaceutical Group Co., Ltd. Code of Conduct Policy – filed as an exhibit to the Current Report on Form 8-K filed on April 24, 2006 and incorporated herein by reference.

21	Subsidiaries – Ostar Pharmaceutical
Hebei Aoxing Pharmaceutical Group Co., Ltd.

31.1 31.2	Rule 13a-14(a) Certification - CEO Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certification- Zhenjiang Yue

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
China Aoxing Pharmaceutical Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Aoxing Pharmaceutical Co., Inc. and Subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 3, the accompanying consolidated financial statements for the years ended June 30, 2007 and 2006 have been restated.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
September 17, 2007, except for Note 3 which is dated September 29, 2008

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	----------------JUNE 30,-----------------
	2007	2006
	(Restated)	(Restated)

ASSETS
CURRENT ASSETS:
Cash	$1,511,127	$777
Accounts receivable	112,602	-
Inventories	219,742	-
Prepaid expenses and sundry current assets	117,560	156,463
TOTAL CURRENT ASSETS	1,961,031	157,240

Property and equipment, net of accumulated depreciation	19,218,587	17,822,043
TOTAL ASSETS	$21,179,618	$17,979,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$262,302	$249,798
Accounts payable	896,300	789,957
Loan payable – other	499,148	499,849
Loan from stockholders	1,133,019	29,014
Accrued expenses and taxes payable	1,927,505	995,998
Current portion of long-term debt	6,885,290	2,997,564
TOTAL CURRENT LIABILITIES	11,603,564	5,562,180

LONG-TERM DEBT	4,327,982	7,898,582
CONVERTIBLE DEBENTURES	1,066,946	-
WARRANT AND DERIVATIVE LIABILITIES	13,726,286	-
TOTAL LIABILITIES	30,724,778	13,460,762

MINORITY INTEREST	1,170,289	1,731,339

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, par value $0.001
100,000,000 shares authorized
40,205,340 and 40,050,041 shares issued and outstanding	40,205	40,050
Preferred stock, par value $0.001
300,000 shares authorized
277,018 shares issued and outstanding	277	277
Additional paid-in capital	4,823,698	4,304,089
Accumulated deficit	(15,961,037)	(1,747,406)
Other comprehensive income	381,408	190,172
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(10,715,449)	2,787,182
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,179,618	$17,979,283

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	------YEAR ENDED JUNE 30,------
	2007	2006
	(Restated)	(Restated)

SALES	$1,938,639	$-

COST OF SALES	1,038,563	-

GROSS PROFIT	900,076	-

OPERATING EXPENSES:
Research and development	270,720	136,039
General and administrative	1,204,031	772,862
Selling expense	276,813	-
Depreciation and amortization	555,998	-
TOTAL OPERATING EXPENSES	2,307,562	908,901

LOSS FROM OPERATIONS	(1,407,486)	(908,901)
OTHER INCOME (EXPENSES):
Interest expense	(16,445,116)	(604,046)
Change in fair value of warrant and derivative liabilities	3,077,921	-
LOSS BEFORE MINORITY INTEREST	(14,774,681)	(1,512,947)

MINORITY INTEREST IN LOSSES OF SUBSIDIARY	561,050	121,036

NET LOSS	(14,213,631)	(1,391,911)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	191,236	190,258

COMPREHENSIVE LOSS	$(14,022,395)	$(1,201,653)

Basic and diluted loss per common share	$(0.35)	$(0.03)

Weighted average number of shares outstanding	40,098,373	40,050,041

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					ADDITIONAL		OTHER
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	TOTAL
	SHARES	VALUE	SHARES	VALUE	CAPITAL	DEFICIT	INCOME

BALANCE – JUNE 30, 2005	-	$7,240,693	-	$-	$-	$(1,399,397)	$(86)	$5,841,210
Effect of stock splits and return of shares		(7,240,693)			7,200,416			(40,277)
Stock issued in connection with reverse merger	40,050,041	40,050	277,018	277				40,327
Effect of reverse merger on minority interest(Restated)					(2,896,327)	1,043,902		(1,852,425)
Net loss						(1,391,911)		(1,391,911)
Translation adjustment							190,258	190,258
BALANCE – JUNE 30, 2006 (Restated)	40,050,041	40,050	277,018	277	4,304,089	(1,747,406)	190,172	2,787,182
Common stock issued	155,215	155			338,652			338,807
Derivative liability affected by conversion of debt (Restated)					180,957			180,957
Translation adjustment							191,236	191,236
Net loss (Restated)						(14,213,631)		(14,213,631)
BALANCE – JUNE 30, 2007 (Restated)	40,205,256	$40,205	277,018	$277	$4,823,698	$(15,961,037)	$381,408	$(10,715,449)

See notes to financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	------YEAR ENDED JUNE 30,------
	2007	2006
	(Restated)	(Restated)

OPERATING ACTIVITIES:	$(14,213,631)	$(1,391,911)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	634,846	321,933
Non-cash interest expense related to convertible debentures and warrants	15,505,111	-
Change in fair value of warrants and derivative liabilities	(3,077,921)	-
Minority interest	(561,051)	(121,036)
Changes in operating assets and liabilities:
Accounts receivable	(112,602)	-
Other receivable	-	7,792
Inventories	(219,742)	-
Prepaid expenses and sundry current assets	47,960	(15,756)
Accounts payable	60,610	4,390
Accrued expenses, taxes and sundry current liabilities	873,847	460,023
NET CASH USED IN OPERATING ACTIVITIES	(1,062,573)	(734,565)
INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(1,106,274)	(74,408)
NET CASH USED IN INVESTING ACTIVITIES	(1,106,274)	(74,408)
FINANCING ACTIVITIES:
Repayment of bank borrowings	(313,681)	-
Short-term borrowings	-	249,798
Other borrowings	(29,638)	499,849
Loans from stockholders	1,102,325	7,743
Sale of convertible debentures	2,547,000	-
Sale of common stock	317,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,623,006	757,390
EFFECT OF EXCHANGE RATE ON CASH	56,191	15,367
INCREASE(DECREASE) IN CASH	1,510,350	(36,216)
CASH – BEGINNING OF YEAR	777	36,993
CASH – END OF YEAR	$1,511,127	$777
Supplemental disclosures of cash flow information:
Non-cash financing activities:
Common stock issued in exchange for accrued interest	$21,807	$-

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

Share based compensation and payments

The Company accounts for share-based compensation in accordance with SFAS 123 R (Share-Based Payment) which was issued in December, 2004 to amend SFAS 123.  The statement concludes that services received from employees and directors in exchange for stock-based compensation results in a cost to the employer that must be recognized in the financial statements.  The cost of such awards is measured at fair value at the date of grant.

Upon issuance of restricted stock, prepaid expense is debited and equity is credited. Subsequently, compensation expense is debited as the prepaid expense is amortized. The cost is amortized in general and administrative expense.

The cost of the restricted stock is measured at fair value on the date of grant.

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

Derivative financial instruments

The Company’s derivative financial instruments consist of warrants and embedded derivatives related to the convertible debentures (see Note 12). These embedded derivatives include conversion options. The Company determined that the features were  embedded derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the years ended June 30, 2007 and 2006, the Company recognized other income (expense) of approximately $3,078,000 and $0, respectively, relating to recording the warrant and derivative liabilities at fair value.  At June 30, 2007 and 2006 there were approximately $13,726,000 and 0 of warrant and derivative liabilities, as the related debt instruments were not settled.

The Company’s derivative instruments, including (1) conversion features embedded in the 856,667 shares of 10% and 149,600 shares of 8% convertible debentures respectively at June 30, 2007, vs. 0 shares at June 30, 2006.   (2) five warrant contracts with expected term of 4.21 years and strike price at $2.00, $2.50, $3.50, $4.50 and $5.50 respectively, as of June 30, 2007.   Each financial derivative was valued individually at the date of issuance and at each subsequent balance sheet date using the Black-Scholes option pricing model, using the following summarized assumptions during the year ended June 30, 2007:

Estimated dividends	None
Expected volatility	169%
Risk-free interest rate	1.87 – 4.92%
Expected term (years)	1.25 – 5.0

The expected volatility was determined based on the historic quoted market price of the common stock over the last 12 months.  Risk free interest rate in the range of 1.87% to 4.92% was determined based on the quoted US treasury rate under the same expected term with each corresponding financial instrument.

3             RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the fiscal year 2008, the Company determined that the manner in which it historically accounted for the conversion feature and embedded put option of certain of its convertible debentures during the years ended June 30, 2007 was not in accordance with SFAS No. 133, as amended, and EITF Issue No.00-19. The Company determined that the conversion feature was an embedded derivative instrument pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the convertible debenture agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company was required to record a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company was required to record non-operating, non-cash income. Accordingly, in connection with the restatement adjustments, the Company has approximately reflected the non-operating, non-cash income or expense resulting from the changes in fair value. The Company has previously not recorded the embedded derivative instruments as liabilities and did not record the related changes in fair value.

In addition, as part of the restatement, the Company determined that the manner in which it historically accounted for the minority interest of the non-controlling shareholders was not in accordance with paragraph 26 of SFAS 154, and should be restated in the consolidated financial statements of fiscal year 2007 and 2006.

	Consolidated Balance Sheet
	Previously Reported	Adjustments	As Restated
As of June 30, 2007
Deferred interest	$9,531,771	$(9,531,771)	$-
Total assets	$30,711,389	(9,531,771)	$21,179,618
Minority interest	$-	$1,170,289	$1,170,289
Convertible debentures	$2,547,000	$(1,480,054)	$1,066,946
Warrant and derivative liabilities	$-	$13,726,286	$13,726,286
Additional paid-in capital	$18,602,922	$(13,779,224)	$4,823,698
Accumulated deficit	$(6,791,969)	$(9,169,068)	$(15,961,037)
Total stockholders’ equity (deficiency)	$12,232,843	$(22,948,292)	$(10,715,449)
Total liabilities and stockholders’ equity (deficiency)	$30,711,389	$(9,531,771)	$21,179,618

	Statement of Operations
	Previously Reported	Adjustments	As Restated
Year ended June 30, 2007
Interest expense	$940,006	$15,505,110	$16,445,116
Amortization of deferred interest	$1,532,133	$(1,532,133)	$-
Change in fair value of warrant and derivative liabilities	$-	$3,077,921	$3,077,921
Loss before minority interest	$(3,879,625)	$(10,895,056)	$(14,774,681)
Minority interest in losses of subsidiary	$-	$561,050	$561,050
Net loss	$(3,879,625)	$(10,334,006)	$(14,213,631)
Comprehensive loss	$-	$(14,022,395)	$(14,022,395)
Basic and diluted earnings per share	$(0.10)	$(0.25)	$(0.35)

	Statement of Cash Flows
	Previously Reported	Adjustments	As Restated
Year ended June 30, 2007
Net loss	$(3,879,625)	$(10,334,006)	$(14,213,631)
Amortization of deferred interest	$1,532,133	$(1,532,133)	$-
Non-cash interest expense related to convertible debentures and warrants	$-	$15,505,111	$15,505,111
Minority interest	$-	$(561,051)	$(561,051)
Change in fair value of warrant and derivative liabilities	$-	$(3,077,921)	$(3,077,921)

	Consolidated Balance Sheet
	Previously
	Reported	Adjustments	As Restated
As of June 30, 2006
Minority interest	$-	$1,731,339	$1,731,339
Additional paid-in capital	$7,200,416	$(2,896,327)	$4,304,089
Accumulated deficit	$(2,912,344)	$1,164,938	$(1,747,406)
Total stockholders' equity	$4,518,521	$(1,731,339)	$2,787,182

	Statement of Operations
	Previously
	Reported	Adjustments	As Restated
As of June 30, 2006
Minority interest in losses of subsidiary	$-	$121,036	$121,036
Net income loss	$(1,512,947)	$121,036	$(1,391,911)
Comprenensive loss	$(1,322,689)	$121,036	$(1,201,653)
Basic and diluted earnings (loss) per common share	$(0.03)	$-	$(0.03)

	Statement of Cash Flows
	Previously
	Reported	Adjustments	As Restated
As of June 30, 2006
Net loss	$(1,512,947)	$121,036	$(1,391,911)
Minority interest	$-	$(121,036)	$(121,036)

4              PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	-------------AMOUNT--------------		LIFE
	-------------JUNE 30,---------------
	2007	2006

Right to use land	$7,082,153	$6,744,520	Life of lease
Building and building improvements	11,039,782	9,487,270	39 years
Machinery and equipment	1,917,288	1,611,207	5-8 years
Furniture and office equipment	309,736	287,597	5-8 years
Automobiles	300,803	287,401	3-5 years
	20,649,762	18,417,995
	1,431,175	595,952
	$19,218,587	$17,822,043

5              DUE TO STOCKHOLDERS

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

9              CONVERTIBLE DEBENTURES

On September 28, 2006, the Company completed the sale of 869,500 units of securities at $2.00 per unit.  Each unit consisted of one share of common stock and four common stock purchase warrants exercisable at prices ranging from $2.50 to $5.50.  The warrants are exercisable for five years and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants.  In October 2006, the Company exchanged all of the shares of common stock purchased in this offering for a 10% convertible debenture in the amount of his/her investment, plus the four warrants purchased in the offering.  The convertible debentures bear interest payable semi-annually.  The warrants were valued at $11,063,904 using the Black Scholes method by recording deferred interest and a credit to stockholders’ equity (see Note 10 for detailed information).

On November 30, 2006, the Company sold 188,500 units of securities.  Each unit consists of a share of common stock or 10% convertible debenture and four common stock purchase warrants, exercisable at prices ranging from $2.50 to $5.50.  The warrants are exercisable for five years and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants. (See note 10 for detailed information). The convertible debentures bear interest payable semi-annually. These convertible debentures may be converted at any time by the holder of the note and will be automatically converted into the Company’s common stock at September 30, 2008.

The holder of the 10% convertible debentures may convert the principal and accrued interest into the Company’s common stock at a conversion price equal to 75% of the highest closing bid price during the five trading days preceding conversion.  The principal and accrued interest will automatically convert into common stock on September 30, 2008 at that same conversion rate,

The Company received gross proceeds of $2,116,000 less placement fees of approximately $275,080, resulting in net proceeds of $1,840,920.  As of October 1, 2008, the 10% convertible debentures in the amount of $2,116,000 were completely converted into common stock.

Convertible debentures outstanding as of June 30, 2007, are as follows:

Convertible debentures issued	$2,864,000
Less amounts converted to common stock	317,000
2,547,000
Less debt discount	1,480,054
Balance – June 30, 2008	$1,066,946

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

10           WARRANTS

The following table summarizes the information relating to the warrants issued in connection with the sale of securities referred to in Note 9 above:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)

$2.50	1,058,000	4.21
3.50	1,058,000	4.21
4.50	1,058,000	4.21
5.50	1,058,000	4.21
2.00	493,733	4.21
	4,725,733

11           GRANT FROM LOCAL GOVERNMENT

The Company has received a grant of $63,869 from the local government during the year ended June 30, 2007 for research and development of Tilidine products, which amount was credited to research and development.

12           EARNINGS PER SHARE

Outstanding shares prior to April 18, 2006, the date of the merger, are undeterminable.  The total shares issued during the year ended June 30, 2006 are therefore used as the average shares outstanding.

13           GOING CONCERN

The Company has invested significant capital in research and development since the inception of its pharmaceutical business.  For the year ended June 30, 2007, the Company generated net losses of $14 Million, and at June 30, 2007, the Company’s current liabilities exceeded its current assets by $9,642,533.

The uncertainties caused by these conditions, among others, raise substantial doubt as to the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is exploring various alternatives to improve its financial position and secure other sources of financing.  Such possibilities include a new credit facility, new equity raise, new arrangements to license intellectual property and the sale of selected property rights.  Since August 1, 2006 the Company has raised approximately $3,024,000.  However, this amount is insufficient to fully address the uncertainty of the Company’s financial condition and the Company will continue to seek additional funding.

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

15           POTENTIAL ACQUISITION

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