Form 10-K
period 2009-06-30
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2009-10-14
CIK 1060426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2009.

                     OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-24185

CHINA AOXING PHARMACEUTICAL COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	65-0636168
(State or other jurisdiction	(I.R.S. Employer ID Number)
of incorporation or organization)

15 Exchange Place, Suite 500, Jersey City, NJ 08302
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 646-367-1747

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer      Accelerated filer      Non-accelerated filer      Small reporting company   X

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

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of December 31, 2008 was $46,619,363 based on a market price of $1.05 per share as of December 31, 2008..

As of October 9, 2009 the number of shares outstanding of the Registrant’s common stock was 91,669,562 shares, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Aoxing Pharmaceutical.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section headed “Item 1A:  Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

Item 1.  Business

China Aoxing Pharmaceutical (“China Aoxing” or the “Company”) is a specialty pharmaceutical company located in China specializing in research, development, manufacturing and distribution of a variety of narcotics and pain-management products. Headquartered in Shijiazhuang City, the pharmaceutical capital of China, outside of Beijing, China Aoxing has China's largest and the most advanced manufacturing facility for highly regulated narcotic medicines, addressing a very under-served and fast-growing market in China. Its facility is one of the few GMP facilities licensed for narcotics medicines. The Company is working closely with the Chinese government and SFDA to assure the strictly regulated availability to medical professionals of its narcotic drugs and pain medicines throughout China.

The Company has one operating subsidiary, Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”), which at June 30, 2009 is 95% owned, and organized under the laws of the Peoples Republic of China (“PRC”). Since 2002, Hebei has been engaged in developing narcotics and pain management products, building its facilities and obtaining the requisite licenses from the Chinese Government.  During the year ended June 30, 2009, Hebei integrated into itself the business operations of Shijiazhuang Lerentang Pharmaceutical Company, Ltd. (“LRT”), a specialty pharmaceutical company focusing on pain related therapeutics which had been an operating subsidiary acquired by Hebei in May 2008.  The Company owns 95% of the equity in Hebei.

The Company was incorporated in the State of Florida on January 23, 1996 under the name “Central American Equities Corp.”  Until mid-2006, the Company was engaged in the business of owning and operating hotels and restaurants and real property in Costa Rica.  On July 31, 2006, the Company’s hotel assets were sold to the individuals who were the Company’s Board of Directors until April 18, 2006.

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

On April 16, 2008, Hebei Aoxing completed the acquisition of 100% of the registered capital of LRT.  LRT is engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China.  In exchange for transfer of ownership of LRT to Hebei Aoxing, China Aoxing paid to the shareholders of LRT 80 million RMB and related expenses (approximately $12.4 million in total) and issued 8 million shares of common stock.   As of June 30, 2009, LRT was completed integrated into Hebei Aoxing.

Current Business

We are a specialized pharmaceutical company focusing on research, development, manufacturing and marketing of a broad range of narcotics and pain management pharmaceutical products. Our broad product line is comprised of prescription and over-the-counter pharmaceutical products.  Our pharmaceutical products have been approved by the Chinese State Food and Drug Administration, or SFDA, based on demonstrated safety and efficacy. We sell our products primarily to hospitals, clinics, pharmacies and retail in most of the provinces of China, including rural areas and major cities.

Pharmaceutical Industry in China: According to a recent ISI Emerging Markets report, the pharmaceutical industry in China was approximately $27.7 billion in 2005 and China is forecast to become the world’s fifth largest pharmaceutical market by 2010. This growth is being driven by several factors, including improving standards of living，an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System, as well as the increase in government spending on public health care. The Chinese government pledged $4 billion for healthcare spending in 2007, an 81% increase from the $2.2 billion in 2006.

In August, 2009, the Ministry of Health (MoH) of China released an Essential Drug List of 300 drugs to be sold at controlled prices as part of its US$124 billion health care reform. The EDL includes both Western and Chinese medicines, targeting common antibiotics, pain relievers, high blood pressure, and etc.  Thirty one products of our company are listed on the EDL.  The Company, therefore, expects sales to MoH-related agencies to represent a significant source of revenue growth in future periods.  The Company is working closely and negotiating with related government agencies on the product supply and purchase in the next several years.

Narcotics Industry in China: Currently, the pharmaceutical market in China is highly fragmented. We believe there are over 3,000 small enterprises currently engaged in the development, manufacture and sale of pharmaceutical products, and we expect significant consolidation of pharmaceutical business, products and technologies in China in near future.  However, based on recent statistics provided by the China SFDA, there are only 13 pharmaceutical companies designated by the China SFDA as the narcotic drug producers in China.

Regulatory and Quality Control: Each of our pharmaceutical products has certain medicinal functions and has demonstrated safety and efficacy in accordance with the China SFDA requirements for the treatment of at least one or more therapeutic indications.  Our products are produced in various formulations, such as injection, tablets, capsules, oral solution and powders.  Our manufacturing facility in China is GMP certified, fully integrated with manufacturing support systems including quality assurance, quality control and regulatory compliance. We have developed our own independent quality control systems in accordance with SFDA regulations. Our quality assurance team devotes significant attention to quality control for designing, manufacturing and testing our products, and is also responsible for ensuring that we are in compliance with all applicable national and local regulations and standards, as well as our internal policies. Our senior management team is also actively involved in setting quality assurance policies and managing internal and external quality performance. These support systems enable us to maintain high standards of quality for our products and deliver reliable products to our customers on a timely basis.

Naloxone SFDA Approval Received for Marketing: In November 2006, Hebei Aoxing received GMP certification for its Naloxone raw materials workshop from the China SFDA.  Hebei Aoxing started the production of the Naloxone raw materials in December 2006.  In January, 2007 the SFDA granted Hebei Aoxing the final GMP certificate (H4107) for small volume injectables, which was a significant milestone in our history.  In February 2007, Hebei Aoxing initiated the product launch of Naloxone Hydrochloride injectable in the Chinese market.  Currently Hebei Aoxing is authorize by the SFDA to manufacture Naloxone Hydrochloride injectable in four dosage strengths:  0.4mg (1ml), 1mg (1ml), 2mg (2ml) and 4mg (10ml).

Tilidine under Clinical Development: In April 2007,   Hebei Aoxing received clearance from the China SFDA for the clinical study of Tilidine Hydrochloride tablets and capsules for the treatment of moderate to severe pain associated with cancer and surgery, as well as other forms of pain.  The Tilidine tablets and capsules drug are not currently available in China.  To the best of our knowledge, Hebei Aoxing is currently the only authorized domestic manufacturer to develop Tilidine tablets and capsules.  Hebei Aoxing is currently conducting clinical studies, which will include approximately four hundred patients through several health centers in China.  The purpose of the study will be to confirm Tilidine's efficacy and safety in reducing pain levels for Chinese patients.

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

Codeine Phosphate Compound Oral Solution under Clinical Development: In June 2007, Hebei Aoxing received formal approval from the SFDA for the clinical study of Codeine Phosphate Compound Medicine for cold and flu treatment.  While Codeine Phosphate is widely used and considered effective in cold and flu treatment in Western countries, it just became available in China in 2006.  To the best of our knowledge, Hebei Aoxing is one of only two drug makers developing this medicine in China. The company is conducting clinical studies of the Codeine Phosphate Compound Medicine to test efficacy and safety in China. The clinical study is a multi-center randomized, double-blind, controlled trial, involving approximately 300 patients in China.

In June 2009 the Company completed the registration trial with Codeine Phosphate, a compound oral solution for the treatment of acute moderate to severe cough. This registration trial is a randomized, multi-center, double-blind, positive-controlled study designed to evaluate the efficacy and efficacy of compound oral solution of codeine phosphate in 215 patient subjects with acute moderate to severe cough. In early September 2009, the Company announced the submission of its new drug application (NDA) of the product to the China SFDA.

Buprenorphine/Naloxone under Development: Also in November 2007, the China SFDA granted Hebei Aoxing and its partner, the National Institute of Drug Dependence at Beijing University, an important research and development license of Buprenorphine/Naloxone sublingual combo tablet to treat opioid dependence.   This project has been a joint effort of scientists from our Company and Beijing University since April 2005. This new combo therapy is expressly designed to combine the proven effectiveness and tolerability of buprenorphine with a lower potential for misuse, underlining our commitment to this therapy area.  There is much peer-reviewed evidence of superior efficacy and safety profile for this therapy.  Opioid dependence has become a seriously medical and social challenge in China.  As of 2006, there were approximately 1.2 million registered individuals addicted to opioids in China.   This figure is estimated to grow at 10% per year while the number of un-registered drug addicts could be significantly higher.

Paracetamol and Caffeine Tablets SFDA Approval received for Marketing: In December 2008, the Company announced that Hebei Aoxing received a new production license from the China SFDA for Paracetamol and Caffeine Tablets, a controlled substance regulated by the SFDA.  Paracetamol and Caffeine Tablets are used to treat mild to moderate pain, such as headache, migraine, toothache, sore throat, muscular and rheumatic pain, nerve pain (neuralgia), backache (lumbago) and menstrual cramps.  The tablets are also effective in relieving aches, pains, sore throat and fever associated with colds and flu.

Primary Dysmenorrha Drug at Phase II Clinical Trial: In May 2009 the Company acquired all rights to Tong Jin Shu Le (“TJSL”), a novel drug at Phase II development stage to treat primary dysmenorrhea (“”PD”), or menstrual pain, in adult women.  TJSL is a capsule form of selected herbal medicines at Phase II clinical development under the protocol approved by the China SFDA.  The prevalence rates of PD among women are from 60 to 90 percent. It is estimated that 64% of women in China purchase menstrual pain drugs on regular basis.  The market size of healthcare product to address menstrual pain is estimated at $3 billion per year in China.

GMP Certification from SFDA: In April 2009, the China SFDA granted the Good Manufacturing Practice (GMP) certification for the Company’s newly opened tablet formulation and packaging production facility.  The certification allows the Company to manufacture pharmaceutical products in tablet dosage form and to prepare for the launch of several important narcotic drugs in tablet dosage form in foreseeable future, including Tilidine, Oxycodone, Buprenorphine and others, which provide well established medical benefit in treating cancer pain, moderate to severe pain, or related chronic health problems.  In addition, the Company retains valid GMP certification for capsule, injectable, other finished dosage products as well as active pharmaceutical ingredient (API) production.

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

Naloxone Series.  As an opioid antagonist, Naloxone has curative effects for pain, shock, alcoholism, and cerebral infarction, widely applied in clinical treatment.  Naloxone or Naloxone Hydrochloride is recommended by the WHO (World Health Organization) to treat acute alcoholism and acute poisoning of opioid and non-opioid drugs. The Company’s application for a license to develop facilities to manufacture Naloxone was approved by China’s SFDA in January 2005 followed by the final production approval of the Naloxone injectable.  We introduced the product to the market in February 2007.

Naloxone Hydrochloride was developed by the DuPont Company, and was introduced into the US market in the 1970’s. Since then it has been introduced into the additional markets of Britain, Germany, France and Italy.  The Beijing Academy of Military Medical Sciences first used Naloxone Hydrochloride as morphine antagonist in China to ease the indication of breath suppression and awakening after a morphine-based anesthesia.

Oxycodone Series.  Oxycodone is a derivative of the semi-synthetic opioid, alkaloid thebaine. Its pharmacological properties are similar to those of morphine. It is an agonist of the opioid receptor, and is able to relieve acute pain.

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

Tilidine is not currently manufactured in China.  To the best of its knowledge, the Company believes that it is currently the only government approved domestic manufacturer to conducting clinical trials in order to bring Tilidine capsules and tablets into China market.

Buprenorphine Series. Buprenorphine is an opioid that has been used as an analgesic. The increasing consumption of Buprenorphine in recent years is mainly the result of its use in detoxification and substitution treatment of opioid dependence in a growing number of countries.

Hebei Aoxing is working on a sublingual tablet formulation of Buprenorphine combined with Naloxone for drug abuse treatment.  At present, more than 40 countries are importing Buprenorphine for that purpose.  Since 1993, total manufacture of the substance increased steadily and significantly. During the period 2003-2005, average global manufacture amounted to nearly 2 tons, double the amount manufactured in the late 1990s. The United Kingdom accounts for 75 per cent of global manufactures and is also the world’s leading exporter of Buprenorphine. France and Germany are the main importers of Buprenorphine, accounting for 60 per cent of global imports. Both France and Germany utilize Buprenorphine mainly for substitution treatment.

Codeine Phosphate.   This drug is an effective opioid cough medicine in Western countries, which just became available in China in 2006. China Aoxing is developing an oral solution consisting of Guaifenesin, Pseudoephedrine Hydrochloride and Codeine Phosphate. Codeine Phosphate is widely prescribed in continental Europe and other regions, including major markets like Australia, New Zealand and Canada. It is also available without prescription in combination preparations in limited doses in some countries. The Company has submitted its NDA application to the China SFDA and expects to receive final production approval in later 2010 assuming timely review process to be conducted by the government agency.  It is estimated that cold and flu medicines account for approximately over USD$600 million in sales annually in China.

Research and Development

We have established in-house state-of-art facility which allows its multiple-disciplinary team to conduct pharmaceutical research and development.  Our R&D team is consisting of chemists, biologists, pharmacologists and other technical expertise, and working on multiple projects arranging from early stage discovery to advanced clinical studies.   Our team is capable of performing chemical synthesis, analytic analysis, pharmacology, toxicology as well as other technical tasks related to pharmaceutical industry.  During our fiscal year 2009, we directly invested $722,567 in R&D efforts.  Our R&D expenditures during fiscal 2008 and 2007 were $700,202 and $270,720, respectively.  In addition, we rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

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

Employees

The Company currently has 360 employees. There are 35 employees in middle and senior management team, all having college degrees; 22 employees in the R&D department, among whom 10 employees have Master’s degrees. There are 230 workers at the production line and over half of them have at least a high school diploma.

Item 1A                      Risk Factors

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

The audit report on our financial statements says that there is uncertainty regarding our ability to continue as a going concern.

The independent registered public accounting firm that audited our financial statements for the year ended June 30, 2009 determined that there is uncertainty regarding our ability to continue as a going concern.  The auditors based the uncertainty on our history of operating losses, and on the fact that we had a substantial working capital deficit at June 30, 2009, even after giving effect to subsequent capital transactions.  In order to alleviate that uncertainty, we will need to improve our balance sheet and achieve profitable operations.  If we fail to make those improvements, our business will fail.

Our sales revenue remains small and mainly derived from a few products and a disruption in, or a compromise of, our manufacturing or sales operations, or distribution channels related to any of these products could materially and adversely affect our financial condition and results of operations.

We started to book our product revenues in late 2006, and only reached a small size of sales, including the contribution of our recently acquired LRT subsidiary for the year ended June 30, 2009, mainly derived from a few products approved by the China SFDA.  We expect that these products will continue to account for a majority of our sales in the near future. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

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

The China SFDA and Department of Health may impose new regulations concerning the research and development, manufacture, storage, transportation and sale of prescription narcotics. Such regulations may include new labeling requirements, the development and implementation of formal risk minimization action plans, restrictions on prescription and sale of these products.  The Chinese government and its agencies could require companies to formulate risk evaluation and mitigation strategies to ensure a drug’s benefits outweigh its risks.  In addition, the government and its agencies have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. In either case, any such new regulations or requirements may be difficult and expensive for us to comply with, may delay our introduction of new products, may adversely affect our net sales and may have a material adverse effect on our business, results of operations and financial condition.

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

Goodwill and other intangibles represent a significant portion of our assets and stockholders’ equity. As of June 30, 2008, goodwill and other intangibles comprised approximately 36% of our total assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our one reporting unit. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount. Our other intangible assets, consisting of licenses and patents, are assessed for impairment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product. In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs.

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

Item 1B.                     Unresolved Staff Comments

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

The executive and production facilities of Hebei Aoxing are located at No. 1 Industry District, Xinle City, Hebei Province, China 050700.  China Aoxing maintains its U.S. office at 15 Exchange Place, Suite 500, Jersey City, NJ 08302.

Item 3.                       Legal Proceedings

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the trading symbol “CAXG.”   Set forth below are the high and low bid prices for each quarter in our past two fiscal years.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid
Quarter Ending	High	Low

September 30, 2007	$2.90	$2.10
December 31, 2007	$3.55	$2.00
March 31, 2008	$2.95	$1.00
June 30, 2008	$2.50	$.60

September 30, 2008	$1.08	$.25
December 31, 2008	$1.30	$.36
March 31, 2009	$1.10	$.55
June 30, 2009	$1.49	$.51

(b) Shareholders

Our shareholders list contains the names of 498 registered stockholders of record of the Company’s Common Stock as of September 28, 2009.

(c)  Dividends

The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  In addition, the Company’s ability to pay dividends may be hampered by restrictions on capital outflow imposed by government regulation in China.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	--	0
Equity compensation plans not approved by security holders	0	--	950,000(1)
Total	0	--	950,000
_________________________

(1)
In 2006 the Board of Directors adopted the 2006 Stock and Stock Option Plan.  The Plan authorizes the Board to issue up to 1,000,000 common shares during the ten year period of the Plan.  The shares may be awarded to employees or directors of China Aoxing Pharmaceutical Company or its subsidiaries as well as to consultants to those entities.  The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares.  950,000 shares remain available for issuance under the plan.

(e)  Sale of Unregistered Securities

None.

(f) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2009.

Item 6.                       Selected Financial Data

Not applicable.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales during the year ended June 30, 2009 were $8,941,907, as compared to sales of $7,065,015 during the fiscal year ended June 30, 2008.   The 27% increase as compared to our 2008 fiscal year was driven by our increased marketing efforts, improved brand recognition and effective pricing strategy. The primary contributors to revenue were Zhongtongan (40% of total sales), Naloxone Hydrochloride injectable (14%) and Shuanghuanlian capsules (13%).

Cost of sales was $5,135,661 for the year ended June 30, 2009.  This represented an increase of 34% over the  $3,834,982 cost of sales that we incurred in the year ended June 30, 2008.  Our cost of sales increased at a greater rate than our sales due to increased raw material costs and certain inefficiencies that we experienced as we consolidated the operations of LRT with our Hebei operations.  As a result, our gross profit increased only 18%, despite the 27% increase in sales.  As revenue grows in future periods and we gain experience in operations, we expect our gross profit margin to gradually improve.

Research and development expenses were $722,567 for the 2009 fiscal year, compared to $700,202 in R&D expenses for the year ended June 30, 2008.  The primary focus of our research programs was similar in both years - primarily our efforts in clinical programs evaluating Tilidine, Codeine Phosphate and other products.

Our general and administrative expenses decreased from $4,001,282 in fiscal year 2008 to $3,804,296 in fiscal year 2009.  The decrease reflected the results of our efforts to reduce expenditures.  We have reduced our staff from 465 employees at June 30, 2008 to our current roster of 360 employees.    We have also reduced our non-cash expenses for stock compensation:  in fiscal year 2008 we incurred a $1,695,898 expense for stock issued for services and interest; in fiscal 2009 we reduced that expense to $1,000,506.    We incurred professional fees totaling $311,347 in fiscal year 2009, a 45% reduction from the $570,489 expense that we incurred in 2008.  This last reduction reflected our efforts to control expenditures on legal, accounting, investor relations, and other professional services.

Despite the increase in our sales, selling expenses remained relatively unchanged:  $1,480,118 in fiscal year 2009 compared to $1,449,909 in fiscal year 2008. We expect our sales and marketing expense to increase as additional products are  approved by the China SFDA and enter the market over the next two years.

During the 2009 fiscal year we consolidated the operations of LRT with the operations of Hebei at Hebei’s facility.  In connection with that consolidation, we recorded an “impairment loss” of $2,345,420, primarily attributable to our revaluation of LRT’s property and equipment.  The impairment loss is classified as “Other Income/Expenses” on our Statements of Operations.  The write-off, however, had the beneficial effect of causing our depreciation and amortization expense to decrease from $657,660 in fiscal year 2008 to $340,542 in fiscal year 2009, a decrease of 48%.  Until we make significant capital improvements, the 2009 level of depreciation and amortization will be approximately replicated in future periods.

As a result of our periodic review of accounts receivable, we determined that at June 30, 2009 an increase in our bad debt reserve was appropriate, primarily due to the slow payment history of some of LRT’s accounts.  This revaluation led us to record a bad debt expense of $1,461,789 during the 2009 fiscal year.  Primarily as a result of that expense, our loss from operations for the year ended June 30, 2009 exceeded the operating loss in fiscal year 2008 by $424,099, reaching $4,003,065.

The Company incurred interest expense in the amount of $1,919,143 in fiscal year 2009, compared to $2,514,840 in fiscal year 2008.  The24% decrease was primarily due to the  conversion of our 10% convertible debenture into common stock as of September 30, 2008. We anticipate that interest expense will continue  to decrease  in the coming years, as the Company works to improve its  capital structure.  The completion of a $5 million private placement of equity in the summer of 2009 was an important first step in that program.

The impairment loss that we recorded during fiscal year 2009 was offset in part by a one-time gain on forgiveness of debt that we recorded during the year.  This gain, $1,461,299, arose from the terms under which we refinanced our bank debt.

After deducting the net amount of our “Other Expenses,” we realized a net loss before taxes of $5,976,109 for fiscal year 2009.  In fiscal year 2008 we realized income before minority interest and taxes of $3,130,933.  The 2008 income, however, included a gain of $8,547,374 attributable to the change in the value of our outstanding warrants and derivative liabilities that occurred when the market price of our common stock fell sharply.  If the adjustments for “change in fair value of warrants and derivative liabilities” are removed from our financial results, the losses before minority interest and income tax are approximately equal in fiscal year 2008 and fiscal year 2009.

Our net loss in fiscal year 2009 was partially offset by a $3,281,059 income tax credit that we recorded during the year.  This represented management’s calculation of the tax benefit that the Company will realize in the future from its net operating loss.  Realization of that benefit will depend, however, on the Company’s ability to achieve taxable profits.  The effect of the credit was to reduce our net loss for the year ended June 30, 2009 to $2,695,050, or $.03 per share.  In the year ended June 30, 2008, we realized net income of $3,886,342, or $.08 per share.

Liquidity and Capital Resources

On April 15, 2008, the Company issued 30,000,000 shares of common stock to American Oriental Bioengineering, Inc.(“AOB”). The shares were issued in connection with the execution of a Joint Strategic Alliance Agreement.  The purchase price for the shares was $18,000,000 cash.  Until recently, that cash has been our primary source of liquidity.  We used the cash from AOB for the acquisition of LRT (approximately $10.8 million for the cash portion), research and development activities, sales and marketing of our products, other general corporate purposes and to service our indebtedness.

Our working capital deficit at June 30, 2009 was $13,173,235.  Our cash balance at June 30, 2009 was $1,271,922, compared to $1,565,513 at June 30, 2008.  Promptly after the end of the fiscal year, however, we received a cash infusion, as the Company, on August 6, 2009, completed a private placement of 5,263,158 shares of its common stock at a price of $.95 per share, for gross proceeds of $5 million.

Our working capital was further improved after June 30, 2009 by the agreement reached by the Company and AOB to satisfy the May 2008 note due to AOB plus accrued interest, an aggregate of  33 million RMB, or $4,830,847, by issuing 3,578,405 shares of our common stock to AOB, representing a per share price of $1.35.

After the satisfaction of the AOB note, our primary remaining debts are (1) a junior subordinated promissory note in the amount of RMB 24,000,000 (approximately $3.5MM USD), payable on December 31, 2011 to Zhenjiang Yue, our Chairman and CEO, and (2) our notes to the Bank of China in the aggregate amount of $6,094,428.  The Bank of China debts have been restructured.  The maturity date for a portion of the debt is still past.  The maturity date for the remainder has been extended to December 31, 2009, but we remain in default with respect to the entire loan due to the past-due portion.  The Company continues to  work with the Bank of China on further restructuring of the bank debt.

Our operations during the year ended June 30, 2009 consumed $642,598 in cash.  This represented an improvement from the $980,947 in cash that our operations used in the 2008 fiscal year.  The improvement is primarily attributable to the increase in our gross profit from year to year.

To finance the capital improvements made during fiscal 2009 (an expenditure of $2,227,309) we relied on short-term borrowings of $2,752,971, most of which was obtained from AOB.

The improvements to our working capital in the summer of 2009 have improved the liquidity of the Company as we emerge from the development stage of our pharmaceutical products.  We continue to explore various alternatives in order secure sources of financing and improve our financial position.  Among the possibilities being considered are new credit facilities, a new equity raise, arrangements to license intellectual property, and a sale of selected property rights.  At the present time we have no commitment from any source for additional funds.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2009, there were four  estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were:

•
The determination, itemized in Note 1 to the Financial Statements, of the fair value of the assets of LRT, which the Company acquired in April 2008.  The determination was made on the basis of appraised market values.

•
The determination, described in Note 2 to the Financial Statements, that a bad debt allowance of $1,461,091 was appropriate.  The determination was based on the results of our periodic review of receivables.

•
The calculation, described in Notes 2 and 11 to the Financial Statements, of the implicit value of our outstanding warrants and derivative liabilities.  The determination was based on comparison with market-valued derivative instruments.

•
The determination, described in Note 14 to the Financial Statements, that the valuation allowance with respect to our net operating loss carryforward should be reduced and a credit taken.  The determination was based on management’s estimation that the Company would realize taxable profits within the period when the NOL is usable.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2009.

Impact of Accounting Pronouncements

New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements.  However, there are no recent accounting pronouncements that have had a material effect on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 8.                       Financial Statements and Supplementary Data

Page
F-1	Report of Independent Registered Public Accounting Firm.

F-2	Consolidated Balance Sheets as of June 30, 2009 and 2008.

F-3	Consolidated Statements of Operations and Other Comprehensive Loss for the Fiscal Years Ended June 30, 2009 and 2008.

F-4	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended June 30, 2009 and 2008.

F-5	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2009 and 2008.

F-6 to F-21	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
China Aoxing Pharmaceutical Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Aoxing Pharmaceutical Co., Inc. and Subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  At June 30, 2009 and after giving effect to the transactions referred to in note 17, the Company’s current liabilities substantially exceeded its tangible current assets. In addition, the Company is in default of the repayment of note payable-bank of $6,094,428. The Company sustained a loss from operations of $4,003,065 for the year ended June 30, 2009. These circumstances raise substantial doubt about its ability to continue as a going concern.   Management’s plans with regard to these matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Aoxing Pharmaceutical Co., Inc. and Subsidiaries as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
September 28, 2009

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	--------- June 30, ---------
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$1,271,922	$1,565,513
Accounts receivable, net of allowance for doubtful accounts of $1,461,091 and $0	1,064,381	2,536,047
Inventory	712,521	848,959
Deposits with suppliers	261,780	78,052
Deferred tax assets	3,331,045	-
Prepaid exenses and sundry current assets	302,449	225,156
TOTAL CURRENT ASSETS	6,944,098	5,253,727

LONG - TERM ASSETS
Property and equipment, net of accummulated depreciation	29,324,362	30,331,143
Other intengible assets	1,549,497	1,635,375
Goodwill	18,926,527	18,904,845
TOTAL LONG-TERM ASSETS	49,800,386	50,871,363

TOTAL ASSETS	$56,744,484	$56,125,090

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-Term borrowings	$292,193	$291,800
Accounts payable	2,816,711	3,544,795
Deposit payable	3,871,552	-
Current portion of long term debt - other	144,635	380,070
Current portion of long term debt - stockholders	4,494,629	1,862,868
Accrued expenses and taxes payable and other sundry current liabilities	2,403,185	4,851,314
Loan payable - Bank	6,094,428	7,545,239
TOTAL CURRENT LIABILITIES	20,117,333	18,476,086

LONG-TERM DEBT-- STOCKHOLDERS	4,104,201	4,098,687
-- OTHER	3,491,113	3,127,643
CONVERTIBLE DEBENTURES	1,023,733	1,098,362
WARRANT AND DERIVATIVE LIABILITIES	3,368,901	4,161,678
MINORITY INTEREST	-	24,598

Common stock, par value $0.001, 100,000,000 shares authorized, 82,827,999 and 81,089,919 shares issued and outstanding at June 30,2009 and 2008, respectively	82,828	81,090
Preferred stock, par value $0.001 300,000 shares authorized 277,018 shares issued and outstanding at June 30,2009 and 2008, respectively	277	277
Additional paid in capital	39,104,309	36,749,956
Accumulated deficit	(15,009,228)	(12,314,178)
Other compensive income	461,017	620,891
TOTAL STOCKHOLDERS' EQUITY	24,639,203	25,138,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,744,484	$56,125,090

See Notes to the Financial Statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Year ended June 30,
	2009	2008

SALES	$8,941,907	$7,065,015
COST OF SALES	5,135,661	3,834,982
GROSS PROFIT	3,806,246	3,230,033

COSTS AND EXPENSES:
Research and development expense	722,567	700,202
General and administrative expenses	3,804,296	4,001,282
Bad Debt expenses	1,461,789	-
Selling expenses	1,480,118	1,449,909
Depreciation and amortization	340,541	657,606
TOTAL COSTS AND EXPENSES	7,809,311	6,808,999

LOSS FROM OPERATIONS	(4,003,065)	(3,578,966)

OTHER INCOME (EXPENSE):
Interest expense	(1,919,143)	(2,514,840)
Change in fair value of warrant and derivative liabilities	627,183	8,547,374
Gain on foreign currency transactions	203,037	677,365
Impairment loss	(2,345,420)	-
Forgiveness of debt	1,461,299	-
TOTAL OTHER INCOME (EXPENSE)	(1,973,044)	6,709,899

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	(5,976,109)	3,130,933

Minority interest in (income) losses of subsidiary	-	515,926
INCOME (LOSS) BEFORE INCOME TAXES	(5,976,109)	3,646,859

Income taxes (credit)	3,281,059	-
NET INCOME ( LOSS)	(2,695,050)	3,646,859

OTHER COMPREHENSIVE INCOME ( LOSS) :
Foreign currency translation adjustment	(159,874)	239,483

COMPREHENSIVE INCOME (LOSS)	$(2,854,924)	$3,886,342

BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE	$(0.03)	$0.08
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	82,402,736	49,242,639

See Notes to the Financial Statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

							ACCUMULATED
	COMMON		PREFERRED		ADDITIONAL		OTHER	TOTAL
	STOCK		STOCK		PAID-IN	(ACCUMULATED	COMPREHENSIVE	STOCKOLDERS'
	SHARES	VALUE	SHARES	VALUE	CAPITAL	DEFICIT )	INCOME	EQUITY

Balance - June 30, 2007	40,205,256	$40,205	277,018	$277	$4,823,698	$(15,961,037)	$381,408	$(10,715,449)
Common stock issued for services	1,637,290	1,637	-	-	2,525,861	-	-	2,527,498
Common stock issued for debt conversion	1,229,713	1,230	-	-	1,507,770	-	-	1,509,000
Common stock issued for interest payment	17,660	18	-	-	37,561	-	-	37,579
Reclassification of warrant and derivative liabilities associated with debt conversions	-	-	-	-	1,144,666	-	-	1,144,666
Sale of common stock, net of costs	30,000,000	30,000	-	-	16,238,400	-	-	16,268,400
Common stock issued for acquisition	8,000,000	8,000	-	-	10,472,000	-	-	10,480,000
Translation adjustments	-	-	-	-	-	-	239,483	239,483
Net Income	-	-	-	-	-	3,646,859	-	3,646,859
Balance - June 30, 2008	81,089,919	81,090	277,018	277	36,749,956	(12,314,178)	620,891	25,138,036
Common stock issued for services	1,303,444	1,303	-	-	1,254,697	-	-	1,256,000
Common stock issued for debt conversion	425,320	426	-	-	289,574	-	-	290,000
Common stock issued for interest payment	9,316	9	-	-	25,578	-	-	25,587
Unamortized compensation for services					(281,090)	-	-	(281,090)
Reverse prior accrued financing cost on sale of common stock	-	-	-	-	900,000	-	-	900,000
Derivative liability affected by conversion	-	-	-	-	165,594	-	-	165,594
Translation adjustments	-	-	-	-	-	-	(159,874)	(159,874)
Net loss	-	-	-	-	-	(2,695,050)	-	(2,695,050)
Balance - June 30, 2009	82,827,999	82,828	277,018	277	39,104,309	(15,009,228)	461,017	24,639,203

See Notes to the Financial Statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$(2,695,050)	$3,646,859
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,017,559	730,570
Deferred tax assets	(3,331,045)	-
Impairment loss on land and builindg	2,345,420	-
Bad debt	1,461,453	-
Forgiveness of debt	(1,460,963)	-
Non-cash interest expense related to debentures and warrants	215,371	1,432,462
Stocks issued for services and interest	1,000,506	1,695,898
Change in fair value of warrants and derivative liability	(627,183)	(8,547,374)
Minority interest	(24,598)	(515,927)
Changes in operating assets and liabilities:
Accounts receivable	25,543	(525,085)
Inventories	137,581	(168,807)
Prepaid expenses and sundry current assets	(272,729)	85,506
Accounts payable	(1,240,164)	1,627,658
Accrued expenses, taxes and sundry current liabilities	2,805,701	(442,707)
NET CASH USED IN OPERATING ACTIVITIES	(642,598)	(980,947)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,227,309)	(1,483,489)
Cash paid for acquisition of subsidiary	-	(12,232,123)
Acquisition of minority interest	-	(3,420,000)
NET CASH USED IN INVESTING ACTIVITIES	(2,227,309)	(17,135,612)

FINANCING ACTIVITIES:
Repayment of bank borrowings	-	(4,895,950)
Other borrowings	123,316	2,837,959
Loans from stockholders	2,629,655	2,953,664
Sale of convertible debentures	-	425,000
Sale of common stock	-	17,100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,752,971	18,420,673

EFFECT OF EXCHANGE RATE ON CASH	(178,655)	(247,728)

INCREASE (DECREASE) IN CASH	(295,591)	56,386
CASH – BEGINNING OF PERIOD	1,567,513	1,511,127
CASH – END OF PERIOD	$1,271,922	1,567,513

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of convertible debentures into common stock	290,000

See Notes to the Financial Statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2009 AND 2008

1             BUSINESS DESCRIPTION AND ACQUISITION

Business description
China Aoxing Pharmaceutical Co., Inc. (“the Company” or ‘China Aoxing”) is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotics and pain-management products. As of June 30, 2009, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”)， which is organized under the laws of the People’s Republic of China (“PRC”).  During the year ended June 30, 2009, Hebei integrated into itself the business operations of Shijazhuang Lerentang Pharmaceutical Company, Ltd. (“LRT”), which had been an operating subsidiary acquired by Hebei in May 2008.

As of June 30, 2007 the Company owned 60% of the issued and outstanding common stock of Hebei. On May 1, 2008 the Company acquired an additional 35% interest for $3,420,000.  In accordance with FASB Statement 141, the Company has accounted for the additional investment under the purchase method of accounting, resulting in goodwill of $2,790,236.

Since 2002, Hebei has been engaged in developing narcotics and pain management products, building its facilities and obtaining the requisite licenses from the Chinese Government.  Headquartered in Shijiazhuang City, the pharmaceutical capital of China, outside of Beijing, Hebei now has China's largest and the most advanced manufacturing facility for highly regulated narcotic medicines, addressing a very under-served and fast-growing market in China. Its facility is one of the few GMP facilities licensed for manufacturing narcotics medicines. The Company is working closely with the Chinese government and SFDA to assure the strictly regulated availability to medical professionals throughout China of its narcotic drugs and pain medicines.

Acquisition of LRT

On April 16, 2008, Hebei acquired 100% of the registered capital of LRT for approximately 85 million RMB including related expenses (approximately $12.4 million) and 8 million shares of common stock valued at $10,480,000.  The Company paid the cash portion of the purchase price with funds received from its simultaneous sale of common stock to American Oriental Bioengineering, Inc. (“AOB”).

The following table summarizes unaudited proforma financial information assuming the LRT acquisition had occurred on July 1, 2007.  This unaudited proforma financial information does not necessarily represent what would have occurred if the transaction had taken place on the date presented and should not be taken as representative of the Company’s future consolidated results of operations or financial position.

Year ended
June 30, 2008
Revenue	$17,796,778
Cost of sales	9,294,802
Gross profit	8,501,976
Operating expenses	7,386,974
Other expenses	12,925,859
Net loss	$(11,810,857)

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

Basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. At June 30, 2009 the Company owned 95% of Hebei. The consolidated accounts include 100% of the assets and liabilities of Hebei and the ownership interest of minority investors is not included for the year ended June 30, 2009 since it is negative.  All significant inter-company accounts and transactions have been eliminated.  These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company’s functional currency is the Chinese Renminbi (RMB); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

Certain amounts included in the 2008 financial statement have been reclassified to conform to the 2009 financial statement presentation.

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

Accounts Receivable

Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. The Company recorded $1,461,091and $0 bad debt expense for the year ended June 30, 2009 and 2008, respectively.

Inventories

Inventories are stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

Advances to Suppliers

The Company makes advances to certain vendors for purchase of its material and equipment. The advances to suppliers are interest free.

Property and equipment

Property and equipment are recorded at cost.  Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method for financial reporting purposes.

Hebei lease a parcel of land on which its offices and production facilities are situated pursuant to real estate contracts from the local government of the PRC expiring in 2053.

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

“Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of June 30, 2009, see note 4.

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

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debentures (see Note 11). These embedded derivatives include conversion options. The Company determined that the features were embedded derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the years ended June 30, 2009 and 2008, the Company recognized other income of approximately $627,000 and $8,547,000, respectively, relating to recording the warrant and derivative liabilities at fair value.  At June 30, 2009 and 2008 there were approximately $3,368,000 and $4,161,000 of warrant and derivative liabilities, as the related debt instruments were not settled.

The Company’s derivative instruments were valued using the black-scholes option pricing model, using the following assumptions during the year ended June 30, 2009:

Estimated dividends	None
Expected volatility	166.2%
Risk-free interest rate	0.56 – 1.11%
Expected term (years)	.83 – 2.21

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company's adoption of SFAS No. 161 is not expected to have a material effect on its condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SOP 90-7-1, An Amendment of AICPA Statement of Position 90-7 (“FSP SOP 90-7-1”). FSP SOP 90-7-1 resolves the conflict between the guidance requiring early adoption of new accounting standards for entities required to follow fresh-start reporting under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and other authoritative accounting standards that expressly prohibit early adoption. Specifically, FSP SOP 90-7-1 will require an entity emerging from bankruptcy that applies fresh-start reporting to follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early. Management has elected to only adopt new accounting standards in effect at the date fresh-start reporting is adopted and to not early adopt standards eligible for early adoption.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement), (the “FSP”). The adoption of this FSP will affect the accounting for convertible and exchangeable notes and convertible preferred units. The FSP requires the initial proceeds from the sale of our convertible and exchangeable senior notes and convertible preferred units to be allocated between a liability component and an equity component. The resulting discount will be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The FSP is effective for our fiscal year beginning on July 1, 2008 and requires retroactive application. The Company is currently evaluating the impact that this will have on the Company’s results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.

In June 2008, the FASB issued FSP EITF 03-6-1, which addresses whether instruments granted in equity-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per unit under the two-class method prescribed by SFAS 128. FSP EITF 03-6-1 is retrospectively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early application prohibited. The Company is evaluating the impact the adoption of FSP EITF 03-6-1 will have on its earnings per share calculations.

3             GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  At June 30, 2009 and after giving effect to the transactions referred to in note 17, the Company’s current liabilities substantially exceeded its tangible current assets. In addition, the Company is in default of the repayment of note payable-bank of $6,094,428. The Company sustained a loss from operations of $4,003,065 for the year ended June 30, 2009. These circumstances raise substantial doubt about its ability to continue as a going concern.   Management’s plans with regard to these matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is exploring various alternatives to improve its financial position and continue to meet its obligations. Management is focusing on improving its operations and seeking additional debt and/or equity financing or debt restructuring. There can be no assurance that any of these efforts will be fruitful.

4             INVENTORIES

Inventories consist of the following:

	-------------June 30,--------------
	2009	2008
Raw materials	$503,114	$498,762
Finished goods	209,406	350,197
	$712,521	$848,959

5	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	------- June 30, ----------
	2009	2008	LIFE
Right to use land	$10,042,325	$10,028,831	40 years
Building and building improvements	16,636,643	18,144,540	39 years
Machinery and equipment	3,098,718	3,932,563	5-8 years
Furniture and office equipment	439,891	412,333	5-8 years
Automobiles	423,567	450,673	3-5 years
Construction in progress	2,226,735	-
	32,867,879	32,968,940
Accumulated depreciation and amortization	3,543,517	2,637,797
	$29,324,362	$30,331,143

In July 15, 2009, the Company sold LRT’s facility in connection with the relocation of LRT’s operation and manufacturing function into Hebei for RMB 33 million (approximately $4.8 million). During the year ended in June 30, 2009, the Company recorded impairment loss on buildings and equipment in connection with above mentioned sale of $2,345,420.

6             SHORT-TERM BORROWINGS

Short-term borrowing is a non-interest bearing note payable to a local government, due three months after the Company is listed on the NASDAQ

7             LOANS PAYABLE – OTHER

Loans payable – other consists of the following:

	-------------June 30,--------------
	2009	2008
Loans payable bearing interest at 10% per annum and maturing on March 2012	$3,491,113	$3,127,643
Loans from unrelated third parties maturing on various dates through June 30, 2010 and bearing interest at an average rate of 10%	144,635	380,070
Less current portion	3,635,748	3,507,713
	144,635	380,070
	$3,491,113	$3,127,643

8              LOAN FROM STOCKHOLDERS

Loan from stockholders consists of the following:

	-------------June 30,--------------
	2009	2008
Short-term borrowing from AOB bearing interest at 8% per annum and due August 26, 2009. (see note 17)	$4,382,418	$1,750,800
Loans maturing on December 31, 2011 bearing interest of 10% per annum	4,104,201	4,098,687
Loans maturing on various dates through June 30, 2010, bearing interest at an average rate of 10%	112,211	112,068
	8,598,830	5,961,555
Less current portion	4,494,629	1,862,868
	$4,104,201	$4,089,687

9	ACCRUED EXPENSES AND OTHER SUNDRY LIABILITIES

Accrued expenses and taxes consist of the following:

	-------------June 30,--------------
	2009	2008
Accrued salaries and benefits	$137,786	$463,798
Accrued interest	1,944,382	2,429,155
Accrued taxes	33,319	552,967
Other accrued expenses and sundry liabilities	265,784	527,279
Accrued sales commission	21,914	878,115
	$2,403,185	$4,851,314

10	NOTES PAYABLE – BANK

Note payable – bank bears interest at 5.58% , is due December 31, 2008, is collateralized by a first security interest in substantially all assets of the Company and guaranteed by a vendor of the Company.

According to this agreement, the loan matures as follows:

December 31, 2008	$2,921,926
June 30, 2009	1,460,963
December 31, 2009	1,711,539
$6,094,428

The Company is in default of these obligations and is continuing a new round of negotiation with BC on new terms of restructuring and is also actively negotiating with other potential landers to refinance the BC loan.

11	CONVERTIBLE DEBENTURES

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

All above mentioned 10% convertible debenture were converted to common stock as of June 30, 2009.

During the year ended June 30, 2008, the Company sold $1,173,000 of convertible debentures, which bear interest at 8% per annum, are payable semi-annually and are due May 1, 2010.  Interest will accrue on the principal amount at 8% per annum and will be payable on January 1st and July 1st each year.  The holder may convert the principal and accrued interest into the Company’s common stock at a conversion price per share equal to the greater of (a) $5.00, or (b) 75% of the average of the closing bid prices reported for the five trading days preceding the date of conversion.

Convertible debentures outstanding as of June 30, 2009, are as follows:

Convertible debentures issued	3,289,000
Less amounts converted to common stock	(2,116,000)
1,173,000
Less debt discount	(149,267)
Balance – June 30, 2009	1,023,733

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

The initial fair values assigned to the embedded derivatives related to convertible debentures issued during the year ended June 30, 2009 and 2008 were $58,242 and $127,432. The Company did not issue any warrants in connection with the convertible debentures during the year ended June 30, 2008.

12           WARRANTS

The following table summarizes the information relating to the warrants issued in connection with the sale of securities referred to in Note 10 above:

	Number Outstanding		Weighted Average
Exercise	----------June 30,--------------		Remaining Contractual
Price	2009	2008	Life (Years)
$2.50	1,058,000	1,058,000	2.21
3.50	1,058,000	1,058,000	2.21
4.50	1,058,000	1,058,000	2.21
5.50	1,058,000	1,058,000	2.21
2.00	423,200	493,733	2.21
	4,655,200	4,725,733

13           STOCKHOLDERS’ EQUITY

On April 15, 2008, the Company issued 30,000,000 shares of restricted common stock to AOB. The shares were issued in connection with the execution of a Joint Strategic Alliance Agreement.  The purchase price for the shares was $18,000,000 cash.  The cash was used for the acquisition of LRT (approximately $10.8 million for the cash portion), research and development activities, sales and marketing of our products, other general corporate purposes and to service our indebtedness.

On April 16, 2008, the Company issued 8,000,000 shares of restricted common stock to a group of shareholders of LRT. The shares issued were valued at $10,480,000, as part of the total consideration for the acquisition of LRT, See Note 1.

In July 2007, the Company issued 120,000 shares of restricted common stock, valued at $332,400, to four of the Company’s directors for the services rendered by them from April 1, 2007 to March 31, 2008.  All the related stock compensation expense was fully accrued at the end of March 31, 2008.

In September 2007, the Company issued 25,000 shares of restricted common stock to a consulting firm as part of consulting fee for corporate strategic planning services.  The total value in the amount of $52,750 was amortized through December 31, 2007.

In March 2008, the Company issued 690,000 shares of restricted common stock to the Company’s employees, including senior management, as part of stock award compensation, valued at $869,400 and recorded as an expense in same period.

In September 2008, the Company issued 930,000 shares of restricted common stock to stock to the Company’s employees, including senior management, as part of stock award compensation, valued at $892,800 and will be amortized through October 31, 2009.

In October 2008, the Company issued 205,000 shares of restricted common stock, valued at $196,800, to three of the Company’s directors for the services rendered by them from July 1, 2008 to October 31, 2008.

In November 2008, the Company issued 120,000 shares of restricted common stock to three of the Company’s independent directors for the services rendered by them through October 31, 2009.  All the related stock compensation expense, valued at $116,400, was amortized over service period.

14           TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

Computed expected tax credit	$(2,031,867)
Tax rate differential from China	340,757
Valuation allowance applied to United States
net operating loss carryforward	927,633
Change in valuation allowance	(2,517,582)
Actual consolidated income tax	$(3,281,059)

During the year ended June 30, 2009, the Company reassed a valuation allowance which has been applied to net operating losses in China as the operation in China are now profitable and management projects utilization of the carryforward.

The deferred tax asset consists of the following:

Net operating loss carryforward - China	$2,291,867
Net operating loss carryforward - United States	927,633
Allowance for doubtful accounts	452,822
Impairment loss	586,355
4,258,677
Less valuation allowance	(927,633)
Deferred tax assets	$3,331,044

The credit for income taxes consist of:

Deferred - United States	$927,633
Deferred - China	3,331,044
Currently payable - China	(49,985)
4,208,692
Less valuation allowance - United States	(927,633)
Deferred tax assets	$3,281,059

15           CONCENTRATIONS

Sales to major customers were for 19% and 13% of sales for the year ended June 30, 2009 and 24%, 21%, 21% and 16% for year ended June 30, 2008.

Sales of major products represented approximately 40%, 13% and 12% of total sales for the year ended June 30, 2009 and 27% and 16% of sales for year ended Jun 30, 2008.

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

17           SUBSEQUENT EVENTS

Sales of property

In July 15, 2009, the Company sold LRT’s facility in connection with the relocation of LRT’s operation and manufacturing function into Hebei for RMB 33 million (approximately $4.8 million). During the year ended in June 30, 2009, the Company recorded impairment loss in connection with above mentioned sale of $2,345,420.

Private placement

On August 6, 2009, the Company completed a private placement with a total of fifteen institutional and other accredited investors of 5,263,158 of shares of the Company’s common stock at a purchase price of $0.95 per share, for gross proceeds of $5 million.

Loan conversion

On August 15, 2008, the Company issued to American Oriental Bioengineering Inc. (“AOB”) a convertible term note dated May 26, 2008 in the principal amount of 30 million RMB (approximately $4.4 million U.S. dollars) bearing interest at 8% per annum. The maturity date of the Note is May 26, 2009 which was extended to August 26, 2009. The Company has the option to make payments due in cash or in common stock.

On August 27, 2009, the Company exercised its option to pay the AOB note and accrued interest in the total amount of 33 million RMB, or $4,830,847, in the form of 3,578,405 shares of common stock at a price of $1.35 per share.  As of September 28, 2009, AOB owns 34,578,405 shares, or 37% of the Company’s common stock.

Change of warrant exercise price

Effective on August 27, 2009, the exercise price of the Series A, B, C and D Warrants was reduced, and accordingly, the number of shares that a warrant-holder may purchase was increased based on the terms of the contracts. These warrants were issued in September 2006, are exercisable for five years and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants.  The following table summarizes the change of exercise prices in connection with the warrants referred in Note 12:

	Original Exercise Price	Revised Exercise Price	Weighted Average Remaining Contractual Life (Years)
Series A	$2.50	$1.5721	2.21
Series B	3.50	2.0202	2.21
Series C	4.50	2.4683	2.21
Series D	5.50	2.9164	2.21

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A(T).  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.  Zhenjiang Yue, our Chief Executive Officer,  and Hongyue Hao, our Chief Financial Officer, carried out an evaluation of the effectiveness of China Aoxing’s disclosure controls and procedures as of June 30, 2009.  Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Aoxing in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Aoxing is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, Mr. Yue and Ms. Hao concluded that China Aoxing’s system of disclosure controls and procedures was effective as of June 30, 2009 for the purposes described in this paragraph.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weaknesses in our internal control over financial reporting.  This material weakness consisted of:

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  Because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2009.

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

Item 9B.   Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following individuals are the members of China Aoxing’s Board of Directors and/or its executive officers.

Name	Age	Position
Zhenjiang Yue	49	Director, Chief Executive Officer,

Min Jun	49	Director

John O’Shea	52	Director

Howard Sterling	68	Director

Guozhu Xu	62	Director

Hao Hongyue	38	Acting Chief Financial Officer

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

Jun Min was one of the founders of American Oriental Bioengineering Company (NYSE: AOB), which is the largest shareholder of the Registrant.  Mr. Min has served as Vice President and a member of Board of Directors of AOB since 2002.  Mr. Min has over 20 years of experience in operations management, and has an extensive knowledge of the consumer and pharmaceutical products industries in China.  Specifically, from 1993 to 2002 Mr. Min was employed in the management of Harbin Three-Happiness Bioengineering, Co. Ltd.  Previously, from 1987 to 1992, Mr. Min worked as Senior Executive Officer of the Price Checking Bureau of Heilongjiang Province.  Mr. Min earned a Bachelor’s Degree with a concentration in business management from the Harbin Broadcast & Television University in 1986, and an Executive MBA Degree from Preston University in 2005.  Mr. Min is 49 years old.

John O'Shea is Executive Vice President and Head of the Westminster Securities Division at Hudson Securities, Inc.   He joined Hudson in 2009 to head the Westminster Securities division. As the former Chairman and CEO of NYSE member firm Westminster Securities Corporation, Mr. O’Shea was responsible for establishing that firm’s global presence. Throughout his 22 year tenure at Westminster, Mr. O’Shea was an active underwriter, market maker, and investor in public and private debt and equity offerings. Mr. O'Shea has delivered speeches on a variety of topics including the benefits of investing in small cap and emerging growth companies in the US and abroad, the impact of changing regulations on such companies, reverse mergers, and PIPES. Mr. O’Shea’s most notable speaking engagements include testifying before the Securities and Exchange Commission (SEC) and the United States Congress regarding the impact of Sarbanes-Oxley regulation on US companies and speaking at the Great Hall of the People in China regarding coal technology. Prior to joining Westminster, Mr. O’Shea was Syndicate Manager at Yamner & Co., an American Stock Exchange Member Firm. Mr. O’Shea is a member of the American Council on Renewable Energy and a non-executive director for three companies in the energy industry: BlueRock Energy Holdings Inc., AllGreen Energy Pte. Limited, and DayLight Technology.

Howard David Sterling is Managing Director of Hudson Securities, Inc.  From 2006 until April 2008, Mr. Sterling was employed as Managing Director of National Securities Corporation, specializing in the healthcare industry.  From 2005 to 2006 Mr. Sterling was employed in a similar position by Carter Securities.  From 2003 until 2005 Mr. Sterling was employed as Managing Director of the Laurus Funds, where he arranged in excess of $50 million in financings for emerging growth companies. From 1995 to 2003 Mr. Sterling was associated with Sands Brothers/ Laidlaw, where he served as head of investment banking and COO of the $175 million Sands Brothers Venture Capital Fund. From 1991 to 1994, Mr. Sterling was associated with Oscar Gruss & Son in Israel, where he focused on Israeli technology and biotechnology IPOs as well as the firm’s venture capital fund.  Mr. Sterling was the founder and senior partner of Rifkind & Sterling, a Beverly Hills legal firm specializing in securities law, primarily representing technology and biotechnology companies. He received a B.S. from Columbia University in Economics with honors in 1962 and an LLB, magna cum laude, from Harvard Law School in 1965.  Mr. Sterling is 67 years old.

Dr. Guozhu Xu has, since 1990, been employed as Director of the China National Drug Dependence Institute at Beijing University, with responsibility for clinical management.  Until recently, Dr. Xu served as a Committee Member of the Center for Drug Evaluation at the China State Food and Drug Administration (“SFDA”).  In that role, Dr Xu was the primary investigator for over seventy clinical programs in pain management, representing over 80% of new pain management drugs approved by the SFDA.  Dr. Xu is an associate director of China Drug Abuse Prevention magazine and has published over 100 articles regarding drug research and development.  Dr Xu received his medical degree from Beijing Medical University in 1970.  Dr. Xu is 62 years old.

Hongyue Hao was appointed to the office of Chief Financial Officer in November 2008.  Ms. Hao has been employed since 2000 by the Hebei Aoxing Pharmaceutical Group Company, which is the operating subsidiary of China Aoxing Pharmaceutical Company.  Ms. Hao was initially employed as Controller, and was appointed Vice President - Finance in 2007.  Prior to joining Hebei Aoxing, Ms. Hao was employed for four years as Financial Manager of the China Aoxing Food and Brewery Company, and for three years as an accountant with the Hebei Brewery Company.  In 2007 Ms. Hao earned a Bachelor’s Degree with a concentration in accounting at the China Science and Technology Training Institute.  Ms. Hao is the niece of the spouse of Juan Yue Han, our Chairman.

Nominating, Compensation and Audit Committees

The Board of Directors has appointed the following committees:

Audit Committee
       Howard David Sterling (Chairman)
       Jun Min
       Guozhu Xu

Compensation Committee and Stock Plan Committee
       John O'Shea (Chairman)
       Jun Min
       Guozhu Xu

Nominating Committee
       Jun Min (Chairman)
       John O'Shea
       Howard David Sterling

Corporate Governance Committee
       Jun Min (Chairman)
       John O'Shea
       Howard David Sterling

The Board of Directors has appointed an audit committee, which consists of Mr. Howard Sterling as the Chairman and Jun Min and Guozhu Xu as committee members.  Mr. Sterling is qualified to serve as an “audit committee financial expert,” as defined in  the Regulations of the Securities and Exchange Commission, by reason of his experience in public accounting and as a principal financial officer.  Mr. Sterling is an “independent” director, as defined in the listing standards of NASDAQ.

Stock Plan Committee

The Board of Directors also set up a Stock Plan Committee, which shall function as the Disinterested Committee, as defined in Article III of the 2006 Stock and Stock Option Plan and with the powers set forth in the said Plan, and which shall report to the Board at each meeting of the Board.  The Committee consists of Mr. John O’Shea as the Chairman and Jun Min and Guozhu Xu as committee members.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2009, except that each of Messrs. O’Shea, Sterling, Min, and Xu failed to file a Form 3 when due.

Item 11.  Executive Compensation

This table itemizes the compensation paid to Zhenjiang Yue by China Aoxing Pharmaceutical Company, Inc. and/or Hebei Aoxing Pharmaceutical Co., Ltd. for services as its Chief Executive Officer during the past three years and to Hongyue Hao for services as Chief Financial Officer since November 10, 2008.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zhenjiang Yue	2009	$50,000	--	(1)	--	--
	2008	$50,000	--	--	--	--
	2007	$40,000	--	--	--	--

Hongyue Hao	2009	$29,325		(1)
________________________________
(1)	The Company has agreed to issue 100,000 shares of common stock to Mr. Yue and Ms Hao respectively for services during the period from November 10, 2008 through December 31, 2009.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officers during the year ended June 30, 2008 and those options held by him on June 30, 2009.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Zhenjiang Yue	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended June 30, 2009 and held by them unvested at June 30, 2009.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Zhenjiang Yue	100,000	$110,000
Jun Min	--	--
John O’Shea	40,000	$ 44,000
Howard Sterling	40,000	$ 44,000
Guozhu Xu	40,000	$ 44,000
Hongyue Hao	100,000	$110,000

Remuneration of Directors

The members of the Board of Directors of China Aoxing receive remuneration in cash and/or restricted shares of the common stock for the period of their duties as shown below:

Name	Remuneration
Zhenjiang Yue	None
Jun Min	None
John O’Shea	$4000 per month & 40,000 shares annually
Howard Sterling	$4000 per month & 40,000 shares annually
Guozhu Xu	4000 RMB per month & 40,000 shares annually

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

There are 91,669,562 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Zhenjiang Yue	8,000,000(2)	8.7%
Jun Min	0	0.0%
John O’Shea	529,563	0.6%
Howard Sterling	40,000	0.0%
Guozhu Xu	40,000	0.0%
Hongyue Hao	600,000	0.6%
All directors and officers as a group (6 persons)	9,209,563	10.0%
American Oriental Bioengineering, Inc. 15 Exchange Place Suite 500 Jersey City, NJ 08302	34,830,847	38.0%

__________________________________

(1)	Unless otherwise indicated, all shares are held of record as of September 28, 2009.

(2)	Includes 3,000,000 shares owned of record by Mr. Yue’s spouse, Cuiying Hao.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

None.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ Stock Market:  John O’Shea, Howard Sterling, Guozhu Xu.

Item 14.  Principal Accountant Fees and Services

Audit Fees

Paritz & Company, P.A. (“Paritz”) billed $64,500 in connection with the audit of China Aoxing’s financial statements for the year ended June 30, 2009.  Also included are services performed in connection with reviews of the financial statements of China Aoxing and its subsidiaries for the interim quarters of fiscal 2009 as well as those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings for fiscal year 2009.

Paritz billed $45,500 in connection with the audit of the financial statements of China Aoxing  for the year ended June 30, 2009.

Audit-Related Fees

Paritz billed China Aoxing $0 for any Audit-Related fees in fiscal 2009 and in fiscal 2008.

Tax Fees

Paritz billed $0 to China Aoxing in fiscal 2009 and in fiscal 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Paritz billed China Aoxing $0 for other services in fiscal 2009 and fiscal 2008.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  All of the services described above were approved by the Board of Directors.

Item 15.  Exhibit List and Financial Statement Schedules

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

14	Hebei Aoxing Pharmaceutical Group Co., Ltd. Code of Conduct Policy – filed as an exhibit to the Current Report on Form 8-K filed on April 24, 2006 and incorporated herein by reference.

21	Subsidiaries – Ostar Pharmaceutical
Hebei Aoxing Pharmaceutical Group Co., Ltd.

31.1	Rule 13a-14(a) Certification – Zhenjiang Yue

31.2	Rule 13a-14(a) Certification – Hongyue Hao

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Aoxing Pharmaceutical Company, Inc.

By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below on October 13, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Zhenjiang Yue
Zhenjiang Yue, Director,
Chief Executive Officer,

/s/ Hongyue Hao
Acting Chief Financial Officer,

/s/ John O’Shea
John O’Shea, Director

/s/ Howard David Sterling
Howard David Sterling, Director

/s/ Jun Min
Jun Min, Director

/s/ Guozhu Xu
Guozhu Xu, Director