Form 10-Q
period 2009-09-30
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2009-11-23
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-24185

CHINA AOXING PHARMACEUTICAL COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	65-0636168
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

15 Exchange Place, Suite 500, Jersey City, NJ 08302
(Address of Principal Executive Offices)

Issuer's Telephone Number: (646) 367-1747

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer       Accelerated filer        Non-accelerated filer        Small reporting company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
November 20, 2009
Common Stock: 91,669,562

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,417,281	$1,271,922
Accounts receivable	1,296,787	1,064,381
Inventory	872,483	712,521
Deposits with suppliers	289,339	261,780
Deferred tax assets	4,140,298	3,331,045
Prepaid exenses and sundry current assets	408,121	302,449
TOTAL CURRENT ASSETS	13,424,309	6,944,098

LONG - TERM ASSETS
Property and equipment, net of accummulated depreciation	24,578,597	29,324,362
Other intengible assets	1,521,608	1,549,497
Goodwill	18,943,519	18,926,527
TOTAL LONG-TERM ASSETS	45,043,724	49,800,386

TOTAL ASSETS	$58,468,033	$56,744,484

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-Term borrowings	$292,500	$292,193
Accounts payable	2,814,029	2,816,711
Deposit payable	-	3,871,552
Current portion of long term debt - other	46,800	144,635
Current portion of long term debt - stockholders	111,202	4,494,629
Loan payable - Bank	6,100,846	6,094,428
Accrued expenses and taxes payable and other sundry current liabilities	2,632,868	2,403,185
TOTAL CURRENT LIABILITIES	11,998,245	20,117,333

LONG-TERM DEBT-- STOCKHOLDERS	4,108,523	4,104,201
-- OTHER	3,382,520	3,491,113
CONVERTIBLE DEBENTURES	1,068,513	1,023,733
WARRANT AND DERIVATIVE LIABILITIES	5,511,061	3,368,901

Common stock, par value $0.001,
100,000,000 shares authorized,
91,669,562 and 82,827,999 shares issued and outstanding
at September 30,2009 and June 30, 2009, respectively	91,670	82,828
Preferred stock, par value $0.001
300,000 shares authorized
277,018 shares issued and outstanding
at September 30,2009 and June 30, 2009, respectively	277	277
Additional paid in capital	49,128,541	39,104,309
Accumulated deficit	(17,303,837)	(15,065,203)
Other compensive income	498,695	461,017
TOTAL STOCKHOLDERS' EQUITY	32,415,346	24,583,228

NONCONTROLLING INTEREST IN SUBSIDIARIES	(16,175)	55,975
TOTAL EQUITY	32,399,171	24,639,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,468,033	$56,744,484

See Notes to the Financial Statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended
	September 30,
	2009	2008

SALES	$1,446,663	$3,598,065
COST OF SALES	450,143	1,937,345
GROSS PROFIT	996,520	1,660,720

COSTS AND EXPENSES:
Research and development expenses	113,303	266,329
General and administrative expenses	877,484	1,192,892
Selling expenses	260,894	631,018
Depreciation and amortization	109,217	144,458
TOTAL COSTS AND EXPENSES	1,360,898	2,234,697

LOSS FROM OPERATIONS	(364,378)	(573,977)

OTHER INCOME (EXPENSE):
Interest expense	(592,084)	(475,494)
Change in fair value of warrant and derivative liabilities	(2,142,159)	147,727
Gain on foreign currency transactions	-	203,037
Loss on disposal of assets	(21,416)	-
Forgiveness of debt	-	1,459,751
TOTAL OTHER INCOME (EXPENSE)	(2,755,659)	1,335,021

INCOME (LOSS) BEFORE INCOME TAXES	(3,120,037)	761,044

Income taxes (credit)	(809,253)	79,693
NET INCOME ( LOSS)	(2,310,784)	681,351

Minority interest in income (losses) of subsidiary	(16,175)	55,232
INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(2,294,609)	626,119

OTHER COMPREHENSIVE INCOME ( LOSS) :
Foreign currency translation adjustment	37,678	26,349

COMPREHENSIVE INCOME (LOSS)	$(2,273,106)	652,468

BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE	(0.03)	0.008
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	87,411,323	81,205,779

See Notes to the Financial Statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	September 30,
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$(2,294,609)	$626,119
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	284,634	311,599
Deferred tax assets	(809,253)	-
Loss on disposal of assets	21,416
Forgiveness of debt	-	(1,459,751)
Non-cash interest expense related to debentures and warrants	44,780	81,030
Stocks issued for services	202,227
Change in fair value of warrants and derivative liability	2,142,159	(147,727)
Minority interest	(16,175)	55,232
Changes in operating assets and liabilities:
Accounts receivable	(241,022)	(267,123)
Inventories	(159,213)	170,019
Prepaid expenses and sundry current assets	(18,417)	(107,574)
Accounts payable	115,423	56,269
Accrued expenses, taxes and sundry current liabilities	485,074	61,415
NET CASH USED IN OPERATING ACTIVITIES	(242,976)	(620,492)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(293,018)	(55,975)
Proceeds from sale of assets	950,626
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	657,608	(55,975)

FINANCING ACTIVITIES:
Other borrowings	(210,257)	(1,458,417)
Loans from stockholders	(1,121)	1,759,460
Sale of common stock	5,000,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,788,622	301,043

EFFECT OF EXCHANGE RATE ON CASH	(57,895)	109,486

INCREASE IN CASH	5,145,359	265,938
CASH – BEGINNING OF PERIOD	1,271,922	1,565,213
CASH – END OF PERIOD	$6,417,281	1,299,275

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of 33MM RMB AOB loan and accrued interest into common stock	4,830,847	-
Conversion of convertible debentures into common stock	-	290,000
Common stock issued as payment for accrued interest	-	25,570

See Notes to the Financial Statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

1              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Certain amounts included in the 2008 financial statements have been reclassified to conform to the September 30, 2009 financial statement presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on October 14, 2009.

2              BUSINESS DESCRIPTION

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

3              SIGNIFICANT ACCOUNTING POLICIES

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

Impairment of long lived assets

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

New Accounting Pronouncements

In May 2009, FASB issued new guidance establishing general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, or subsequent events. An entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Adoption of this standard does not have a material impact on the Company’s results of operations or financial position.

In June 2009, FASB established Accounting Standards Codification TM (“ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new guidance for the quarter ended September 30, 2009, which changed the way we reference accounting standards in our disclosures. Adoption of the Codification is not expected to have a material impact on the Company’s results of operations or financial position.

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption to have a material effect on its consolidated results of operations and financial condition

4             NOTES PAYABLE – BANK

Note payable – bank bears interest at 5.58%, is due December 31, 2008, is collateralized by a first security interest in substantially all assets of the Company and guaranteed by a vendor of the Company.

According to this agreement, the loan matures as follows:

December 31, 2008	$2,925,003
June 30, 2009	1,462,501
December 31, 2009	1,713,342
$6,100,846

Bank loans were restructured in October 2009. (see note 7)

5              STOCKHOLDERS’ EQUITY

On August 6, 2009, the Company closed a private placement with a total of fifteen institutional and other accredited investors of 5,263,158 of shares of the Company’s common stock at a purchase price of $0.95 per share, for gross proceeds of $5 million.

On August 27, 2009, the Company issued 3,578,405 shares of common stock by exercising its option to pay the AOB note and accrued interest in the total amount of 33 million RMB, or $4,830,847. As of September 30, 2009, AOB owns 33,578,405 shares, or 37% of the Company’s common stock.

6              VULNERABILITY DUE TO OPERATIONS IN PRC

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

7              SUBSEQUENT EVENTS

Restructuring of Bank of China loans

In October 2009, the Company reached a restructuring agreement with Eastern Asset Management Company “(“EAMC”), a nationwide investment company based in China which acquired the ownership of the loan from Bank of China.  Prior to the restructuring, the outstanding balance of the debt was 54,092,916 RMB including 41,715,142 RMB of principal and 12,377,774 RMB of accrued interest.  Under the restructuring agreement, the Company received the forgiveness from EAMC in the amount of 24,892,316 RMB (approximately $3,640,505), including 12,514,542 of principal and 12,377,774 RMB of accrued interest. The total outstanding balance of the debt was reduced to 29,200,600 RMB (approximately $4,270,592) as of October 1, 2009. The Company paid off this debt in October 2009 after it refinanced with a 36-month bridge loan.

In order to restructure the Bank of China loans, on October 1, 2009, the Company obtained a bridge loan in the principal amount of 32 million RMB (approximately $4.68 million) from a group of seven individuals.  The maturity date of the loan is September 30, 2012.  The loan bears interest at 12% for the six month period ended March 31, 2010, then the interest rate is reduced to 9.6% per annum until the maturity date of September 30, 2012.   The Company has the option to pay part or the entirety of the loan prior to the maturity date without penalty.  The loan is collateralized with two buildings by Hebei Aoxing’s facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “China Aoxing believes,” “management believes” and similar language. The forward-looking statements are based on the current expectations of China Aoxing and are subject to certain risks, uncertainties and assumptions, including those set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 under Item 1A:  “Risk Factors.” Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

Results of Operations

Revenues for the three months ended September 30, 2009 were $1,446,663, a 60% decrease from the revenues of $3,598,065 realized during the three months ended September 30, 2008.  The decrease in revenue was caused by the impact of our relocation of the LRT manufacturing facility in the summer of 2009.  The consolidation of the LRT facility with our own necessitated that we obtain GMP re-certification of six formulations at the new facility.  This has delayed our fulfillment of certain purchase orders.   During the three months ended September 30, 2009, our new facility successfully passed the GMP re-certification on capsule, tablet, granule and oral solution formulations.  We expect that sales of pill and tincture formulations will continue to be adversely affected by the GMP re-certification process until June 2010.

Our cost of sales was $450,143 for three months ended September 30, 2009, which was 77% less than the $1,937,345 in costs incurred during the three month ended September 30, 2008.   The gross margin ratio was increased from 46% in the three months ended September 30, 2008 to 69% in the three months ended September 30, 2009.  The primary reason for the improvement in gross margin was that Zhongtongan, our leading product for dental pain in the market, became a much more significant contributor to our revenue.  Zhongtongan has a much higher gross margin compared to some other products.

During the three months ended September 30, 2009, gross profit was $996,520, which was 40% lower than the $1,660,720 gross profit realized during the three months ended September 30, 2008.  This drop reflected less net sales as a result of temporarily low production output caused by the relocation of our manufacturing function.

Research and development expenses decreased from $266,329 during the three months ended September 30, 2008 to $113,303 during the three months ended September 30, 2008, a 57% decrease.  Our R&D expenses will tend to fluctuate from period to period, reflecting the progress of our various development projects.

General and administrative expenses decreased from $1,192,892 in the three months ended September 30, 2008 to $877,484 during the three months ended September 30, 2009, a 26% decrease, reflecting our continuous efforts in cost control..   During the three months ended September 30, 2009, stock-based compensation for services decreased to $202,227 from $399,423 during the three months ended September 30, 2008.

Selling expenses in the amount of $260,894 during the three months ended September 30, 2009 were a 62% decrease from the $631,018 spent on selling during the three months ended September 30, 2008.  The decrease was primarily due to the consolidation of LRT’s selling expenses with ours and general cost control measures undertaken by our company.

Depreciation and amortization expense decreased from $144,458 in three months ended September 30, 2008 to $109,217 in three months ended September 30, 2009, or a decrease of 24%, partially due to divesture of fixed assets of LRT during the last reporting period.

Our loss from operations decreased to $364,378 during the three months ended September 30, 2009 from $573,977 during the three months ended September 30, 2008.  The 37% decrease in the loss was primarily due to the improvement of operation efficiency as well as greater control of operational expenditures.

Our net loss for the three months ended September 30, 2009 was $2,294,609.  This included, however, an expense of $2,142,159 attributable to the increase in the fair value of our outstanding financial derivatives.  In comparison, during the three months ended September 30, 2008, the Company achieved net income in the amount of $626,119.  This, however, included a $1,459,751 forgiveness of debt by the Bank of China and a $147,727 gain on the fair value of financial derivatives. We expect that the change of fair value of financial derivatives could continue to significantly impact our net income or loss over the next 24 months, depending on the volatility of the market price for our common stock.

Liquidity and Capital Resources

Our operations during the three months ended September 30, 2009 consumed $242,976 in cash, which reflected significant improvement as compared to a negative cash flow from operations in the amount of $620,492 during the three months ended September 30, 2008.  However, we continued to incur negative cash flow from operations as the gross profit from our product sales is not sufficient  to offset the cash demands of our ongoing business expansion.

Our cash flows from investing activities amounted to $657,608 during the three months ended September 30, 2009.  We received $950,626 in cash from our sale of the real estate previously owned by LRT - the sale had been recorded on our financial statements for the quarter ended June 30, 2009.  On the other hand, we used $293,018 to purchase additional property and equipment.

Our cash flows from financing activities amounted to $4,788,622 during the three months ended September 30, 2009.  During that period, we completed a private placement with a total of fifteen institutional and other accredited investors of 5,263,158 of shares of the Company’s common stock at a purchase price of $0.95 per share, for gross proceeds of $5 million.

During the three months ended September 30, 2009, we significantly improved our working capital position. At September 30, 2009, we had working capital of $1,426,064 as compared to a working capital deficit of $13,173,235 at June 30, 2009.  The improvement of our working capital condition was attributable to (1) the $5 million private placement in August 2009; (2) conversion to common stock of $4,830,847 owed on account of a note that we issued to American Oriental Bioengineering, and (3) cash realization through the divesture of the land and building of LRT.  We expect to continue to improve our liquidity as well as our capital structure in the coming year.

            In October 2009, the Company reached a restructuring agreement with Eastern Asset Management Company “(“EAMC”), a nationwide investment company based in China which acquired the ownership of the loan from Bank of China.  Prior to the restructuring, the outstanding balance of the debt was 54,092,916 RMB including 41,715,142 RMB of principal and 12,377,774 RMB of accrued interest.  Under the restructuring agreement, the Company received the forgiveness from EAMC in the amount of 24,892,316 RMB (approximately $3,640,505), including 12,514,542RMB of principal and 12,377,774 RMB of accrued interest. The total outstanding balance of the debt was reduced to 29,200,600 RMB (approximately $4,270,592) as of October 1, 2009. The Company paid off this debt in October 2009 after it refinanced with a 36-month bridge loan.

In order to restructure the Bank of China loans, on October 1, 2009 the Company obtained a bridge loan in the principal amount of 32 million RMB (approximately $4.68 million) from a group of seven individuals.  The maturity date of the loan is September 30, 2012.  The loan bears interest at 12% for the six month period ended March 31, 2010, then interest is reduced to 9.6% per annum until the maturity date of September 30, 2012.   The Company has the option to pay part or the entirety of the loan prior to the maturity date without penalty.  The loan is collateralized by two buildings at Hebei Aoxing’s facility.

The capital injection and restructuring efforts over the last three months greatly improved the liquidity of the Company as we continue to develop our pharmaceutical products.  Nevertheless, we will continue to explore various alternatives to improve our financial position and secure sources of financing.  Among the possibilities being explored are new credit facilities, a new equity raise, new arrangements to license intellectual property, and a sale of selected property rights.  At the present time we have no commitment from any source for additional funds.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Aoxing in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Aoxing is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Aoxing’s system of disclosure controls and procedures was effective as of September 30, 2009 for the purposes described in this paragraph.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2009.

Item 2.    Unregistered Sale of Securities and Use of ProceedsRegistrant

(a) Unregistered sales of equity securities

The Company’s private placement of 5,263,158 common shares on August 6, 2009 was previously reported in a Current Report on Form 8-K filed on August 12, 2009.

 (c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st  quarter of fiscal 2010.

Item 6.    Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA AOXING PHARMACEUTICAL COMPANY, INC.

Date: November 20, 2009	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer

Date: November 20, 2009	By: /s/ Hongyue Hao
Hongyue Hao, Acting Chief Financial Officer