Form 10-Q
period 2009-12-31
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2010-02-16
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-24185

CHINA AOXING PHARMACEUTICAL COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	65-0636168_
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

15 Exchange Place, Suite 500, Jersey City, NJ 07302
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

Yes X                    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___ No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer____  Non-accelerated filer____  Small reporting company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
February 15, 2010
Common Stock: 92,869,562

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,383,715	$1,271,922
Accounts receivable	1,252,030	1,064,381
Inventory	1,127,255	712,521
Deposits with suppliers	378,432	261,780
Deferred tax assets	2,119,730	3,331,045
Prepaid expenses and sundry current assets	376,983	302,449
TOTAL CURRENT ASSETS	11,638,145	6,944,098

LONG - TERM ASSETS
Property and equipment, net of accummulated depreciation	24,438,138	29,324,362
Other intangible assets	1,502,868	1,549,497
Goodwill	18,944,464	18,926,527
TOTAL LONG-TERM ASSETS	44,885,470	49,800,386

TOTAL ASSETS	$56,523,615	$56,744,484

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-Term borrowings	$292,517	$292,193
Accounts payable	3,056,835	2,816,711
Deposit payable	-	3,871,552
Current portion of long term debt - other	46,803	144,635
Current portion of long term debt - related party	111,208	4,494,629
Accrued expenses and taxes payable and other sundry current liabilities	1,025,402	2,403,185
Loan payable - Bank	-	6,094,428
Convertible debentures	1,113,294	1,023,733
TOTAL CURRENT LIABILITIES	5,646,059	21,141,066

LONG-TERM DEBT-- RELATED PARTY	4,825,431	4,104,201
-- OTHER	7,346,328	3,491,113
WARRANT AND DERIVATIVE LIABILITIES	887,369	3,368,901

Common stock, par value $0.001,
100,000,000 shares authorized,
91,669,562 and 82,827,999 shares issued and outstanding
at December 31,2009 and June 30, 2009, respectively	91,670	82,828
Preferred stock, par value $0.001
300,000 shares authorized
0 shares issued and outstanding
at December 31,2009 and June 30, 2009, respectively	-	-
Additional paid in capital	49,200,045	39,104,586
Accumulated deficit	(11,873,857)	(14,791,039)
Other comprehensive income	470,951	461,017
TOTAL STOCKHOLDERS' EQUITY	37,888,809	24,857,392

NONCONTROLLING INTEREST IN SUBSIDIARIES	(70,381)	(218,189)
TOTAL EQUITY	37,818,428	24,639,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,523,615	$56,744,484

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2009	2008	2009	2008

SALES	$1,556,431	$2,315,709	$3,003,094	$5,913,774
COST OF SALES	540,516	1,331,695	990,659	3,269,040
GROSS PROFIT	1,015,915	984,014	2,012,435	2,644,734

COSTS AND EXPENSES:
Research and development expense	78,761	73,907	192,064	340,236
General and administrative expenses	825,503	796,900	1,702,987	1,989,792
Selling expenses	287,404	492,518	548,297	1,123,536
Depreciation and amortization	109,473	87,424	218,690	231,882
TOTAL COSTS AND EXPENSES	1,301,141	1,450,749	2,662,038	3,685,446

LOSS FROM OPERATIONS	(285,226)	(466,735)	(649,603)	(1,040,712)

OTHER INCOME (EXPENSE):
Interest expense	(451,070)	(429,884)	(1,043,155)	(905,378)
Change in fair value of warrant and derivative liabilities	4,623,692	(1,144,012)	2,481,533	(996,285)
Gain on foreign currency transactions	241	60,481	241	263,518
Loss on sale of assets	0	-	(21,415)
Forgiveness of debt	3,579,085	(555)	3,579,085	1,459,196
TOTAL OTHER INCOME (EXPENSE)	7,751,948	(1,513,970)	4,996,289	(178,949)

INCOME (LOSS) BEFORE INCOME TAXES	7,466,722	(1,980,705)	4,346,686	(1,219,661)

Income taxes (credit)	2,020,568	18,994	1,211,315	98,687
NET INCOME ( LOSS)	5,446,154	(1,999,699)	3,135,371	(1,318,348)

Noncontrolling interest in subsidiaries	163,984	(26,712)	147,808	28,520
INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	5,282,170	(1,972,987)	2,987,563	(1,346,868)

OTHER COMPREHENSIVE INCOME ( LOSS) :
Foreign currency translation adjustment	(27,744)	(408,127)	9,934	(381,778)

COMPREHENSIVE INCOME (LOSS)	$5,254,426	$(2,381,114)	$2,997,497	(1,728,646)

BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE	0.06	(0.02)	0.03	(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	91,669,562	82,771,294	89,540,442	81,988,536

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	December 31,
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$2,987,563	$(1,346,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	538,657	601,310
Deferred tax assets	1,211,315	-
Loss on sale of assets	21,416	-
Forgiveness of debt	(3,640,718)	(1,459,196)
Non-cash interest expense related to
debentures and warrants	89,561	125,810
Stock issued for services	273,454	520,187
Change in fair value of warrants and derivative liability	(2,481,533)	996,285
Minority interest	147,808	28,520
Changes in operating assets and liabilities:
Accounts receivable	(189,611)	237,456
Inventories	(413,919)	(32,383)
Prepaid expenses and sundry current assets	(187,396)	(200,211)
Accounts payable	122,885	28,006
Accrued expenses, taxes and sundry current liabilities	922,215	(1,569,960)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(598,303)	(2,071,044)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(420,692)	(1,021,280)
Cash received from sale of assets	950,626	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	529,934	(1,021,280)

FINANCING ACTIVITIES:
Repayment of bank loan	(4,270,485)
Proceeds Other borrowings	3,753,122	2,989,634
Loans from related party	715,504	-
Sale of common stock	5,000,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,198,141	2,989,634

EFFECT OF EXCHANGE RATE ON CASH	(17,979)	(342,551)

INCREASE (DECREASE) IN CASH	5,111,793	(445,241)
CASH – BEGINNING OF PERIOD	1,271,922	1,565,513
CASH – END OF PERIOD	$6,383,715	1,120,272

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of AOB loan and accrued interest into common stock	4,830,847	-
Conversion of convertible debentures into common stock	-	290,000
Common stock issued as payment for accrued interest	-	25,570

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009
(Unaudited)

1         BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of June 30, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed on October 14, 2009.

2         BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

    China Aoxing Pharmaceutical Co., Inc. (“the Company” or ‘China Aoxing”) is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotics and pain-management products. As of December 31, 2009, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”)， which is organized under the laws of the People’s Republic of China (“PRC”).  During the year ended June 30, 2009, Hebei integrated into itself the business operations of Shijazhuang Lerentang Pharmaceutical Company, Ltd. (“LRT”), which had been an operating subsidiary acquired by Hebei in May 2008.

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

    Use of estimates in the preparation of financial statements

    The preparation of the unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, the recoverability of the carrying amount and estimated useful lives of long-lived assets, allowance for accounts receivable, realizable values for inventories, valuation allowance of deferred tax assets, purchase price allocation of its acquisitions and share-based compensation expenses. Management makes these estimates using the best information available at the time the estimates are made; however, actual results when ultimately realized could differ from those estimates.

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

    Derivative financial instruments

    The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debentures and warrants (see Note 7 and 8).  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

    For the six months ended December 31, 2009, the Company recognized other income of approximately $2,481,533, as compared to other losses of $996,285 for the six months ended December 31, 2008, relating to recording the changes in fair value of warrant and derivative liabilities.  At December 31, 2009 and 2008 there were approximately $887,369 and $4,992,370 of warrant and derivative liabilities, as the related debt instruments were not settled.

    The Company’s derivative instruments were valued using the black-scholes option pricing model, based on the following historic data and assumptions on  December 31, 2009:

Estimated dividends	None
Expected volatility	62.60%
Risk-free interest rate	0.20 – 1.14%
Expected term (years)	0.33 – 1.71

    The expected volatility was determined based on the historic quoted market price of the common stock.  Risk free interest rate was determined based on the quoted US treasury rate under the same expected term with each corresponding financial instrument.

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

    In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption to have a material effect on its consolidated results of operations and financial condition.

3         INVENTORIES

    Inventories are summarized as follows:

	December 31	June 30
	2009	2009

Raw materials	$621,996	$454,374
Low-value consumption goods	24,535	24,208
Work in progress	83,619	24,533
Finished goods	397,105	209,406
	$1,127,255	$712,521

4         RESTRUCTURING OF BANK OF CHINA LOAN

    In October 2009, the Company reached a restructuring agreement with Eastern Asset Management Company “(“EAMC”), a nationwide investment company based in China which acquired the ownership of the loan from Bank of China.  Prior to the restructuring, the outstanding balance of the debt was $7,911,560 (approximately 54,092,916 RMB), including $6,101,203 (or 41,715,142 RMB) of principal and $1,748,724 (or 11,961,278 RMB) of accrued interest.  Under the restructuring agreement, the Company received the forgiveness from EAMC in the amount of $3,579,085 (or 24,475,820 RMB), including $1,830,361 (or 12,514,542 RMB) of principal and $1,748,724 (or 11,961,278 RMB) of accrued interest. The total outstanding balance of the debt was reduced to $4,270,842 (approximately 29,200,600 RMB) as of October 1, 2009. The Company repaid this debt on October 1, 2009 with the proceeds of RMB32,000,000 36-month bridge loan.

    In order to restructure the Bank of China loans, on October 1, 2009, the Company obtained a bridge loan (“Bridge Loan”) in the principal amount of $4,680,278 (or 32 million RMB) from a group of seven individuals.  The maturity date of the loan is September 30, 2012.  The Bridge Loan bears interest at 12% for the six month period ended March 31, 2010, then the interest rate is reduced to 9.6% per annum until the maturity date of September 30, 2012.   The Company has the option to pay part or the entirety of the loan prior to the maturity date without penalty.  The loan is collateralized with two buildings by Hebei Aoxing’s facility.   One of the loan holders is a relative of our CEO, who invested $716,668 in the Bridge Loan.

5         LOANS PAYABLE – OTHER

    Loans payable – other consists of the following:

	December 31,	June 30,
	2009	2009
	(Unaudited)
Loans payable bearing interest at 10% per annum and maturing on March 2012	$3,382,718	$3,491,113
Loans payable bearing interest at 12% for the six month period ended March 31, 2010, then the interest rate is 9.6% until maturing on September 30 2012.	3,963,610	-
Loans from unrelated third parties maturing on various dates through June 30, 2010 and bearing interest at an average rate of 10%	46,803	144,635

	7,393,131	3,635,748

Less current portion	46,803	144,635
	$7,346,328	$3,491,113

6         LOAN FROM STOCKHOLDERS

    Loan from stockholders consists of the following:

	December 31,	June 30,
	2009	2009
	(Unaudited)

Short-term borrowing from AOB bearing interest at 8% per annum, converted to common stock as of August 27, 2009.	-	$4,382,418
Loans maturing on December 31, 2011 bearing interest of 10% per annum	$4,108,764	4,104,201
Loans payable bearing interest at 12% for the six month period ended March 31, 2010, then the interest rate is 9.6% until maturing on September 30 2012.	716,667
Loans maturing on various dates through June 30, 2010, bearing interest at an average rate of 10%	111,208	112,211
	4,936,639	8,598,830

Less current portion	111,208	4,494,629
	$4,825,431	$4,104,201

7         CONVERTIBLE DEBENTURES

    In 2006, the Company issued 10% convertible debentures for $2,116,000 and the Series A, B, C and D Warrants. The 10% convertible debentures were converted to common stock by September 30, 2008.  The Series A, B, C and D Warrants are exercisable for five years at prices ranging from $2.50 to $5.50 and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants.

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

Convertible debentures outstanding as of December 31, 2009, are as follows:

Convertible debentures issued	3,289,000
Less amounts converted to common stock	(2,116,000)
1,173,000
Less debt discount	(59,706)
Balance – December 31, 2009	1,113,294

    The terms of the convertible debentures and warrants include certain features that are considered embedded derivative financial instruments, such as a conversion feature which provides for the conversion of the debentures into shares of the Company’s common stock at a rate which is variable. Because the debentures are not conventional convertible debt, the Company is required to record the derivative financial instruments and the warrants issued in connection with the convertible debentures at their fair values as of the issuance date of each of the debentures.

8         WARRANTS

    In 2006 the Company issued the Series A, B, C and D Warrants in connection with issuance of 10% convertible debentures.  The terms of the Series A, B, C and D Warrants require that whenever the Company issues common stock for a price less than $2.00 per share, an equitable adjustment to the exercise price be made in order to prevent dilution of the equity interests of the warrant holders.  As a result of the private placement and loan conversion transactions in August 2009, the exercise price of the Series A, B, C and D Warrants was reduced, and accordingly, the number of shares that a warrant-holder may purchase was increased based on the terms of the warrants, effective on August 27, 2009. These warrants were issued in September 2006, are exercisable for five years and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants.

    As discussed in Note 3, FASB ASC 815-10 requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting.  The fair value of embedded derivatives in connection with these warrants needs to be estimated. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  The change of exercise price along with number of shares issuable upon exercise of these warrants would cause a change in the fair value of the warrants.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

    The following table summarizes the information relating to the revised exercise price and the number of shares that a warrant-holder may purchase in connection with the sales of convertible debentures referred in Note 10 above:

	Original Exercise Price	Revised Exercise Price	Original Number of Outstanding	Revised Number of Outstanding	Weighted Average Remaining Contractual Life (Years)
				December 31,
				2009
Series A	$2.5000	$1.5721	1,058,000	1,682,463	1.71
Series B	3.5000	2.0202	1,058,000	1,832,987	1.71
Series C	4.5000	2.4683	1,058,000	1,928,858	1.71
Series D	5.5000	2.9164	1,058,000	1,995,268	1.71
Placement Agent	2.0000	2.0000	423,200	423,200	1.71
				7,862,776

9         SALES OF ASSETS

    On July 15, 2009, the Company completed the sale of LRT’s facility in connection with the relocation of LRT’s operation and manufacturing function into Hebei for $4,822,178 (approximately RMB 33 million). Proceeds of $3,871,552 were received in June 2009 (shown as deposit payable on the June 30, 2009 balance sheet) and $950,626 on July 2009. No gain or loss has been recorded during the six months ended December 31, 2009 since the company incurred an impairment charge of $2,345,420 during the year ended June 30, 2009 reducing the carrying value to the sales price.

10       STOCKHOLDERS’ EQUITY

    On August 6, 2009, the Company completed a private placement with a total of fifteen institutional and other accredited investors of 5,263,158 of shares of the Company’s common stock at a purchase price of $0.95 per share, for gross proceeds of $5 million.

    On August 15, 2008, the Company issued to American Oriental Bioengineering Inc. (“AOB”) a convertible term note dated May 26, 2008 in the principal amount of 30 million RMB (approximately $4.4 million U.S. dollars) bearing interest at 8% per annum, with an extended maturity date of  August 26, 2009. On August 27, 2009, the Company exercised its option to pay the AOB note and accrued interest in the total amount of 33 million RMB, or $4,830,847, in the form of 3,578,405 shares of common stock at a price of $1.35 per share.  As of September 28, 2009, AOB owns 33,578,405 shares, or 37% of the Company’s common stock.

11       SUBSEQUENT EVENTS

    Effective on January 6, 2010, China Aoxing filed with the Florida Secretary of State Articles of Amendment to its Articles of Incorporation.  The amendment increased the number of shares of authorized common stock from 100,000,000 shares, $0.001 par value, to 200,000,000 shares, $0.001 par value.

    On January 13, 2010, the Company issued 1,200,000 shares of restricted common stock, valued at 0.98 per share, to award the management and employees of the Company for their future services, which will be amortized for the next three years.

    In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events through February 15, 2010.

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

Results of Operations

Revenues for the three months ended December 31, 2009 were $1,556,431, a 33% decrease from the revenues of $2,315,709 realized during the three months ended December 31, 2008.  The decrease in revenue was caused by the impact of our relocation of the LRT manufacturing facility in the summer of 2009.  The consolidation of the LRT facility with our own necessitated that we obtain GMP re-certification of six formulations at the new facility.  This has delayed our fulfillment of the purchase orders for those formulations.   As of December 31, 2009, our new facility has successfully passed the GMP re-certification on capsule, tablet, granule and oral solution formulations while we are preparing for recertification on pill and tincture formulations.

For the six months ended December 31, 2009, the revenues were $3,003,094, a 49% decrease from the revenues of $5,913,774 realized during the six months ended December 31, 2008.  The decrease in revenue was caused by the delayed GMP re-certification discussed above.

Cost of sales was $540,516 for three months ended December 31, 2009, which was 41% less than the $1,331,695 in costs incurred during the three month ended December 31, 2008.   The gross margin ratio was increased from 42% in the three months ended December 31, 2008 to 65% in the three months ended December 31, 2009.  The primary reason for the improvement in gross margin was that Zhongtongan, our leading product for dental pain in the market, became a much more significant contributor to our revenue for the three months ended December 31, 2009, due to our inability to fulfill sales of other products, pending re-certification.  Zhongtongan has a much higher gross margin compared to some other products.

During the six months ended December 31, 2009, our cost of sales was $990,659, which was 70% less than the $3,269,040 in costs incurred during the six month ended December 31, 2008.   The gross margin ratio was increased from 45% in the six months ended December 31, 2008 to 67% in the six months ended December 31, 2009 as Zhongtongan became a a much more significant contributor to our revenue with higher gross margin for the three months ended December 31, 2009.

Gross profit was $1,015,915 during the three months ended December 31, 2009, or 3% higher than the $984,014 gross profit realized during the three months ended December 31, 2008, reflecting higher profit margin and larger contribution of Zhongtongan product during the three months ended December 31, 2009.

During the six months ended December 31, 2009, gross profit was $2,012,435, which was 24% less than the $2,644,734 in gross profit realized during the six months ended December 31, 2008, reflecting higher profit margin and larger contribution of Zhongtongan product during the six months ended December 31, 2009.

Research and development expenses were $78,761 during the three months ended December 31, 2009, similar to $73,907 occurred during the three months ended December 31, 2008.  Our R&D expenses could fluctuate from period to period, reflecting the progress of our various development projects.

During the six months ended December 31, 2009, our research and development expenses were $192,064, 44% less than $340,236 spent for six months ended December 31, 2008. Our R&D expenses could fluctuate from period to period, reflecting the progress of our various development projects.

General and administrative expenses were $825,503 in the three months ended December 31, 2009, similar to $796,900 in the three months ended December 31, 2008.   However, during the three months ended December 31, 2009, the stock-based compensation for service decreased to $71,227, from $304,277 in the three months ended December 31, 2008.  The increase in cash spend on general and administrative expenses reflects our ramp-up of operations in anticipation of growth in sales.

For the six months ended December 31, 2009, general and administrative expenses was $1,702,987,  14% less than $1,989,792 spent during six months ended December 31, 2008, reflecting lower stock-based compensation for service incurred during the recent period.

Selling expenses in the amount of $287,404 during the three months ended December 31, 2009 were a 42% decrease from the $492,518 spent on selling during the three months ended December 31, 2008.  The decrease was primarily due to the consolidation of LRT’s selling expenses with ours and the ongoing general cost control measures undertaken by the Company.

For the six months ended December 31, 2009, selling expenses in the amount of $548,297 were a 51% decrease from the $1,123,536 spent on selling during the six months ended December 31, 2008.  The decrease was primarily due to the consolidation of LRT’s selling expenses with ours and the ongoing general cost control measures undertaken by the Company.

Our loss from operations decreased to $285,225 during the three months ended December 31, 2009 from $466,735 during the three months ended December 31, 2008.  The 39% decrease in the loss was primarily due to the ongoing improvement of operational efficiency as well as the reduction in stock-based compensation.

For the six months ended December 31, 2010, loss from operations decreased to $649,603 from $1,040,712 during the six months ended December 31, 2008.  The 38% decrease in the loss was primarily due to the ongoing improvement of operational efficiency, cost cutting on selling expenses as well as the reduction in stock-based compensation.

Interest expense was $451,070 for the three months ended December 31, 2009, which was comparable to interest expense of $429,884 for the three months ended December 31, 2008.

Due to the volatility in the share price of our common stock during the recent quarter, the fair value of our outstanding warrant and derivative liabilities decreased by $4,623,692.  The decrease was recorded as other income for the three months ended December 31, 2009, as compared to an expense of $1,144,012 caused by the increased of fair value of the above mentioned derivative liabilities during the three months ended December 31, 2008. The fair value of these financial derivatives will fluctuate along with volatility of the market price for our common stock.

During the three months ended December 31, 2009, a forgiveness of debt was recorded in the amount of $3,579,085 as a result of restructuring and refinancing of the outstanding Bank of China loan.  In October 2009, the Company reached a restructuring agreement with Eastern Asset Management Company “(“EAMC”), a nationwide investment company based in China which acquired the ownership of the loan from Bank of China.  Under the restructuring agreement, the Company received forgiveness of debt and accrued interest in the total amount of $3,579,085 while the total outstanding balance of the debt was reduced to $4,270,592 (approximately 29,200,600 RMB) as of October 1, 2009. The Company paid off this debt in October 2009 after it refinanced with a 36-month bridge loan.

Net income for the three months ended December 31, 2009 was $5,446,154, and income attributable to the Company after 5% minority interest was $5,282,170, mainly attributable to (1) the decrease in the fair value of our outstanding financial derivatives by the amount of $4,623,692 and (2) the forgiveness of debt related to Bank of China loan in the amount of $3,579,085.    In comparison, during the three months ended December 31, 2008, the net loss was recorded in the $1,999,699, and the Company recorded net loss in the amount of $1,972,987 after 5% minority interest.  This, however, included an expense of $1,144,012 attributable to the increase in the fair value of our outstanding financial derivatives.

During the six months ended December 31, 2009, net income was $3,135,371, as compared to a net loss of $1,318,348 occurred for the six months ended December 31, 2008.  Excluding the 5% minority interest, the income attributable to the Company was  $2,987,563 for the six months ended December 31, 2009, as compared to a loss of $1,346,868 attributable to the Company for the six months ended December 31, 2008.

We expect that the change of fair value of financial derivatives could continue to significantly impact our net income or loss over the next 24 months, depending on the volatility of the market price for our common stock.

Liquidity and Capital Resources

Our operations during the six months ended December 31, 2009 used $598,303 in cash, as compared to $2,071,044 used for operations during the six months ended December 31, 2008.

Our cash flows from investing activities amounted to a gain of $529,934 during the six months ended December 31, 2009.  We purchased additional property and equipment in the amount of $420,692 while we received the final portion of the proceeds from the sales of LRT assets in the amount of $950,626.

Our cash flows from financing activities amounted to $5,198,142 during the six months ended December 31, 2009.  During that period, we completed a private placement for a gross proceeds of $5 million with a total of fifteen institutional and other accredited investors of 5,263,158 of shares of the Company’s common stock at a purchase price of $0.95 per share.  In addition, we secured a bridge loan of approximately $4,486,567 in connection with the restructuring of Bank of China loan.

During the six months ended December 31, 2009, we significantly improved our working capital position. As of December 31, 2009, we had working capital of $5,992,086 as compared to a working capital deficit of $14,196,968 at June 30, 2009.  The improvement of our working capital condition was attributable to (1) the $5 million private placement in August 2009; (2) conversion to common stock of $4,830,847 owed on account of a note that we issued to American Oriental Bioengineering, (3) cash realization through the divesture of the land and building of LRT,  (4) forgiveness of debt and accrued interest amounted to $3,579,085 in connection with the restructuring of Bank of China loan and (5) refinancing Bank of China loan with a new loan secured on October 1, 2009 in the amount of $4,680,278 maturing on September 30, 2012, which changed a current liability into a long-term liability.  We expect to continue to improve our liquidity as well as our capital structure in the coming year.

The capital injection and restructuring efforts over the last six months greatly improved the liquidity of the Company as we continue to develop our pharmaceutical products.  Nevertheless, we will continue to explore various alternatives to improve our financial position and secure sources of financing.  Among the possibilities being explored are new credit facilities, a new equity raise, new arrangements to license intellectual property, and a sale of selected property rights.  At the present time we have no commitment from any source for additional funds.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Aoxing in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Aoxing is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Aoxing’s system of disclosure controls and procedures was effective as of December 31, 2009 for the purposes described in this paragraph.

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

Item 2.  Unregistered Sale of Securities and Use of ProceedsRegistrant

(a) Unregistered sales of equity securities

 None.

 (c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2010.

Item 2.                 Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA AOXING PHARMACEUTICAL COMPANY, INC.

Date: February 15, 2009	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer

Date: February 15, 2009	By: /s/ Hui Shao
Hui Shao, Chief Financial Officer