Form 10-K/A
period 2009-06-30
CHINA AOXING PHARMACEUTICAL COMPANY, INC.
filed 2010-03-17
CIK 1060426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K /A
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
of incorporation or organization)

15 Exchange Place, Suite 500, Jersey City, NJ 07032
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (the “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended June 30, 2009 (the “2009 Annual Report”) filed by China Aoxing Pharmaceutical Company, Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission on October 14, 2009.

In connection with its review in late January 2010 of its 2009 Annual Report , the Company determined that it should  provide (1) additional discussion of its intellectual properties and patent portfolio pursuant Item 101 ( c) (1) (iv) of Regulation S-K; (2) additional information in Management’s Discussion regarding bad debt expense; (3) reclassification of the impairment loss recognized in the year ended June 30, 2009 from Other Expense to Operating Expense during the same reporting period; (4) additional information in Note 13 to the Consolidated Financial Statements regarding accrued financing expense and related accounting treatment; (5) additional discussion in Note 17 to the Consolidated Financial Statements regarding the modification of exercise price of warrants; and (6)  additional information regarding executive and director compensation in Item 11:  Executive Compensation.   Note 18 to the Financial Statements sets forth the material effect of the amendment on our financial statements for the year ended June 30, 2009.

The only changes made to the original filing are those summarized in this Explanatory Note.  The remainder of the disclosures in this Form 10-K/A has not been updated.  For current information regarding the Company, please see the recent Reports filed by the Company with the SEC.

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

Intellectual Properties and Patent Portfolio: We have accumulated a portfolio of patents that teach and cover methods and compositions for specific pharmaceutical products and applications.  We believe that many classes of drug, such as pain management, chemotherapeutic and cardiovascular drugs, could benefit from our innovations and technology improvement to achieve maximum therapeutic effectives and limited potential side effects.   We have two domestic patents granted by the China Patent Office for the territory of China.  Each has an expiration date in November 2025.  One such patent is related to the methods of preparation of our buprenorphine formulation, and the other patent is related to herbal raw material extraction.. We also have seven domestic patents pending and currently under review by the China Patent Office.  These seven are related to compositions, methods of use and improvements of drug delivery technology. We believe that there is great value in our patented technologies; we are evaluating a strategy for the utilization of these patents in the future, which may include pursuit of licensing or development of other strategic opportunities with users of the underlying technology.  To date, the Company has not experienced any disputes or litigation relating to our patent portfolio, existing products on the China market or our pipeline products under development.

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

The independent registered public accounting firm that audited our financial statements for the year ended June 30, 2009 determined that there is uncertainty regarding our ability to continue as a going concern.  The auditors based the uncertainty on our history of operating losses, and on the fact that we had a substantial working capital deficit at June 30, 2009.  In order to alleviate that uncertainty, we will need to improve our balance sheet and achieve profitable operations.  If we fail to make those improvements, our business will fail.

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

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales during the year ended June 30, 2009 were $8,941,907, as compared to sales of $7,065,015 during the fiscal year ended June 30, 2008.   The 27% increase as compared to our 2008 fiscal year was driven by our increased marketing efforts, improved brand recognition and effective pricing strategy. The primary contributors to revenue were Zhongtongan ( 47 % of total sales), Naloxone Hydrochloride injectable (14%) and Shuanghuanlian capsules (13%).

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

During the 2009 fiscal year we consolidated the operations of LRT with the operations of Hebei at Hebei’s facility.  In connection with that consolidation, we recorded an “impairment loss” of $2,345,420, primarily attributable to our revaluation of LRT’s property and equipment.  The impairment loss is classified as “Operating Expenses” on our Statements of Operations.  The write-off, however, had the beneficial effect of causing our depreciation and amortization expense to decrease from $657,660 in fiscal year 2008 to $340,542 in fiscal year 2009, a decrease of 48%.  Until we make significant capital improvements, the 2009 level of depreciation and amortization will be approximately replicated in future periods.

As a result of our periodic review and continuous collection efforts of accounts receivable, we increased our bad debt reserve at June 30, 2009. We sell our products to both distributors and retailers, and the payment terms are ranged from 30 days to 90 days from invoice date or receipt of goods, whichever is late.. LRT is our major operating subsidiary and most of our accounts receivable are from LRT’s accounts. We evaluate collectability of our accounts receivable periodically and provide bad debt reserve based on their aging and our collection action taken. The global economic slowdown impacted the payment pattern of a group of LRT’s accounts, particularly during the first half of 2009. As of June 30, 2009, we performed an aging analysis of each customer, determined that some of the balances were not collectable, and made additional and appropriate bad debt provision related to over 100 accounts. The revaluation led us to record a bad debt expense of $1,461,789 during the 2009 fiscal year.

As a result of the expenses discussed above, our loss from operations for the year ended June 30, 2009 exceeded the operating loss in fiscal year 2008 by $2,769,519, reaching $6,348,485.

The Company incurred interest expense in the amount of $1,919,143 in fiscal year 2009, compared to $2,514,840 in fiscal year 2008.  The 24% decrease was primarily due to the  conversion of our 10% convertible debenture into common stock as of September 30, 2008. We anticipate that interest expense will continue to decrease  in the coming years, as the Company works to improve its  capital structure.  The completion of a $5 million private placement of equity in the summer of 2009 was an important first step in that program.

After including the net amount of our “Other Income,” we realized a net loss before taxes of $5,976,109 for fiscal year 2009.  In fiscal year 2008 we realized income before minority interest and taxes of $3,130,933.  The 2008 income, however, included a gain of $8,547,374 attributable to the change in the value of our outstanding warrants and derivative liabilities that occurred when the market price of our common stock fell sharply.  If the adjustments for “change in fair value of warrants and derivative liabilities” are removed from our financial results, the losses before minority interest and income tax are approximately equal in fiscal year 2008 and fiscal year 2009.

Our net loss in fiscal year 2009 was partially offset by a $3,281,060 income tax credit that we recorded during the year.  This represented management’s calculation of the tax benefit that the Company will realize in the future from its net operating loss.  Realization of that benefit will depend, however, on the Company’s ability to achieve taxable profits.  The effect of the credit was to reduce our net loss for the year ended June 30, 2009 to $2,695,050, or $.03 per share.  In the year ended June 30, 2008, we realized net income of $3,886,342, or $.08 per share.

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

Our working capital deficit at June 30, 2009 was $16,902,541.  This represented a decline of $3,680,182 from our working capital position at June 30, 2008.  The decline was primarily due to our net loss, as well as the reclassification from long-term to current of the $4.4 million loan we received from AOB in May 2008.  ,

Our cash balance at June 30, 2009 was $1,271,922,  compared to $1,565,513 at June 30, 2008.  Promptly after the end of the fiscal year, however, we received a cash infusion, as the Company, on August 6, 2009, completed a private placement of 5,263,158 shares of its common stock at a price of $.95 per share, for gross proceeds of $5 million.

Our working capital was further improved after June 30, 2009 by the agreement reached by the Company and AOB to satisfy the May 2008 note due to AOB plus accrued interest, an aggregate of  33 million RMB, or $4,830,847, by issuing 3,578,405 shares of our common stock to AOB, representing a per share price of $1.35.

After the satisfaction of the AOB note, our primary remaining debts are (1) a junior subordinated promissory note in the amount of RMB 24,000,000 (approximately $3.5MM USD), payable on December 31, 2011 to Zhenjiang Yue, our Chairman and CEO, and (2) our notes to the Bank of China in the aggregate amount of $6,094,428.  The Bank of China debts have been restructured.  The maturity date for a portion of the debt is still past and that portion is in default.  The maturity date for the remainder has been extended to December 31, 2009.  The Company continues to  work with the Bank of China on further restructuring of the bank debt.

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

Accompanying consolidated statement of operation for the year ended June 30, 2009 has been restated as discussed in note 18.

/s/ Paritz & Company, P.A.
Hackensack, New Jersey
September 28, 2009 ,   except for note 18, which is dated March 2, 2010

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

See Notes to the Financial Statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Year ended June 30,
	2009	2008
	(Restated)

SALES	$8,941,907	$7,065,015
COST OF SALES	5,135,661	3,834,982
GROSS PROFIT	3,806,246	3,230,033

COSTS AND EXPENSES:
Research and development expense	722,567	700,202
General and administrative expenses	3,804,296	4,001,282
Bad Debt expenses	1,461,789	-
Selling expenses	1,480,118	1,449,909
Depreciation and amortization	340,541	657,606
Impairment loss	2,345,420	-
TOTAL COSTS AND EXPENSES	10,154,731	6,808,999

LOSS FROM OPERATIONS	(6,348,485)	(3,578,966)

OTHER INCOME (EXPENSE):
Interest expense	(1,919,143)	(2,514,840)
Change in fair value of warrant and derivative liabilities	627,183	8,547,374
Gain on foreign currency transactions	203,037	677,365
Forgiveness of debt	1,461,299	-
TOTAL OTHER INCOME (EXPENSE)	(372,376)	6,709,899

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	(5,976,109)	3,130,933

Minority interest in (income) losses of subsidiary	-	515,926
INCOME (LOSS) BEFORE INCOME TAXES	(5,976,109)	3,646,859

Income taxes (credit)	3,281,059	-
NET INCOME ( LOSS)	(2,695,050)	3,646,859

OTHER COMPREHENSIVE INCOME ( LOSS) :
Foreign currency translation adjustment	(159,874)	239,483

COMPREHENSIVE INCOME (LOSS)	$(2,854,924)	$3,886,342

BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE	$(0.03)	$0.08
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	82,402,736	49,242,639

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

“Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  Based on its review as of June 30, 2009, the Company recorded impairment loss on buildings and equipment of $2,345,420, see note 5.

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ( " SFAS 109") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.
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

  In connection with equity financing completed in May 2008, management believed that the Company might be required to compensate several parties that assisted in bringing the transaction about.  Management made its best estimate of the potential liability and recorded an accrued financing cost of $900,000, which was charged to additional paid in capital and credited to accrued financing costs. After negotiations with the parties, the Company determined that it would not be required to pay additional compensation as of June 30, 2009 in connection with the financing.  Therefore, the $900,000 accrued financing cost was reversed.

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

A change to the exercise prices of our outstanding warrants will change the fair value of the embedded financial derivatives related to the warrants. The change in the fair value of warrant and derivative liabilities will be charged to the income statement.  When the modified exercise price of warrants became effective in August 2009, based on the terms of the warrants, the reduced exercise price along with increased number of shares of warrants led to an increase in the fair value of warrant and derivative liabilities.  That increase will be charged to our income statement.  As of September 30, 2009, the fair value of warrant-related liabilities increased by $2,717,398 due to the reduced exercise price along with higher number of shares of warrants issuable on exercise.  This amount will be recorded as an other expense in the statement of operations

The following table summarizes the change of exercise prices in connection with the warrants referred in Note 12:

	Original Exercise Price	Revised Exercise Price	Weighted Average Remaining Contractual Life (Years)
Series A	$2.50	$1.5721	2.21
Series B	3.50	2.0202	2.21
Series C	4.50	2.4683	2.21
Series D	5.50	2.9164	2.21

18           RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In late January 2010, the Company determined that it should reclassify the impairment loss recognized in the year ended June 30, 2009 from Other Expense to Operating Expense during the same reporting period and should be restated in the consolidated financial statements of fiscal year 2009.

	Statement of Operations
	Previously
As of June 30, 2009	Reported	Adjustments	As Restated

Impairment Loss included in costs and expenses from operation	$-	$(2,345,420)	$(2,345,420)
Total Costs and Expenses from Operation	$(7,809,311)	$(2,345,420)	$(10,154,731)
Loss from Operation	$(4,003,065)	$(2,345,420)	$(6,348,485)
Impairment Loss included in other income (Expense)	$(2,345,420)	$2,345,420	$-
Total Other Income (Expense)	$(1,973,044)	$2,345,420	$372,376

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 11.  Executive Compensation

This table itemizes the compensation paid to Zhenjiang Yue by China Aoxing Pharmaceutical Company, Inc. and/or Hebei Aoxing Pharmaceutical Co., Ltd. for services as its Chief Executive Officer during the past three years and to Hongyue Hao for services as Chief Financial Officer and senior manager for the fiscal year ended in June 30, 2009.

	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Other Compensation ($)	Total ($)
Zhenjiang Yue	2009	50,000	--	64,000	--	114,000
	2008	50,000	--	--	--	--
	2007	40,000	--	--	--	--

Hongyue Hao	2009	29,325	--	64,000	--	93,325

(1)	The Company issued 100,000 shares of restricted common stock to Mr. Yue and to Ms Hao for services during the period from July 01, 2008 through December 31, 2009.

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

Remuneration of Directors

The following table sets forth all compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, for each of the directors for the fiscal year ended June 30, 2009.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)
Zhenjiang Yue
Jun Min
John O’Shea	48,000	25,867	(1)		73,867
Howard Sterling	48,000	25,867	(1)		73867
Guozhu Xu	7,014	25,867	(1)		32,881

(1)	The Company issued 40,000 shares of restricted common stock to Messrs. O’Shea, Sterling and Xu each for services during the period from October 01, 2008 through December 31, 2009

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

( a) Financial Statements

Report of Independent Registered Accounting Firm

Balance Sheets – June 30, 2009 and 2008

Consolidated Statements of Operations – Years Ended June 30, 2009 and 2008

Consolidated Statement of Changes in Stockholders’ Equity - Years Ended June 30, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended June 30, 2009 and 2008

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