Form 10-Q
period 2010-03-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2010-05-17
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  X                    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Small reporting company    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes           No     X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 17, 2010
Common Stock: 46,464,781

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2010

AOXING PHARMACEUTICAL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,212,657	$1,271,922
Accounts receivable	1,586,310	1,064,381
Inventory	1,730,433	712,521
Deposits with suppliers	950,851	252,128
Deferred tax assets	2,715,600	3,331,045
Prepaid expenses and sundry current assets	573,163	312,101
TOTAL CURRENT ASSETS	10,769,014	6,944,098

LONG - TERM ASSETS
Property and equipment, net of accummulated depreciation	24,934,322	29,324,362
Other intangible assets	1,473,747	1,549,497
Goodwill	18,947,063	18,926,527
TOTAL LONG-TERM ASSETS	45,355,132	49,800,386

TOTAL ASSETS	$56,124,146	$56,744,484

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-Term borrowings	$292,564	$292,193
Accounts payable	3,055,294	2,816,711
Deposit payable	-	3,871,552
Current portion of long term debt - other	419,830	144,635
Current portion of long term debt - stockholders	668,580	4,494,629
Accrued expenses and taxes payable and other sundry current liabilities	806,337	2,403,185
Loan payable - Bank	-	6,094,428
Convertible debentures	1,158,074	1,023,733
TOTAL CURRENT LIABILITIES	6,400,679	21,141,066

LONG-TERM DEBT-- STOCKHOLDERS	4,252,030	4,104,201
-- OTHER	6,974,491	3,491,113
WARRANT AND DERIVATIVE LIABILITIES	312,930	3,368,901

Common stock, par value $0.001, 100,000,000 shares authorized, 46,434,781 and 41,413,999 shares issued and outstanding at March 31,2010 and June 30, 2009, respectively	46,435	41,413
Additional paid in capital	49,440,384	39,146,001
Accumulated deficit	(11,705,036)	(14,791,039)
Other comprehensive income	497,377	461,017
TOTAL STOCKHOLDERS' EQUITY	38,279,160	24,857,392

NONCONTROLLING INTEREST IN SUBSIDIARIES	(95,144)	(218,189)
TOTAL EQUITY	38,184,016	24,639,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,124,146	$56,744,484

AOXING PHARMACEUTICAL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

SALES	$1,561,915	$1,587,989	$4,565,009	$7,501,763
COST OF SALES	374,410	1,070,086	1,365,069	4,339,126
GROSS PROFIT	1,187,506	517,903	3,199,941	3,162,637

COSTS AND EXPENSES:
Research and development expense	314,069	143,197	506,133	483,434
General and administrative expenses	916,912	797,954	2,619,899	2,787,746
Selling expenses	336,939	169,809	885,236	1,293,344
Depreciation and amortization	110,013	114,187	328,703	346,069
TOTAL COSTS AND EXPENSES	1,677,932	1,225,147	4,339,970	4,910,593

LOSS FROM OPERATIONS	(490,427)	(707,244)	(1,140,030)	(1,747,956)

OTHER INCOME (EXPENSE):
Interest expense	(502,785)	(495,489)	(1,545,940)	(1,400,868)
Change in fair value of warrant and derivative liabilities	574,438	1,502,314	3,055,971	506,028
Gain on foreign currency transactions	(8,274)	(42,481)	(8,033)	220,579
Loss on sale of assets	0	(561,913)	(21,415)	(561,913)
Forgiveness of debt	(0)	0	3,579,085	1,459,654
TOTAL OTHER INCOME (EXPENSE)	63,379	402,431	5,059,667	223,480

INCOME (LOSS) BEFORE INCOME TAXES	(427,048)	(304,813)	3,919,637	(1,524,476)

Income taxes (credit)	(595,870)	0	615,445	(98,686)
NET INCOME ( LOSS)	168,822	(304,813)	3,304,192	(1,623,162)

Minority interest in income (loss) of subsidiary	(24,764)	(65,605)	123,044	(37,084)
INCOME (LOSS) ATTRIBUTABLE TO THE SHAREHOLDERS OF AOXING PHARMACEUTICAL CO.	193,585	(239,208)	3,181,148	(1,586,078)

OTHER COMPREHENSIVE INCOME ( LOSS) :
Foreign currency translation adjustment	26,426	159,152	36,360	(222,626)

COMPREHENSIVE INCOME (LOSS)	$220,011	(80,056)	$3,217,508	(1,808,704)

BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE	0.00	(0.00)	0.07	(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	46,348,115	41,409,778	45,288,507	41,130,750

AOXING PHARMACEUTICAL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	March 31,
	2009	2009

OPERATING ACTIVITIES:
Net income (loss)	$3,181,148	$(1,586,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,741,516	779,909
Deferred tax assets	615,445	-
Impairment loss on land and buildings	21,486	561,913.00
Forgiveness of debt	(3,596,523)	(1,459,654)
Non-cash interest expense related to debentures and warrants	89,561	170,591
Stock issued for services	468,557	892,528
Change in fair value of warrants and derivative liability	(3,055,971)	(506,028)
Minority interest	123,044	(24,598)
Changes in operating assets and liabilities:
Accounts receivable	(528,856)	244,927
Inventories	(1,017,006)	148,540
Prepaid expenses and sundry current assets	(950,790)	(451,595)
Accounts payable	91,855	(310,969)
Accrued expenses, taxes and sundry current liabilities	729,641	(720,564)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,086,894)	(2,261,078)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,086,122)	(1,247,403)
Cash received from sale of assets	950,626	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,135,496)	(1,247,403)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	-	3,067,603
Payment to bank loan	(4,271,529)	-
Other borrowings	3,753,946	204,594
Loans from related party	698,839	-
Sale of common stock	5,000,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,181,255	3,272,197

EFFECT OF EXCHANGE RATE ON CASH	(18,131)	(341,334)

INCREASE (DECREASE) IN CASH	1,940,735	(577,618)
CASH – BEGINNING OF PERIOD	1,271,922	1,565,513
CASH – END OF PERIOD	$3,212,657	987,895

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of AOB loan and accrued interest into common stock	4,830,847
Conversion of convertible debentures into common stock	-	290,000

AOXING PHARMACEUTICAL COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010
(Unaudited)

1              BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of June 30, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2009. These interim financial statements should be read in conjunction with that report.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2009 filed on March 17, 2010.

2              BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Aoxing Pharmaceutical Co., Inc. (“the Company” or ‘Aoxing Pharma”) is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotics and pain-management products. As of March 31, 2010, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”)， which is organized under the laws of the People’s Republic of China (“PRC”).  During the year ended June 30, 2009, Hebei integrated into itself the business operations of Shijazhuang Lerentang Pharmaceutical Company, Ltd. (“LRT”), which had been an operating subsidiary acquired by Hebei in May 2008.  In March 2010, the Company changed to its current name from “China Aoxing Pharmaceutical Co., Inc.”

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

Effective on March 19, 2010, the Company filed with the Florida Secretary of State Articles of Amendment to its Articles of Incorporation.    The amendments (i) changed the name of the corporation to “Aoxing Pharmaceutical Company, Inc.”; (ii) decreased its authorized common stock from 200,000,000 shares, $0.001 par value to 100,000,000 shares, $0.001 par value; and (iii) effected a reverse split of its common stock in a ratio of one-for-two. The accompanying financial statement are presented showing a retro-active presentation of the above mentioned reverse stock-split as if it had happened as of the beginning of the earliest period presented.

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

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debentures and warrants (see Note 6 and 7).  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

For the nine months ended March 31, 2010, the Company recognized other income of approximately $3,055,971 as compared to other income of $1,502,314 for the nine months ended March 31, 2009, relating to recording the changes in fair value of warrant and derivative liabilities.  At March 31, 2010 and 2009 there were approximately $312,930 and $3,490,056 of warrant and derivative liabilities, as the related debt instruments were not settled.

The Company’s derivative instruments were valued using the black-scholes option pricing model, based on the following historic data and assumptions on  March 31, 2010:

Estimated dividends	None
Expected volatility	41.85%
Risk-free interest rate	0.16 – 0.41%
Expected term (years)	0.08 – 1.46

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

In June 2009, FASB established Accounting Standards CodificationTM (“ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new guidance for the quarter ended September 30, 2009, which changed the way we reference accounting standards in our disclosures. Adoption of the Codification is not expected to have a material impact on the Company’s results of operations or financial position.

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

3              INVENTORIES

Inventories are summarized as follows:

	March 31	June 30
	2010	2009
	(Unaudited)
Raw materials	$847,542	$454,374
Low-value consumption goods	24,539	24,208
Work in progress	125,881	24,533
Finished goods	732,471	209,406
	$1,730,433	$712,521

4             LOANS PAYABLE – OTHER

Loans payable – other consists of the following:

	March 31,	June 30,
	2010	2009
	(Unaudited)
Loans payable bearing interest at 10% per annum and maturing on March 2012	$3,010,242	$3,491,113
Loans payable bearing interest at 12% for the six month period ended March 31, 2010, then the interest rate is 9.6% until maturing on September 30 2012.	3,964,249	-
Loans from unrelated third parties maturing on various dates from Jun 2010 to Dec 2010 and bearing interest at an average rate of 10%	419,830	144,635
	7,394,321	3,635,748
Less current portion	419,830	144,635
	$6,974,491	$3,491,113

5             LOAN FROM STOCKHOLDERS

Loan from stockholders consists of the following:

	March 31,	June 30,
	2010	2009
	(Unaudited)

Short-term borrowing from AOB bearing interest at 8% per annum, converted to common stock as of August 27, 2009.	-	$4,382,418
Loans maturing on December 31, 2011 bearing interest of 10% per annum	$3,535,247	4,104,201
Loans payable bearing interest at 12% for the six month period ended March 31, 2010, then the interest rate is 9.6% until maturing on September 30 2012.	716,783
Loans maturing on various dates from September 2010 to December 2010, bearing interest at an average rate of 10%	668,580	112,211
	4,920,610	8,598,830
Less current portion	668,580	4,494,629
	$4,252,030	$4,104,201

6             CONVERTIBLE DEBENTURES

In 2006, the Company issued 10% convertible debentures for $2,116,000 and the Series A, B, C and D Warrants. The 10% convertible debentures were converted to common stock by September 30, 2008.  The Series A, B, C and D Warrants are exercisable for five years and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants.

During the year ended June 30, 2008, the Company sold $1,173,000 of convertible debentures, which bear interest at 8% per annum, are payable semi-annually and are due May 1, 2010.  Interest will accrue on the principal amount at 8% per annum and will be payable on January 1st and July 1st each year.  The holder may convert the principal and accrued interest into the Company’s common stock at a conversion price per share equal to the greater of (a) $10.00, or (b) 75% of the average of the closing bid prices reported for the five trading days preceding the date of conversion.

Convertible debentures outstanding as of March 31, 2010, are as follows:

Convertible debentures issued	3,289,000
Less amounts converted to common stock	(2,116,000)
1,173,000
Less debt discount	(14,926)
Balance – March 31, 2010	1,158,074

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

7             WARRANTS

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

The following table summarizes the information relating to the revised exercise price and the number of shares that a warrant-holder may purchase in connection with the sales of convertible debentures referred in Note 6 above.  The following table is illustrated based on the share account post 1:2 reverse split which took place in March 2010:

	Original Exercise Price	Revised Exercise Price	Original Number of Outstanding	Revised Number of Outstanding	Weighted Average Remaining Contractual Life (Years)
				March 31,
				2010
Series A	$5.0000	$3.1442	529,000	841,231	1.46
Series B	7.0000	4.0404	529,000	916,493	1.46
Series C	9.0000	4.9366	529,000	964,429	1.46
Series D	11.000	5.8328	529,000	997,634	1.46
Placement Agent	4.0000	4.0000	211,600	211,600	1.46
				3,931,387

8             SALES OF ASSETS

On July 15, 2009, the Company completed the sale of LRT’s facility in connection with the relocation of LRT’s operation and manufacturing function into Hebei for $4,822,178 (approximately RMB 33 million). Proceeds of $3,871,552 were received in June 2009 (shown as deposit payable on the June 30, 2009 balance sheet) and $950,626 on July 2009. No gain or loss has been recorded during the nine months ended March 31, 2010 since the company incurred an impairment charge of $2,345,420 during the year ended June 30, 2009 reducing the carrying value to the sales price.

9             SUBSEQUENT EVENTS

Effective on April 14, 2010, the Company’s common stock started trading on NYSE AMEX, a subsidiary of NYSE Euronext, under the ticker "AXN,”

On April 28, 2010, Hebei Aoxing, the operating subsidiary of Aoxing Pharma, entered into a credit facility agreement with China Citic Bank in the amount of $4,754,173 (32,500,000 RMB) with an annual floating rate of 5.841%, which was set to be 10% higher than the interest rate of the China People Bank rate.   The credit facility matures on April 28, 2011.

On April 29 Hebei Aoxing entered into a bank note agreement with Bank of Communications of China in the amount of $4,388,467 (30,000,000 RMB) with an annual floating rate of 5.841%, which was set to be 10% higher than the interest rate of the China People Bank rate.   The note is secured by the land use right and buildings on the land, and matures on April 22, 2011;

On May 5, 2010, Hebei Aoxing entered into a bank note agreement with China Citic Bank in the amount of $3,657,956 (25,000,000 RMB) with an annual floating rate of 5.841%, which was set to be 10% higher than the interest rate of the China People Bank rate.   The note is secured by the land use right and buildings on the land, and matures on May 4, 2011.

In April 2010 Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture through affiliated companies focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. The joint venture represents a significant new opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China.

Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture.  Hebei Aoxing Pharmaceutical Group Company, Ltd (“Hebei Aoxing”), the operating subsidiary of Aoxing Pharma, will contribute capital, fixed assets and related API manufacturing licenses.  The joint venture company will be called Hebei Aoxing API Pharmaceutical Company, Ltd.  Hebei Aoxing will have a 51% stake in the Company, while Macfarlan Smith (Hong Kong) Ltd, (a wholly owned subsidiary of Johnson Matthey Pacific Ltd), will hold 49%.  Each company will have equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.

The new joint venture will be located on the Hebei Aoxing campus in Xinle City, 200 kilometers south west of Beijing.  The joint venture will seek GMP approval by the China SFDA for a dedicated manufacturing facility by the end of 2010 and plans to begin manufacturing in the first quarter of 2011.

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events through the date these financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “China Aoxing believes,” “Aoxing Pharma believes,” “management believes” and similar language. The forward-looking statements are based on the current expectations of Aoxing Pharma and are subject to certain risks, uncertainties and assumptions, including those set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 under Item 1A:  “Risk Factors.” Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Outline of Our Business

Aoxing Pharmaceutical Company, Inc. (the “Company” or “Aoxing Pharma”) is a Florida incorporated specialty pharmaceutical company with its main operations in China, specializing in research, development, manufacturing and distribution of a variety of narcotics and pain-management products.  Its common stock is currently trading at NYSE AMEX.  Our product line is comprised of prescription and over-the-counter pharmaceutical products.  Our pharmaceutical products have been approved by the Chinese State Food and Drug Administration, or SFDA, based on demonstrated safety and efficacy. We sell our products primarily to hospitals, clinics, pharmacies and retail in most of the provinces of China, including rural areas and major cities.

In April 2010 Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture through affiliated companies focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. The joint venture represents a significant new opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China.

Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture.  Hebei Aoxing Pharmaceutical Group Company, Ltd (“Hebei Aoxing”), the operating subsidiary of Aoxing Pharma, will contribute capital, fixed assets and related API manufacturing licenses.  The joint venture company will be called Hebei Aoxing API Pharmaceutical Company, Ltd.  Hebei Aoxing will have a 51% stake in the Company, while Macfarlan Smith (Hong Kong) Ltd, (a wholly owned subsidiary of Johnson Matthey Pacific Ltd), will hold 49%.  Each company will have equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.

The new joint venture will be located on the Hebei Aoxing campus in Xinle City, 200 kilometers south west of Beijing.  The joint venture will seek GMP approval by the China SFDA for a dedicated manufacturing facility by the end of 2010 and plans to begin manufacturing in the first quarter of 2011.

In February 2010, Aoxing Pharma and QRx Pharma Ltd. announced a strategic alliance to collaborate in the development of two proprietary narcotic drugs in China and ex-China markets: MoxDuo®IV, an intravenous formulation, as well as MoxDuo®IR, an immediate release capsule presently in pivotal Phase 3 studies in the United States.  Both products are based on QRxPharma’s patented morphine and oxycodone Dual-Opioid™ technology for the acute treatment of moderate to severe pain.  Under the terms of the agreement, Aoxing Pharma will fund the development of MoxDuo®IV and MoxDuo®IR for the China market in exchange for exclusive marketing rights in China.  QRxPharma will retain ownership of both products and may use the clinical work completed by Aoxing Pharma for product registration purposes outside of China.  Extensive clinical studies have demonstrated QRxPharma’s Dual-Opioids™ provide as good or better pain relief than either morphine or oxycodone alone with significantly fewer side effects, giving doctors and patients more options in the treatment of moderate to severe pain from the hospital to the home.

The Pharmaceutical Industry in China: According to a recent ISI Emerging Markets Report, the pharmaceutical industry in China was approximately $27.7 billion in 2005 and China was forecast to become the world’s fifth largest pharmaceutical market by 2010. This growth is being driven by several factors, including improving standards of living，an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System, as well as the increase in government spending on public health care.

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

Narcotics Industry in China: Currently, the pharmaceutical market in China is highly fragmented. We believe there are over 3,000 small enterprises currently engaged in the development, manufacture and sale of pharmaceutical products, and we expect significant consolidation of pharmaceutical business, products and technologies in China in near future.  However, based on recent statistics provided by the China SFDA, there are only 13 pharmaceutical companies designated by the China SFDA as narcotic drug producers in China.

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

Results of Operations

Revenues for the three months ended March 31, 2010 were $1,561,915, comparable to the revenues of $1,587,989 realized during the three months ended March 31, 2009.  Our product sales level remains low, due to the negative impact of our relocation and GMP re-certification of the LRT manufacturing facility started in the summer of 2009.   This process has delayed our fulfillment of the purchase orders for those formulations manufactured in that facility.   As of March 31, 2010, our new facility has successfully passed the GMP re-certification on capsule, tablet, granule and oral solution formulations, while we are preparing for recertification on pill and tincture formulations.

For the nine months ended March 31, 2010, revenues were $4,565,009 a 39% decrease from the revenues of $7,501,763 realized during the nine months ended March 31, 2009.  The decrease in revenue was caused by the delayed GMP re-certification discussed above.

Cost of sales was $374,410 for three months ended March 31, 2010, which was 65% less than the $1,070,086 in costs incurred during the three month ended March 31, 2009.   During the nine months ended March 31, 2010, our cost of sales was $1,365,069, which was 69% less than the $4,339,126 in costs incurred during the nine month ended March 31, 2009.   The gross margin ratio increased from 33% in the three months ended March 31, 2010 to 76% in the three months ended March 31, 2010, and from 42% in the nine months ended March 31, 2009 to 70% in the nine months ended March 31, 2010.  The primary reason for the improvement in gross margin was that Zhongtongan, our leading product for dental pain in the market, became a much more significant contributor to our revenue for the three and nine months ended March 31, 2010, due to the suspension of sales of our other products.  Zhongtongan has a much higher gross margin compared to some of our other products.  In addition, we have been engaged in ongoing efforts to improve production efficiency during out transition period of re-certification, which contributed to the improvement in margin.

Gross profit was $1,187,506 during the three months ended March 31, 2010, or 129% higher than the $517,903 gross profit realized during the three months ended March 31, 2009, reflecting higher profit margin and the  larger contribution of Zhongtongan product during the three months ended March 31, 2010.  For the same reason, gross profit increased during the nine months ended March 31, 2010, to $3,199,941, a slight improvement over  the gross profit of $3,162,637 realized during the nine months ended March 31, 2009..

Research and development expenses were $314,069 during the three months ended March 31, 2010, representing a 119% increase from $143,197 occurred during the three months ended March 31, 2009.  During the nine months ended March 31, 2010, our research and development expenses were $506,133, 5% higher than $483,434 spent for nine months ended March 31, 2009.

Our R&D expenses could fluctuate from period to period, reflecting the progress of our various development projects.

General and administrative expenses were $916,912 in the three months ended March 31, 2010, or 15% higher than $797,954 in the three months ended March 31, 2010.  The increase of general and administrative expenses reflects our ramp-up of operations in anticipation of growth in sales. During the three months ended March 31, 2010, stock-based compensation for services was $195,104, similar to $202,227 incurred during the three months ended March 31, 2009.

For the nine months ended March 31, 2010, general and administrative expenses was $2,619,899  6% less than $2,787,746 spent during nine months ended March 31, 2009, reflecting  ongoing general cost control measures undertaken by the Company.

Selling expenses in the amount of $336,939 during the three months ended March 31, 2010 were a 98% increase from the $169,809 spent on selling during the three months ended March 31, 2009.  The increase was primarily due to the recent expansion of our sales and marketing team and product promotion activities.  We expect such expansion activities will continue to the end of calendar year 2010.

For the nine months ended March 31, 2010, selling expenses in the amount of $885,236 were a 32% decrease from the $1,293,344 spent on selling during the nine months ended March 31, 2009.  The decrease was primarily due to the consolidation of LRT’s selling expenses with ours during the six month period ended December 31, 2009.  However we expect additional selling expenses as we continue expanding our sales and marketing team in the near future.

Our loss from operations decreased to $490,427 during the three months ended March 31, 2009 from $707,244 during the three months ended March 31, 2009.  For the nine months ended March 31, 2010, loss from operations decreased to $1,140,030 from $1,747,956 during the nine months ended March 31, 2009.  The 31% and 35% decreases in the loss were primarily due to the dominant role played by Zhongtongan in  our sales as well as ongoing improvement of operational efficiency.

Interest expense was $502,785 for the three months ended March 31, 2010, which was comparable to interest expense of $495,489 for the three months ended March 31, 2009.

Primarily due to the volatility decrease in the market price of our common stock during the recent quarter, the fair value of our outstanding warrant and derivative liabilities decreased by $574,438.  The decrease was recorded as other income for the three months ended March 31, 2010.  For the same reason we reported other  income of $1,502,314 during the three months ended March 31, 2009. The fair value of these financial derivatives will fluctuate along with volatility of the market price for our common stock.

The Company realized a net loss for the three months ended March 31, 2010 of $427,048.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s income was attributed to the minority interest.  Therefore the net loss for the third quarter of fiscal 2010 attributable to the shareholders of Aoxing Pharmaceutical  was $193,585.  In comparison, during the three months ended March 31, 2009, the net loss attributable to the Company’s shareholders was  $239,208 after deducting income attributable to the 5% minority interest in Hebei Aoxing.

During the nine months ended March 31, 2010, net income attributable to the Company’s shareholders was $3,181,148, as compared to a loss of $1,586,078 attributable to the Company’s shareholders for the nine months ended March 31, 2009.

Liquidity and Capital Resources

Our operations during the nine months ended March 31, 2010 used $2,086,894 in cash, as compared to $2,261,078 used for operations during the nine months ended March 31, 2009.  The use of cash exceeded the net income during the recent period primarily due to a $528,856 increase in our accounts receivable, and the fact that we increased our inventories by $1,017,006 in anticipation of future sales.

Our investing activities used  $1,135,496 in cash during the nine months ended March 31, 2010.  We purchased additional property and equipment in the amount of $2,086,122, although that expenditure was partially offset by the final portion of the proceeds from the sales of LRT’s assets in the amount of $950,626.

Our cash flows from financing activities amounted to $5,181,255 during the nine months ended March 31, 2010.  In August, we completed a private placement to a total of fifteen institutional and other accredited investors of 5,263,158 of shares of the Company’s common stock at a purchase price of $0.95 per share, which yielded gross proceeds of $5 million.  During the nine months ended March 31, 2010, we also  secured additional borrowings in the amount of $3,753,946, which enabled us to retire a bank loan in the amount of $4,271,529.  .  We continue working with additional banks in order to further improve our capital structure.

During the nine months ended March 31, 2010, we significantly improved our working capital position. As of March 31, 2010, we had working capital of $4,368,335, as compared to a working capital deficit of $14,196,968 at June 30, 2009.  The $18,565,303 improvement of our working capital condition was primarily attributable to:

•	the $5 million private placement in August 2009;

•	conversion to common stock of $4,830,847 owed on account of a note that we issued to American Oriental Bioengineering,

•	cash realized through the divesture of the land and building of LRT,

•	forgiveness of debt and accrued interest amounted to $3,579,085 in connection with the restructuring of Bank of China loan, and

•	refinancing Bank of China loan with a new loan secured on October 1, 2009 in the amount of $4,680,278 maturing on September 30, 2012, which changed a current liability into a long-term liability.

We expect to continue to improve our liquidity as well as our capital structure in the coming year.  In Apirl and May of this year, we entered into lending relationships with both China Citic Bank and the Bank of Communications of China, which yielded us available long-term credit of $12,800,596 at floating interest rates that were initially 5.841%.  Those funds will enable us to make a strong re-entry into the market as we complete the process of GMP re-certification.

The capital injection and restructuring efforts over the last nine months greatly improved the liquidity of the Company as we continue to develop our pharmaceutical products.  Nevertheless, we will continue to explore various alternatives to improve our financial position and secure sources of financing.  Among the possibilities being explored are new credit facilities, a new equity raise, new arrangements to license intellectual property, and a sale of selected property rights.  At the present time we have no commitment from any source for additional funds.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Aoxing Pharmaceutical in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Aoxing Pharmaceutical is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Aoxing Pharmaceutical’s system of disclosure controls and procedures was effective as of March 31, 2010 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Aoxing Pharmaceutical’s third fiscal quarter that has materially affected or is reasonably likely to materially affect China Aoxing’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2009.

Item 2.  Unregistered Sale of Securities and Use of ProceedsRegistrant

(a) Unregistered sales of equity securities

None.

 (c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2010.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Reserved.

Item 5.     Other Information.

None.

Item 6.    Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

AOXING PHARMACEUTICAL COMPANY, INC.

Date: May 17, 2010	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer

Date: May 17, 2010	By: /s/ Hui Shao
Hui Shao, Chief Financial Officer