Form 10-K
period 2010-06-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2010-10-04
CIK 1060426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2010.

                     OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 1-32674

AOXING PHARMACEUTICAL COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	65-0636168
(State or other jurisdiction	(I.R.S. Employer ID Number)
of incorporation or organization)

15 Exchange Place, Suite 500, Jersey City, NJ 08302
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 646-367-1747

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange Where Registered
Common Stock, $.001 par value	NYSE Amex

Securities Registered Pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of December 31, 2009, the last business day of the second fiscal quarter, was $49,186,592.

As of September 20, 2010 the number of shares outstanding of the Registrant’s common stock was 46,494,903 shares, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Aoxing Pharmaceutical.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section headed “Item 1A:  Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

Item 1.                       Business

Aoxing Pharmaceutical Company, Inc (“Aoxing Pharma” or the “Company”) is a specialty pharmaceutical company located in China specializing in research, development, manufacturing and distribution of a variety of narcotics and pain-management products.  Currently, its common stock is trading on NYSE Amex, a subsidiary of NYSE Euronext, under the ticker symbol "AXN".    Headquartered in Shijiazhuang City, the pharmaceutical capital of China, outside of Beijing, Aoxing Pharma has China's largest and the most advanced manufacturing facility for highly regulated narcotic medicines, addressing a very under-served and fast-growing market in China. Its facility is one of the few GMP facilities licensed for narcotics medicines. The Company is working closely with the Chinese government and SFDA to assure the strictly regulated availability to medical professionals of its narcotic drugs and pain medicines throughout China.  In addition, Aoxing Pharma has a joint venture collaboration with Johnson Matthey Plc to produce and market narcotics and neurological drugs in China. The Company also has strategic alliance partnerships with QRxPharma, Phoenix PharmaLabs, Inc and American Oriental Bioengineering, Inc.

The Company has one operating subsidiary, Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei Aoxing”), which  is  organized under the laws of the Peoples Republic of China (“PRC”). Since 2002, Hebei Aoxing has been engaged in developing narcotics and pain management products, building its facilities and obtaining the requisite licenses from the Chinese Government.  During the year ended June 30, 2009, Hebei Aoxing integrated into itself the business operations of Shijiazhuang Lerentang Pharmaceutical Company, Ltd. (“LRT”), a specialty pharmaceutical company focusing on pain related therapeutics which had been an operating subsidiary acquired by Hebei Aoxing in May 2008.  The Company owns 95% of the equity in Hebei Aoxing.  The remaining 5% is owned by our Chairman, Zhenjiang Yue, and his family.

History of the Company

The Company was incorporated in the State of Florida on January 23, 1996 under the name “Central American Equities Corp.”  Until mid-2006, the Company was engaged in the business of owning and operating hotels and restaurants and real property in Costa Rica.  On July 31, 2006, the Company’s hotel assets were sold to the individuals who were the Company’s Board of Directors until April 18, 2006.

On April 18, 2006, Ostar Pharmaceutical, Inc., a Delaware corporation, was merged into a wholly-owned subsidiary of Central American Equities Corp.  Ostar Pharmaceutical owned 60% of Hebei Aoxing.  As a result of the merger, the former stockholders of Ostar Pharmaceutical became owners of a majority of the voting power of the Company, and the Company became the owner of a 60% interest in Hebei Aoxing.  On July 6, 2006, the Company changed its name to “China Aoxing Pharmaceutical Company, Inc.” to better reflect the nature of its business.  On May 1, 2008 the Company completed the acquisition of an additional 35% interest in Hebei Aoxing from its Chairman and Chief Executive Officer, Mr. Zhenjiang Yue.

On April 15, 2008 the Company entered into a Joint Strategic Alliance and Securities Purchase Agreement with American Oriental Bioengineering, Inc. (“AOB”).  The agreement provides that the Company and AOB will cooperate in the development and marketing of several narcotic drugs.  The agreement also provided for the sale to AOB by Aoxing Pharma of 15 million shares of its common stock.  As of September 26, 2010, AOB owns approximately 36% of the common stock of the Company.

On April 16, 2008, Hebei Aoxing completed the acquisition of 100% of the registered capital of LRT.  LRT is engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China.  In exchange for transfer of ownership of LRT to Hebei Aoxing, the Company paid to the shareholders of LRT 80 million RMB and related expenses (approximately $12.4 million in total) and issued 4 million shares of common stock.   As of June 30, 2009, LRT was completed integrated into Hebei Aoxing.

On April 14, 2010, Aoxing Pharma’s common stock began trading on NYSE Amex, a subsidiary of NYSE Euronext, under the ticker symbol "AXN." In anticipation of the listing, on March 29, 2010  the Company changed the name of the corporation to "Aoxing Pharmaceutical Company, Inc.," to better reflect its global brand extension, and  effected a one-for-two reverse split of its common stock.

On February 23, 2010, the Company and QRxPharma Limited, a publicly listed pharmaceutical company based in Australia, signed a strategic alliance to collaborate in the development of MoxDuo®IV, an intravenous formulation of QRxPharma's patented morphine and oxycodone Dual-Opioid™ technology for the acute treatment of moderate to severe pain. Under the terms of the agreement, the Company will fund the development of MoxDuo®IV for the China market in exchange for exclusive marketing rights in China.  Under similar terms, the Company also licensed the rights to the China market for MoxDuo®IR, an immediate release capsule presently in pivotal Phase 3 studies in the United States under development by QRxPharma Limited.

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. The joint venture represents a significant new opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China.  Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei Aoxing, the operating subsidiary of Aoxing Pharma, will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. Hebei Aoxing has a 51% stake in the Company, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each company have equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The new joint venture will be located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment is projected to be approximately $15 million during the first five years.

On June 30, 2010, Aoxing Pharma and Phoenix PharmaLabs (“PPL”), Inc entered into a co-development, manufacturing and license agreement related to a novel class of poly-receptor active opioid-like drug candidates targeting pain and substance abuse and addiction treatment.  The two companies will continue to co-collaborate with the U.S. National Institute of Drug Abuse ("NIDA") and the Chinese National Institute on Drug Dependence at Beijing University ("NIDD").   Under the terms of the agreement, (1) Aoxing Pharma received an exclusive license to develop a new class of poly-receptor active opioid-like drug candidates being developed by PPL for therapeutic indications in pain management and substance abuse and addiction treatment in the Country of China, Macau and Hong Kong; (2) PPL will receive tiered royalties based on Adjusted Gross Sales (AGS) in the licensed territories, defined and agreed by both companies. Aoxing Pharma receives tiered royalties based on Adjusted Gross Sales (AGS) from the territories held by PPL, defined and agreed by both companies; (3) Aoxing Pharma will execute and fund the development, regulatory applications, manufacturing and marketing of the licensed drug candidates in China, while PPL will fund all development in all other territories.

Current Business

We are a specialized pharmaceutical company focusing on research, development, manufacturing and marketing of a broad range of narcotics and pain management pharmaceutical products. Our broad product line is comprised of prescription and over-the-counter pharmaceutical products.  Our pharmaceutical products have been approved by the Chinese State Food and Drug Administration, or SFDA, based on demonstrated safety and efficacy. We sell our products primarily to hospitals, clinics, pharmacies and retail in most of the provinces of China, including rural areas and major cities.  More importantly, we are dedicated to bringing the new generation of narcotics and pain medicines into the China market and we have invested significantly in developing our core pipeline products and advancing them into clinical stage.

Pharmaceutical Market in China: The pharmaceutical industry in China was approximately $147 billion in 2009 and China is expected to become the world’s fifth largest pharmaceutical market by 2010, which includes western medicine and traditional Chinese medicine. This growth is being driven by several factors including improving standards of living and an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System and the increase in government spending on public health care. In January 2009, the Chinese government approved a healthcare reform plan and has budgeted RMB 850 billion, or $124 billion, for a  three year program to make medical services and products more affordable and accessible to the whole population.

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

Tilidine Tablets under Clinical Development: Tilidine hydrochloride is an orally-absorbed synthetic narcotic analgesic in 50mg or 100mg dosage strength for relief of acute, moderate to severe pain, and chronic cancer-related pain. It is mainly used in European countries, including Germany, Belgium, Ireland, Italy, Switzerland, and etc. It is not available in China at the moment.  Based on the Annual Report of International Narcotics Control Board in 2008, global consumption reached a record level in 2007 and global Tilidine manufacture also reached a peak of 62.2 tons in 2007, twice the level reported in 2002, or at a compound annual growth rate (CAGR) of 15% during the last five year period.

It is estimated that there are at least 50 million operation procedures performed in Chiense hospital and clinical centers every year, and 50% of these procedures require acute post-operative pain treatment. In addition, there are estimated to be over 2.2 million newly diagnosed cancer patients every year, and 60% of them are unable to receive necessary pain management under the current treatment paradigm. According to the New England Journal of Medicine, cancer has become the No. 1 cause of death, contributing  to 20% of adult deaths in China.

In April 2007,   Hebei Aoxing received clearance from the China SFDA for the clinical study of Tilidine Hydrochloride tablets for the treatment of moderate to severe post-operative and cancer pain in adult patients.  The Tilidine tablets drug is not currently available in China.  To the best of our knowledge, Hebei Aoxing is currently the only authorized domestic manufacturer to develop Tilidine tablets. .  In the first half of 2010, Hebei Aoxing completed Phase III registration clinical study for Tilidine tablets, which is designated as a Class III New Medicine with approximately at least three-year market exclusivity protection upon marketing clearance by the China SFDA.

The Phase III clinical study was a multi-center, randomized, double-blind and active-control study which covers two pivotal trials: (1) a trial of 200 patients with post-operative pain for the indication of acute moderate to severe pain; and (2) a trial of 120 patients with cancer pain for the indication of chronic moderate to severe pain. The study was conducted at 9 metropolitan hospitals in China. The primary endpoints used to evaluate the efficacy were the sum of pain score differences, measured by Pain Intensity Difference (PID). The Company plans to submit the New Drug Application (NDA) for the final production clearance to the China SFDA by the end of 2010.

Codeine Phosphate Compound Oral Solution under Clinical Development: In June 2007, Hebei Aoxing received formal approval from the SFDA for the clinical study of Codeine Phosphate Compound Medicine for cold and flu treatment.  While Codeine Phosphate is widely used and considered effective in cold and flu treatment in Western countries, it just became available in China in 2006.  To the best of our knowledge, Hebei Aoxing is one of only two drug makers developing this medicine in China.  The China SFDA is currently reviewing the NDA submitted by the Company.

In June 2009 the Company completed the registration trial with Codeine Phosphate, a compound oral solution for the treatment of acute moderate to severe cough. This registration trial is a randomized, multi-center, double-blind, positive-controlled study designed to evaluate the efficacy and efficacy of compound oral solution of codeine phosphate in 215 patient subjects with acute moderate to severe cough. In early September 2009, the Company submitted its NDA of the product to the China SFDA.

Buprenorphine/Naloxone Entering Clinical Development: In November 2007, the China SFDA granted Hebei Aoxing and its partner, the National Institute of Drug Dependence at Beijing University, an important research and development license of Buprenorphine/Naloxone sublingual combo tablet to treat opioid dependence.   This project has been a joint effort of scientists from our Company and Beijing University since April 2005. This new combo therapy is expressly designed to combine the proven effectiveness and tolerability of buprenorphine with a lower potential for misuse, underlining our commitment to this therapy area.  There is much peer-reviewed evidence of superior efficacy and safety profile for this therapy.

In August 2010, the China SFDA granted the Company authority to initiate the registration clinical trial of Buprenorphine/Naloxone sublingual tablets for opioid addiction treatment.  The approval enables Aoxing Pharma to move forward to the final development stage with this therapy, which is novel in China as it is not yet available to patients.  The registration trial is planned to be administered by the National Institute on Drug Dependence of China at Beijing University, the co-development partner of Aoxing Pharma.  The patient enrollment will take place in at least three Compulsory Drug Dependence Treatment Centers.  The trial is designed to establish the safety and efficacy of the Buprenorphine/Naloxone sublingual tablet therapy among patients who are suffering from opioid dependence.  The registration trial is a multi-center, randomized, double-blind and active-control study, which is planned to enroll approximately 280 patients registered at Compulsory Drug Dependence Treatment Centers.  Subjects are randomized during a brief induction phase, a multi-week maintenance phase and a detoxification phase.

Based on Chinese government data, drug abuse and addiction has become a serious social problem and the situation has been getting worse over the last two decades.  As of December 2009 there were 1.3 million registered drug addicts in China, an increase of 15% from the prior year.  However, the real population of drug addicts is estimated to be about 13 million in China.  The Chinese government has taken comprehensive measures to address the problem, including centralized compulsory treatment camp, community clinics, psychological consulting and pharmacological therapies.  In 2009 approximately 200,000 individuals received compulsory drug addiction treatment at over 80 centralized treatment centers and other centers managed by the Chinese government.   The direct cost of illegal heroin purchase in China was estimated at $4 billion USD, and the overall monetary cost in connection with illegal drug purchase in China was estimated at $30 billion USD in 2009.

Tongjingshule Capsules for Primary Dysmenorrha: In May 2009 the Company acquired all rights to Tong Jin Shu Le (“TJSL”), a novel drug at Phase II development stage to treat primary dysmenorrhea (“”PD”), or menstrual pain, in adult women.  TJSL is a capsule form of selected herbal medicines at Phase III clinical development under the protocol approved by the China SFDA.

The Phase II trial provided positive results of safety and efficacy among 240 patients with primary dysmenorrheal during the 12-week, multi-center, randomized, double-blind and placebo-controlled trial.

The current Phase III clinical study is a 12-week, multi-center, randomized, double-blind and active-controlled study to evaluate the safety and efficacy of TJSL Capsules among 440 patients with primary dysmenorrheal.  Subjects between 18 and 35 years old are actively being enrolled at six leading university teaching hospitals in metropolitan areas of China.  Subjects receive TJSL Capsules or active control, three times a day for ten days, starting one week prior to each menstrual cycle or period. The primary endpoints used to evaluate efficacy is the sum of pain score differences, measured by visual analogue scale (“VAS”), as well as symptom improvement during menstruation over three menstrual cycles.  This is a non-inferiority registration trial to the controlled arm, which was pre-approved by the China SFDA.

The prevalence rates of PD among women are from 60 to 90 percent. The market size of healthcare product to address menstrual pain is estimated at $3 billion per year in China.

Products – Narcotics and Pain Management

Global consumption of narcotic analgesics for the treatment of moderate to severe pain increased by more than 250% during the past decade.  However, the increase in consumption occurred mainly in countries in Europe and North America.   Narcotics, also known as opioids, are chemical substances that have a morphine-like action in the body.  They are prescribed when other pain medications and therapies fail to work. Opioids are used mostly for their analgesic properties to treat severe pain (fentanyl, hydromorphone, methadone, morphine and pethidine), moderate to severe pain (buprenorphine18 and oxycodone) and mild to moderate pain (codeine, dihydrocodeine and dextropropoxyphene), as well as to induce or supplement anaesthesia (fentanyl and fentanyl analogues such as alfentanil and remifentanil). They are also used as cough suppressants (codeine, dihydrocodeine and, to a lesser extent, pholcodine and ethylmorphine), to treat gastrointestinal disorders, mainly diarrhoea (codeine and diphenoxylate), and in the treatment of addiction to opioids (buprenorphine and methadone). Certain analgesic opioids, such as hydrocodone or oxycodone, are compounded in mixtures with non-opiate drugs to provide analgesic action (analgesic-antipyretic preparations).  These drugs are often used in combination with other medications such as antidepressants, anticonvulsants, and non-narcotic pain relievers.  Opioids are the strongest pain medicines available and may become addictive if used on a long-term basis.

Scientific research suggests that opioids relieve pain in two ways. First, they attach to opioid receptors, which are specific proteins on the surface of cells in the brain, spinal cord and gastrointestinal tract. These drugs interfere with the transmission of pain messages to the brain. Second, they work in the brain to alter the sensation of pain. These drugs do not take the pain away, but they do reduce and alter the patient’s perception of the pain.  There are four broad classes of narcotics: (1) endogenous opioid peptides (opioids produced naturally in the body); (2) opiates, such as the naturally occurring alkaloids, morphine, codeine, thebaine, papaverine, and the non-alkaloid heroin (processed morphine);  (3) semi-synthetic opioids, created from the natural opioids, such as hydromorphone, hydrocodone, and oxycodone; and  (4) fully synthetic opioids, such as fentanyl, pethidine, methadone, and propoxyphene.

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

Based on the report of International Narcotics Control Board in 2009, Global manufacture of oxycodone rose gradually during the 1990s, amounting to 11.5 tons in 1998. Since 1999, the global manufacture of oxycodone has accelerated, reaching a record level of 94.9 tons in 2008. The United States accounted for 68.2 tons, or 72 per cent of the world total. The manufacture of oxycodone grew steadily in the United Kingdom and France, which each contributed 13 per cent (12.3 tons and 12.1 tons) of the world total. Other major manufacturing countries were Slovakia (1.2 tons) and Switzerland (606 kg). China is currently relying on imported oxycodone for the Chinese market.

Global consumption has also risen steadily, reﬂecting the increased use of controlled-release preparations containing oxycodone for the treatment of moderate to severe pain.  In 2005 and 2006, global consumption reached a level of 42.6 tons and, in 2008, it further increased, considerably, to 52.5 tons (700 million S-DDD), the highest level ever recorded. That was mainly a result of increased consumption in the United States, which continued to be the principal consumer country of oxycodone, accounting for 40.5 tons, or 77 per cent of the world total. Other major consumer countries in 2008 were Canada (4.5 tons), Germany (2 tons), Australia (1.3 tons) and the United Kingdom (902 kg), together accounting for 17 per cent of global consumption. Consumption of oxycodone has spread to more than 50 other countries, including developing countries. China only consumed 117kg of oxycodone in 2008.

Research and Development

We have established an in-house state-of-art facility which allows our multi-discipline team to conduct pharmaceutical research and development.  Our R&D team consists of chemists, biologists, pharmacologists and other technical experts.  It works on multiple projects, ranging from early stage discovery to advanced clinical studies.   Our team is capable of performing chemical synthesis, analytic analysis, pharmacology, toxicology as well as other technical tasks related to pharmaceutical industry.  During our fiscal year 2010, we directly invested $1,540,744 in R&D efforts.  Our R&D expenditures during fiscal 2009 and 2008 were $722,567 and $700,202, respectively.  In addition, we rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

The Market

Global consumption of opioid analgesics for the treatment of moderate to severe pain (expressed in defined daily doses for statistical purposes) increased by more than two and one half times during the past decade. However, the increase in consumption occurred mainly in countries in Europe and North America.  In 2006, for example, countries in those two regions together accounted for almost 96 per cent of global consumption of fentanyl, 89 per cent of global consumption of morphine and 97 per cent of global consumption of oxycodone.  In 2006, the United States accounted for 99 per cent of global consumption of hydrocodone and 80 per cent of global consumption of oxycodone. In the United States, the consumption of hydrocodone increased by 70 per cent and the consumption of oxycodone by 55 per cent during the past five years. Global consumption of methadone has increased more than three times over the past decade. Methadone is used in several countries for the treatment of pain, but the sharp upward trend in its consumption is mainly attributable to its growing use in maintenance treatment related to opioid dependency. In 2006, the countries using the largest quantities of methadone were (in descending order) the United States, Spain, Germany, the United Kingdom, Italy, Iran and Canada; those countries together accounted for 83 per cent of global consumption.

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

Employees

The Company currently has approximately 500 employees. There are 86 employees in administrative and management, 24 employees in the R&D department, 150 employees in the production, and 226 employees in sales and marketing.    Our Company has been expanding our direct sales and marketing force from approximately 30 employees as of April 2010 in order to provide additional direct sales force for new product launch and existing product detailing.

Item 1A.                    Risk Factors

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

We booked our first product revenues in late 2006, and only reached a modest level of sales for the year ended June 30, 2010, mainly derived from a few products approved by the China SFDA.  We expect that these products will continue to account for a majority of our sales in the near future. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

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

Zhenjiang Yue is the Chief Executive Officer of Aoxing Pharma and of its operating subsidiary, Hebei Aoxing Pharmaceutical Group.  Mr. Yue is responsible for strategizing not only our business plan but also the means of financing it.  If Mr. Yue were to leave Hebei Aoxing or become unable to fulfill his responsibilities, our business would be imperiled.  At the very least, there would be a delay in the development of Hebei Aoxing until a suitable replacement for Mr. Yue could be retained.

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

The executive and production facilities of Hebei Aoxing are located at No. 1 Industry District, Xinle City, Hebei Province, China 050700.  Aoxing Pharma maintains its U.S. office at 15 Exchange Place, Suite 500, Jersey City, NJ 08302.

Item 3.                      Legal Proceedings

None.

Item 4.                      (Reserved)

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock has been listed for trading on the NYSE Amex since April 14, 2010.  Prior to that date, the common stock was quoted on the OTC Bulletin Board under the trading symbol “CAXG.”   Set forth below are the high and low bid prices for each quarter in our past two fiscal years.  For the periods when the stock was listed on the OTC Bulletin Board, the reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

On March 29, 2010 we implemented a 1-for-2 reverse split of our outstanding common stock.  All references to share prices, numbers of outstanding shares, and any per share calculations in this Report have been adjusted to reflect the 1-for-2 reverse split.

	Bid
Quarter Ending	High	Low

September 30, 2008	$2.16	$.50
December 31, 2008	$2.60	$.72
March 31, 2009	$2.20	$1.10
June 30, 2009	$2.98	$1.02

September 30, 2009	$3.90	$2.20
December 31, 2009	$2.96	$1.52
March 31, 2010	$2.20	$1.60
June 30, 2010	$4.16	$1.59

(b) Shareholders

Our shareholders list contains the names of 466 registered stockholders of record of the Company’s Common Stock as of September 17, 2010.

(c)  Dividends

The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  In addition, the Company’s ability to pay dividends may be hampered by restrictions on capital outflow imposed by government regulation in China.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2010.
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

(e)  Sale of Unregistered Securities

None.

(f) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2010.

Item 6.                       Selected Financial Data

Not applicable.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the year ended June 30, 2010 were $6,115,774.  This represented a 32% decline from the revenues of $8,941,907 that we realized during the fiscal year ended June 30, 2009.   The decrease in revenue occurred because we relocated and consolidated our manufacturing facilities in the summer of 2009.  This necessitated GMP re-certification by the Chinese government for each of our products before we could re-commence production.  For a large part of the year, therefore, we produced only the limited number of products for which we had obtained recertification.  The primary revenue contributors were Zhongtongan, Shuanghuanlian capsules and Naloxone Hydrochloride injectable, representing 73%, 9% and 6% of the total sales for the year ended June 30, 2010.  In addition we were selling other prescription and over-the-counter drugs approved by the China SFDA.

The positive result from the re-certification delay was that Zhongtongan, our proprietary dental pain product that provided most of our revenue, was our highest margin product.  As a result, our cost of goods for the year ended June 30, 2010 decreased by 54% as compared to the year ended June 30, 2009.  Despite the 32% decline in revenue, therefore, we maintained our gross profit level, as our gross margin soared from 43% in fiscal 2009 to 62% in fiscal 2010.  As our other products resume a more significant role in our sales, our gross margin could be lower again.  However, the consolidation of facilities has increased our overall production efficiency, which should enable us to achieve margins higher than those achieved in 2009 and before.

Our general and administrative expenses were $3,588,538 in fiscal year 2010, similar to $3,474,778 in fiscal year 2009.  Among the significant contributors to general and administrative expense were the following:

•
In fiscal year 2010 we incurred compensation expense of $1,294,983, which was 9.6% higher than the $1,181,362 in compensation expense incurred in fiscal  2009.  The increase was mainly driven by our recent expansion of our sales and marketing team from approximately 30 employees to 220 employees as of June 30, 2010.    At the same time, however, we have reduced our non-cash expenses for stock compensation:  in fiscal year 2008 we incurred a $1,695,898 expense for stock issued for services and interest; in fiscal 2009 we reduced that expense to $1,000,506 and in fiscal 2010 we further reduced our stock compensation expense to $603,697.

•
In fiscal year 2010 we incurred professional fees totaling $489,613, a 57% increase from the $311,347 incurred in fiscal year 2009.  The increase reflects additional services required during our recent business expansion in the area of legal, accounting, investor relations, and other professional services.

•
In fiscal 2010 the Company incurred office related expenses in the amount of $1,803,936, a 26% reduction from the $2,440,294 expense incurred in the prior year.  The decrease was the result of the consolidation of our manufacturing facilities.

Among our other operating expenses, the following factors had significant effects on our year-to-year comparison:

•
Research and development expenses were $1,540,744 for the year ended June 30, 2010, 113% higher than $722,567 for the year ended June 30, 2009, as we increased our capital investment in 2010 to advance our clinical programs, including Tilidine, Codeine phosphate and other pipeline products.  We expect research and development expenses will continue to represent a large portion of our budget, as we endeavor to move our products to market as rapidly as science and our resources permit.

•	Depreciation and amortization expense decreased only modestly, from $670,059 in Fiscal 2009 to $645,004 in Fiscal 2010.

•
As a result of our periodic review and continuous efforts to collect our accounts receivable, we increased our bad debt reserve at June 30, 2010. We sell our products to both distributors and retailers, and the payment terms range from 30 days to 90 days from invoice date or receipt of goods, whichever is late. We evaluate collectability of our accounts receivable periodically and provide a bad debt reserve based on their aging and the results of our collection action.  As of June 30, 2010, we performed an aging analysis of each customer, determined that some of the balances were not collectable, and made an additional provision for bad debt. The revaluation led us to record a bad debt expense of $216,440 during fiscal year 2010.  In fiscal year 2009, our bad debt expense was $1,461,789.

•
Selling expenses remained flat from year to year, totaling $1,367,997 in 2010, which was 7.6% lower than our $1,480,118 selling expense in 2009.  Our selling expenses did not decrease in proportion to the drop  in our product sales because of our expansion efforts in sales and marketing.  We expect oursales and marketing expense to increase as additional products are expected to be approved by the China SFDA and enterthe market over the next two years.

•	In fiscal year 2009 we incurred an impairment loss of $2,345,420 as a result of our revaluation of some of the assets acquired in our purchase of LRT. We experienced no impairment loss in fiscal 2010.

As a result of these expenses, our loss from operations for the year ended June 30, 2010 was $3,584,138, which was 44% less than the operating loss of $6,348,485 that we incurred in fiscal year 2009.

The company incurred interest expenses in the amount of $2,427,674 in 2010, which was 26% higher than our interest expenses of $1,919,143 in 2009.  The increase was primarily attributable to the bridge loan with high interest rate that we obtained  during the period when we were restructuring our Bank of China loan.  That bridge loan was mostly paid off by June 30, 2010.  The positive result of the restructuring process was that  we received forgiveness of debt in the amount of $3,648,616 as a result of the restructuring of the Bank of China loan in October 2009.  During fiscal 2009 we had obtained a forgiveness of debt in the amount of $1,461,299.  We anticipate interest expense to decrease in the coming years as the Company is undertaking capital restructuring and improving its balance sheet and liquidity.

In 2006 and 2007, the Company issued warrants in conjunction with a private financing.  The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  In accordance with generally accepted accounting principles, the fair value of the warrants has been recorded as a liability on our balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants by Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.   During fiscal 2010, the change in the fair value of warrants was $1,455,368, which was recognized as other income for the year ended June 30, 2010.  If in future quarters the warrants decrease in value (e.g. by reason of an increase in the market price of our common stock), we will record an other income equal to the amount of the increase.

After including these items of “Other Income,” we realized a net loss before income taxes of $907,829 for fiscal year 2010.  In fiscal year 2009, we realized a net loss before taxes of $5,976,109.   After recording the future tax benefit that the net loss will provide us and accounting for the portion of the net loss attributable to the minority interest in Hebei Aoxing, we realized a net loss of $844,771 in fiscal 2010.  Our net loss in fiscal 2009 was $2,695,050.

Liquidity and Capital Resources

During fiscal year 2010, the Company made significant improvement in its liquidity and capital resources by securing new capital and restructuring existing bank debts and convertible notes.  We initiated this improvement on August 6, 2009, when the Company completed a private placement with a total of fifteen institutional and other accredited investors of 2,631,579 shares of the Company’s common stock at a purchase price of $1.90 per share, for gross proceeds of $5 million.  We continued the improvement to our balance sheet in the fall of 2009 by retiring our Bank of China loan on Oct 1, 2009, which had totaled $4,288,782 after the Bank forgave $3,648,616 of the principal due.

In the spring of 2010 we further improved our balance sheet by replacing a high interest bridge loan with new bank loans in the total amount of $8,078,019, which carry a favorable interest rate of 5.841%.  The three new loans are:

•	a credit facility agreement with China Citic Bank in the amount of $4,754,173 (32,500,000 RMB) that matures on April 28, 2011.

•
a bank note agreement with Bank of Communications of China in the amount of $4,388,467 (30,000,000 RMB).   The note is secured by the land use right and buildings on the land, and matures on April 22, 2011.

•	a bank note agreement with China Citic Bank in the amount of $3,657,956 (25,000,000 RMB). The note is secured by the land use right and buildings on the land, and matures on May 4, 2011.

As a result of the several debt refinancing during fiscal 2010, our debt service obligations at June 30, 2010 were:

		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
Loans Payable –
Banks	$8,078,019	$8,078,019	$-	$-	$-
Affiliates	8,986,566	435,505	8,551,061	-	-
TOTAL	$17,064,585	$8,513,524	$8,551,061	$-	$-

 Our cash balance at June 30, 2010 was $3,985,710, compared to $1,271,922 at June 30, 2009.  The modest improvement was driven by a private placement on August 6, 2009 for gross proceeds of $5 million.

Our working capital situation continued to improve in year 2010, as our working capital deficit at June 30, 2010 was $4,635,487, representing an improvement of $12,892,526 from our working capital position at June 30, 2009.   The improvement was mainly driven by the receipt of forgiveness of debts and the restructuring of the Bank of China loan.

Our operations during the year ended June 30, 2010 used$3,941,333 in cash, compared to $642,598 cash consumed in 2009.  This change primarily reflected our increased investment in research and development, increased interest expense, and increased accounts receivable, and a $1,026,653 increase in our inventory in anticipation of future business expansion.

Our ongoing expansion of operations led us to improve our manufacturing facility by acquiring new machinery and equipment for $1,996,018 during the year ended June 30, 2010. This use of cash was offset in part by receipt of $954,675 in proceeds from the sale of our LRT facility.

We continue to explore various alternatives in order to secure sources of financing and improve our financial position.  Among the possibilities being considered are new credit facilities, a new equity raise, arrangements to license intellectual property, and a sale of selected property rights.  At the present time we have no commitment from any source for additional funds.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2010, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were:

•
the determination, described in Note 2 to our Consolidated Financial Statements, to record an allowance for doubtful accounts in the amount of $2,575,117.  The determination was based on our review of the credit history of the relevant customers and the results of our collection efforts.

•
The calculation, described in Notes 2 and 11 to the Financial Statements, of the implicit value of our outstanding warrants and derivative liabilities.  The determination was based on comparison with market-valued derivative instruments.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2010.

Impact of Accounting Pronouncements

New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Level 1 and 2, separate disclosures of purchases, sales, issuance, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2011); early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2010-06 on its financial statements.

In February 2010, FASB issued new standards in ASC 855, Subsequent Event. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

However, there are no recent accounting pronouncements that have had a material effect on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 8.                      Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

Page
F-1	Report of Independent Registered Public Accounting Firm.

F-2	Consolidated Balance Sheets as of June 30, 2010 and 2009.

F-3	Consolidated Statements of Operations and Other Comprehensive Loss for the Fiscal Years Ended June 30, 2010 and 2009.

F-4	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended June 30, 2010 and 2009.

F-5	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2010 and 2009.

F-6 to F-21	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Aoxing Pharmaceutical Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aoxing Pharmaceutical Co., Inc. and Subsidiaries as of June 30, 2010 and 2009 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aoxing Pharmaceutical Co., Inc. and Subsidiaries as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
September 28, 2010

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash	$3,985,710	$1,271,922
Accounts receivable, net	1,724,198	1,064,381
Loan receivable	748,790	-
Inventory	1,564,975	712,521
Deposits with suppliers	475,042	261,780
Prepaid expenses and sundry current assets	421,391	302,449
TOTAL CURRENT ASSETS	8,920,106	3,613,053

LONG - TERM ASSETS
Property and equipment, net of accummulated depreciation	25,569,782	29,324,362
Other intangible assets	1,431,182	1,549,497
Goodwill	19,012,321	18,926,527
Deferred tax assets	3,394,103	3,331,045
TOTAL LONG-TERM ASSETS	49,407,388	53,131,431

TOTAL ASSETS	$58,327,494	$56,744,484

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-Term borrowings	$293,746	$292,193
Accounts payable	2,965,514	2,816,711
Deposit payable	-	3,871,552
Current portion of long term debt - other	46,999	144,635
Current portion of long term debt - related parties	94,760	4,494,629
Accrued expenses and taxes payable and other sundry current liabilities	2,076,555	2,403,185
Loan payable - Bank	8,078,019	6,094,428
Convertible debentures	-	1,023,733
TOTAL CURRENT LIABILITIES	13,555,593	21,141,066

LONG-TERM DEBT-- RELATED PARTIES	6,329,118	5,857,357
-- OTHER	2,221,943	1,737,957
WARRANT AND DERIVATIVE LIABILITIES	1,913,534	3,368,901

Common stock, par value $0.001,
100,000,000 shares authorized,
46,494,903 and 41,414,000 shares issued and outstanding
at June 30,2010 and June 30, 2009, respectively	46,495	41,414

Additional paid in capital	49,594,553	39,146,000
Accumulated deficit	(15,598,600)	(14,766,441)
Other comprehensive income	525,555	469,011
TOTAL STOCKHOLDERS' EQUITY OF THE COMPANY	34,568,003	24,889,984

NONCONTROLLING INTEREST IN SUBSIDIARIES	(260,697)	(250,781)
TOTAL STOCKHOLDERS' EQUITY	34,307,306	24,639,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,327,494	$56,744,484

See Notes to the Financial Statements.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the year ended
	June 30,
	2010	2009

SALES	$6,115,774	$8,941,907
COST OF SALES	2,341,195	5,135,661
GROSS PROFIT	3,774,579	3,806,246

COSTS AND EXPENSES:
Research and development expense	1,540,744	722,567
General and administrative expenses	3,588,532	3,474,778
Bad debt expenses	216,440	1,461,789
Selling expenses	1,367,997	1,480,118
Depreciation and amortization	645,004	670,059
Impairment loss	-	2,345,420
TOTAL COSTS AND EXPENSES	7,358,717	10,154,731

LOSS FROM OPERATIONS	(3,584,138)	(6,348,485)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(2,427,675)	(1,919,143)
Change in fair value of warrant and derivative liabilities	1,455,368	627,183
Gain on foreign currency transactions	-	203,037
Forgiveness of debt	3,648,616	1,461,299
TOTAL OTHER INCOME (EXPENSE)	2,676,309	372,376

INCOME (LOSS) BEFORE INCOME TAXES	(907,829)	(5,976,109)

Income taxes (credit)	(63,058)	(3,281,059)
NET INCOME ( LOSS)	(844,771)	(2,695,050)

Net loss attributed to non-controlling interest	(12,612)	(242,787)
INCOME (LOSS) ATTRIBUTABLE TO THE SHAREHOLDERS OF THE COMPANY	(832,159)	(2,452,263)

OTHER COMPREHENSIVE INCOME ( LOSS) :
Foreign currency translation adjustment	59,240	(159,874)

COMPREHENSIVE INCOME (LOSS)	(772,919)	(2,612,137)

Other comprehensive income attributable to non-controlling interest	2,697	(7,994)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(775,616)	$(2,604,143)

BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE	$(0.02)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	45,581,724	41,201,368

See Notes to the Financial Statements.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

							ACCUMULATED	TOTAL
	COMMON		PREFERRED		ADDITIONAL		OTHER	STOCKOLDERS'	NON	TOTAL
	STOCK		STOCK		PAID-IN	(ACCUMULATED	COMPREHENSIVE	EQUITY	CONTROLING	STOCKOLDERS'
	SHARES	VALUE	SHARES	VALUE	CAPITAL	DEFICIT )	INCOME	OF THE COMPANY	INTEREST	EQUITY

Balance - June 30, 2008	40,544,960	40,545	-	-	36,790,778	(12,314,178)	620,891	25,138,036	-	$25,138,036
Common stock issued for services	651,722	652	-	-	1,255,348	-	-	1,256,000	-	1,256,000
Common stock issued for debt conversion	212,660	213	-	-	289,787	-	-	290,000	-	290,000
Common stock issued for interest payment	4,658	4	-	-	25,583	-	-	25,587	-	25,587
Unamortized compensation for services	-	-	-	-	(281,090)	-	-	(281,090)	-	(281,090)
Reverse prior accrued financing cost on sale of common stock	-	-	-	-	900,000	-	-	900,000	-	900,000
Derivative liability affected by conversion	-	-	-	-	165,594	-	-	165,594	-	165,594
Translation adjustments	-	-	-	-	-	-	(151,880)	(151,880)	(7,994)	(159,874)
Net loss	-	-	-	-	-	(2,452,263)	-	(2,452,263)	(242,787)	(2,695,050)
Balance - June 30, 2009	41,414,000	41,414	-	-	39,146,000	(14,766,441)	469,011	24,889,984	(250,781)	24,639,203
Common stock issued for private placement	2,631,579	2,632	-	-	4,997,368	-	-	5,000,000	-	5,000,000
Common stock issued for debt conversion	1,789,203	1,789	-	-	4,829,058	-	-	4,830,847	-	4,830,847
Common stock issued for services	660,000	660	-	-	622,127	-	-	622,787	-	622,787
Translation adjustments	-	-	-	-	-	-	56,544	56,544	2,696	59,240
Net loss	-	-	-	-	-	(832,159)	-	(832,159)	(12,612)	(844,771)
Reverse split adjustments	121	-	-	-	-	-	-	-	-	-
Balance - June 30, 2010	46,494,903	46,495	0	0	49,594,553	(15,598,600)	525,555	34,568,003	(260,697)	34,307,306

See Notes to the Financial Statements.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	June 30,
	2010		2,009

OPERATING ACTIVITIES:
Net income (loss)	$(832,159)		$(2,452,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,122,123		1,017,559
Deferred tax assets	(63,058)		(3,331,045)
Impairment loss on land and buildings	36,317		2,345,420
Inventory markdown	177,987
Bad debt	216,879		1,461,453
Forgiveness of debt	(3,648,616)		(1,460,963)
Non-cash interest expense related to
debentures and warrants	104,487		215,371
Stock issued for services	622,127		1,000,506
Change in fair value of warrants and derivative liability	(1,455,368)		(627,183)
Minority interest	(12,612)		(242,787)
Changes in operating assets and liabilities:
Accounts receivable	(875,224)		25,543
Inventories	(1,026,653)		137,581
Prepaid expenses and sundry current assets	(325,038)		(272,729)
Accounts payable	137,262		(1,240,164)
Accrued expenses, taxes and sundry current liabilities	1,842,828		2,781,103
NET CASH USED IN OPERATING ACTIVITIES	(3,978,718)		(642,598)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,996,018)		(2,227,309)
Loans to unrelated parties	(748,790)
Cash Proceeds from sale of assets	954,675		-
NET CASH USED IN INVESTING ACTIVITIES	(1,790,133)		(2,227,309)

FINANCING ACTIVITIES:
Proceeds from bank loans	8,078,019		-
Payment to bank loans	(4,288,782)		-
Other borrowings	376,340		123,316
Loans from related party	422,603		2,629,655
Sale of common stock	5,000,000		-
Convertible notes payment	(1,173,000)		-
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,415,180		2,752,971

EFFECT OF EXCHANGE RATE ON CASH	67,459		(178,655)

INCREASE (DECREASE) IN CASH	2,713,788		(295,591)
CASH – BEGINNING OF YEAR	1,271,922		1,567,513
CASH – END OF YEAR	$3,985,710		1,271,922

Supplemental disclosures of cash flow information:
Cash paid for interest	$984,786		$573,917
Cash paid for income tax	$-		$-

Non-cash financing activities:
Conversion of AOB loan and accrued interest into common stock	$4,830,847	$
Conversion of convertible debentures into common stock	$-		$290,000

See Notes to the Financial Statements.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2010 AND 2009

1             BUSINESS DESCRIPTION AND ACQUISITION

Business description

Aoxing Pharmaceutical Co., Inc. (“the Company” or “Aoxing Pharma”) is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotics and pain-management products. In March 2010, the Company changed to its current name from “China Aoxing Pharmaceutical Co., Inc.”

As of June 30, 2010, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”)，which is organized under the laws of the People’s Republic of China (“PRC”).  As of June 30, 2010 the Company owned 95% of the issued and outstanding common stock of Hebei.

Since 2002, Hebei has been engaged in developing narcotics and pain management products, building its facilities and obtaining the requisite licenses from the Chinese Government.  Headquartered in Shijiazhuang City, the pharmaceutical capital of China, outside of Beijing, During the year ended June 30, 2009, Hebei integrated into itself the business operations of Shijazhuang Lerentang Pharmaceutical Company, Ltd. (“LRT”), which had been an operating subsidiary acquired by Hebei in May 2008.  Hebei now has China's largest and the most advanced manufacturing facility for highly regulated narcotic medicines, addressing a very under-served and fast-growing market in China. Its facility is one of the few GMP facilities licensed for manufacturing narcotics medicines. The Company is working closely with the Chinese government and SFDA to assure the strictly regulated availability to medical professionals throughout China of its narcotic drugs and pain medicines.

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

Certain amounts included in the 2009 financial statement have been reclassified to conform to the 2010 financial statement presentation.

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

Accounts Receivable

Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified.   The balances of allowance for doubtful accounts are $2,575,177 and $2,345,826 for the year ended June 30, 2010 and 2009 respectively.

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

Hebei Aoxing leases a parcel of land on which its offices and production facilities are situated pursuant to real estate contracts from the local government of the PRC expiring in 2053.

Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Other Intangible Assets

Other intangibles include products and product rights, which are recorded at fair value and assigned an estimated useful life, are amortized primarily on a straight-line basis over their estimated useful lives ranging from 10 to 15 years. When events or circumstances warrant a review, the Company will assess recoverability from future operations of acquired intangibles using pretax undiscounted cash flows derived from the lowest appropriate asset groupings. Impairments are recognized in operating results to the extent that carrying value of the intangible asset exceeds its fair value,

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of net assets of business purchased.  Goodwill is assigned to reporting units and evaluated for impairment on at least an annual basis.

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

Research and Development

Research and development is expensed as incurred.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  The Company’s policy is to recognized compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

Deferred income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, the recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Fair value of financial instruments

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debentures and warrants (see Notes 10 and 11).  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the years ended June 30, 2010 and 2009, the Company recognized other income of approximately $1,455,368 and $627,000, respectively, relating to recording the warrant and derivative liabilities at fair value.  At June 30, 2010 and 2009 there were approximately $1,913,533 and $3,368,901 of warrant and derivative liabilities, as the related debt instruments were not settled.

The Company’s derivative instruments were valued using the black-scholes option pricing model, using the following assumptions during the year ended June 30, 2010:

Estimated dividends	None
Expected volatility	55.5%
Risk-free interest rate	0.16 – 0.31%
Expected term (years)	0 – 1.21

The expected volatility was determined based on the historic quoted market price of the common stock over the last 6 months.  Risk free interest rate in the range of 0.16% to 0.31% was determined based on the quoted US treasury rate under the same expected term with each corresponding financial instrument.

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

Earnings per share

Basic earnings per common share are computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities (such as warrants and convertible preferred stock) outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

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

In June 2009, FASB established Accounting Standards CodificationTM (“ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new guidance for the quarter ended September 30, 2009, which changed the way we reference accounting standards in our disclosures. Adoption of the Codification has not had a material impact on the Company’s results of operations or financial position.

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

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. The Company is currently evaluating the potential impact of this standard.

3              INVENTORIES

Inventories consist of the following:

	June 30,
	2010	2009
Work in process	$119,327	$24,533
Raw materials	449,137	478,582
Finished goods	996,511	209,406
	$1,564,975	$712,521

4	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	June 30,
	2010	2009	LIFE
Right to use land	$7,931,146	$10,042,325	40 years
Building and building improvements	12,283,275	16,636,643	39 years
Machinery and equipment	3,061,075	3,098,718	5-8 years
Furniture and office equipment	505,045	439,891	5-8 years
Automobiles	460,996	423,567	3-5 years
Construction in progress	3,616,378	2,226,735
	27,857,914	32,867,879
Accumulated depreciation and amortization	2,288,129	3,543,517
	$25,569,782	$29,324,362

Sale of assets

On July 15, 2009, in connection with the relocation of LRT’s operation and manufacturing function into Hebei, the Company completed the sale of LRT’s facility for $4,822,178 (approximately RMB 33 million). Proceeds of $3,871,552 were received in June 2009 (shown as deposit payable on the June 30, 2009 balance sheet) and $954,675 on July 2009. No gain or loss has been recorded during the year ended June 30, 2010 since the Company incurred an impairment charge of $2,345,420 during the year ended June 30, 2009, which reduced the carrying value to the sales price.

5              SHORT-TERM BORROWINGS

Short-term borrowing is a non-interest bearing note payable to a local government, due three months after the Company is listed on the NASDAQ.

6              LOAN PAYABLE - BANK

Loans payable – bank consist of the following:

	June 30,
	2010	2009
Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 5.841%, set to be 10% higher than the interest rate of the China People Bank rate, maturing April 22, 2011	$4,406,192	$-
Bank Note in the amount of 25 million RMB with China Citic Bank bearing an annual floating rate of 5.841%, set to be 10% higher than the interest rate of the China People Bank rate, maturing May 4, 2011	3,671,827	-
Bank loan in the amount of 41,715,142 RMB with Bank of China bearing an annual rates of 5.58%, maturing on Dec 31, 2009, completely retired as of June 30, 2010		6,094,428
	$8,078,019	$6,094,428

Bank Loan Restructuring

In October 2009, the Company reached a restructuring agreement with Eastern Asset Management Company “(“EAMC”), a nationwide investment company based in China, which acquired the ownership of the Company’s bank loan from Bank of China.  Prior to the restructuring, the outstanding balance of the debt was $7,911,560 (approximately 54,092,916 RMB), including $6,101,203 (or 41,715,142 RMB) of principal and $1,748,724 (or 11,961,278 RMB) of accrued interest.  Under the restructuring agreement, the Company received forgiveness from EAMC in the amount of $3,648,616 (or 24,892,316 RMB), including $1,830,361 (or 12,514,542 RMB) of principal and $1,748,724 (or 12,377,774 RMB) of accrued interest. The total outstanding balance of the debt was reduced to $4,270,842 (approximately 29,200,600 RMB) as of October 1, 2009. The Company completely retired this debt on October 1, 2009 with the proceeds of a RMB32,000,000 36-month bridge loan.

Credit facility

On April 28, 2010, Hebei Aoxing, the operating subsidiary of Aoxing Pharma, entered into a credit facility agreement with China Citic Bank in the amount of $4,754,173 (32,500,000 RMB) with an annual floating rate of 5.841%, which was set to be 10% higher than the interest rate of the China People Bank rate.   The credit facility matures on April 28, 2011.  As of June 30, 2010, the credit facility was not utilized and the outstanding balance was zero.

7             LONG-TERM DEBT – OTHER

Long-term debt – other consists of the following:

	June 30,
	2010	2009
Loans payable bearing interest at 10% and 20%per annum and maturing on March and September 2012	$2,221,943	$1,737,957
Loans from unrelated third parties maturing on various dates through December 31, 2010 and bearing interest at an average rate of 10%	46,999	144,635
	2,268,942	1,882,592
Less current portion	46,999	144,635
	$2,221,943	$1,737,957

8             LONG-TERM DEBT – RELATED PARTIES

Loan from related parties consists of the following:

	June 30,
	2010	2009
Short-term borrowing from AOB bearing interest at 8% per annum and due August 26, 2009.	$0	$4,382,418
Loans maturing between March and December 31, 2012 bearing interest from 5% to 25% per annum	6,329,118	5,857,357
Loans maturing on various dates through May 1, 2011, bearing interest at an average rate of 10%	94,760	112,211
	6,423,878	10,351,986
Less current portion	94,760	4,494,629
	$6,329,118	$5,857,357

9             ACCRUED EXPENSES AND OTHER SUNDRY LIABILITIES

Accrued expenses and taxes consist of the following:

	June 30,
	2010	2009
Accrued salaries and benefits	$308,693	$137,786
Accrued interest	1,073,890	1,944,382
Accrued taxes	52,637	33,319
Other accrued expenses and sundry liabilities	641,335	287,698
	$2,076,555	$2,403,185

10	CONVERTIBLE DEBENTURES

On September 28, 2006, the Company sold 869,500 units of securities for $1,739,000.  Each unit consisted of one share of common stock and four common stock purchase warrants exercisable at prices ranging from $5.00 to $11.00. In October 2006, the Company exchanged all of the shares of common stock purchased in this offering for a 10% convertible debenture in the amount of the investment, plus the four warrants purchased in the offering. The debentures are convertible into common stock at a price equal to 75% of the market price (as defined) of the Company’s common stock. The warrants are exercisable for five years and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants.

On November 30, 2006, the Company sold 188,500 units of securities for $377,000.  Each unit consists of a share of common stock or 10% convertible debenture and four common stock purchase warrants, exercisable at prices ranging from $5.00 to $11.00.  The warrants are exercisable for five years and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants.  These convertible debentures may be converted at any time by the holder of the note and will be automatically converted into the Company’s common stock at September 30, 2008.

All above mentioned 10% convertible debenture were converted to common stock as of June 30, 2009.

During the year ended June 30, 2008, the Company sold $1,173,000 of convertible debentures, which bear interest at 8% per annum, are payable semi-annually and were due May 1, 2010.  Interest accrue on the principal amount at 8% per annum and be payable on January 1st and July 1st each year.  The holder may convert the principal and accrued interest into the Company’s common stock at a conversion price per share equal to the greater of (a) $10.00, or (b) 75% of the average of the closing bid prices reported for the five trading days preceding the date of conversion. Prior to June, 2010, the Company satisfied all of the $1,173,000 in convertible debentures.

Convertible debentures outstanding as of June 30, 2010, are as follows:

Convertible debentures issued	$3,289,000
Less amounts converted to common stock	(2,116,000)
1,173,000
Less amounts retired in cash	1,173,000
Balance – June 30, 2010	$-

11           WARRANTS

In 2006 the Company issued the Series A, B, C and D Warrants in connection with issuance of 10% convertible debentures.  The terms of the Series A, B, C and D Warrants require that whenever the Company issues common stock for a price less than $4.00 per share, an equitable adjustment to the exercise price be made in order to prevent dilution of the equity interests of the warrant holders.  As a result of the private placement and loan conversion transactions in August 2009, the exercise price of the Series A, B, C and D Warrants was reduced, and accordingly, the number of shares that a warrant-holder may purchase was increased based on the terms of the warrants, effective on August 27, 2009. These warrants were issued in September 2006, are exercisable for five years and may be redeemed by the Company if the market price of its common stock exceeds 200% of the exercise price of the warrants.

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

The following table summarizes the information relating to the revised exercise price and the number of shares that a warrant-holder may purchase in connection with the sales of convertible debentures referred in Note 10 above.  The following table is illustrated based on the share account post 1:2 reverse split which took place in March 2010:

	Original Exercise Price	Revised Exercise Price	Original Number of Outstanding	Revised Number of Outstanding	Weighted Average Remaining Contractual Life (Years)
				June 30,
				2010
Series A	$5.0000	$3.1442	529,000	841,231	1.21
Series B	7.0000	4.0404	529,000	916,493	1.21
Series C	9.0000	4.9366	529,000	964,429	1.21
Series D	11.000	5.8328	529,000	997,634	1.21
Placement Agent	4.0000	4.0000	211,600	211,600	1.21
				3,931,387

12          STOCKHOLDERS’ EQUITY

Reverse Stock Split

Effective on March 19, 2010, the Company implemented a one-for-two reverse split of its outstanding common stock.  All references in these financial statements to quantities of common stock or per share values have been adjusted to reflect the retroactive effect of the one-for-two reverse stock split.

Issuance of Common Stock

In September 2008, the Company issued 465,000 shares of restricted common stock to stock to the Company’s employees, including senior management, as part of stock award compensation, valued at $892,800 and amortized over service period.

In October 2008, the Company issued 102,500 shares of restricted common stock, valued at $196,800, to three of the Company’s directors for the services rendered by them from July 1, 2008 to October 31, 2008.

In November 2008, the Company issued 60,000 shares of restricted common stock to three of the Company’s independent directors for the services rendered by them through October 31, 2009.  All the related stock compensation expense, valued at $116,400, was amortized over service period.

On August 6, 2009, the Company closed a private placement with a total of fifteen institutional and other accredited investors of 2,631,579 of shares of the Company’s common stock at a purchase price of $1.90 per share, for gross proceeds of $5 million.

On August 27, 2009, the Company issued 1,789,203 shares of common stock by exercising its option to pay the AOB note and accrued interest in the total amount of 33 million RMB, or $4,830,847. As of June 30, 2010, AOB owns 16,789,203 shares, or 36% of the Company’s common stock.

On January 13, 2010, the Company issued 600,000 shares of restricted common stock, valued at 1.96 per share, to award the management and employees of the Company for their future services.  The fair value of the shares will be amortized over the next three years.

13           TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:
	Year ended June 30,
	2010	2009

U.S. Statutory rate	$(317,740)	$(2,031,867)
Tax rate differential between China and U.S.	25,224	340,757
Valuation allowance applied to United States
net operating loss carryforward	229,458	927,633
Change in valuation allowance	-	(2,517,582)
Effective tax rate	$(63,058)	$(3,281,059)

The provisions of income taxes are summarized as follows:

	Year ended June 30,
	2010	2009

Current payable - China	$-	$49,985
Deferred - United States	(229,458)	(927,633)
Deferred - China	(63,058)	(3,331,044)
Valuation allowance - United States	229,458	927,633
Total	$(63,058)	$(3,281,059)

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of June 30, 2010 and 2009 are as follows:

	Year ended June 30,
	2010	2009

Net operating loss carryforward - China	$2,786,398	$2,291,867
Net operating loss carryforward - United States	1,157,091	927,633
Allowance for doubtful accounts	506,932	452,822
Impairment loss	-	586,355
Others	100,773	-
	4,551,194	4,258,677
Less valuation allowance	(1,157,091)	(927,633)
Deferred tax assets	$3,394,103	$3,331,044

14           CONCENTRATIONS

Sales to two major customers were 31% and 11% for the year ended June 30, 2010, and 19% and 13% for year ended June 30, 2009.

Sales of three major products represented approximately 73%, 9% and 6% of total sales for the year ended June 30, 2010, and 40%, 13% and 12% of total sales for the year ended June 30, 2009.

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

16           COMMITMENTS AND CONTINGENCIES

Commercial commitments

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. The joint venture represents a significant new opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China.  Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei Aoxing, the operating subsidiary of Aoxing Pharma, will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd.  Hebei Aoxing has a 51% stake in the Company, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each company have equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The new joint venture will be located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment is projected to be approximately $15 million during the first five years, which will be shared between the equity shareholders of the joint venture.

Financial obligations

The auditors report on our financial statements as of and for the year ended June 30, 2009 contained an explanatory paragraph raising substantial doubt of our ability to continue as a going concern due to our current liabilities exceeded tangible current assets, we were in default of the repayment of bank debt, and we sustained a loss from operations for the year then ended. During the year ended June 30, 2010 we were able to alleviate the going concern doubt by raising additional equity capital of $5,000,000, renegotiating the bank loans, securing additional financing, and securing a line of credit of approximately $4,700,000, which to this date has not been utilized and is available to meet future cash flow needs.

We continue to explore various alternatives in order to secure sources of financing and improve our financial position.  Among the possibilities being considered are new credit facilities, a new equity raise, conversion of debt liabilities to equities, arrangements to license intellectual property, and a sale of selected property rights.

17           SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events that have occurred through the date of issuance of these financial statements and has determined that there were no material events that occurred after the date of the balance sheets included in this report.

Item 9.                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A(T).                 Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.  Zhenjiang Yue, our Chief Executive Officer, and Hui Shao, our Chief Financial Officer, carried out an evaluation of the effectiveness of Aoxing Pharma’s disclosure controls and procedures as of June 30, 2010.  Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Aoxing Pharma in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Aoxing Pharma is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, Mr. Yue and Mr Shao concluded that Aoxing Pharma’s system of disclosure controls and procedures was effective as of June 30, 2010 for the purposes described in this paragraph.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified no material weaknesses in our internal control over financial reporting.  Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were effective as of June 30, 2010.

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

Item 9B.                       Other Information

None.

PART III

Item 10.                       Directors, Executive Officers, and Corporate Governance.

The following individuals are the members of China Aoxing’s Board of Directors and/or its executive officers.

Name	Age	Position
Zhenjiang Yue	50	Director, Chief Executive Officer,

Min Jun	50	Director

John P. O’Shea	53	Director

Howard Sterling	68	Director

Guozhu Xu	63	Director

Hui Shao	42	Chief Financial Officer

Yunlan Tang	65	Chief Engineer

Liying Yang	39	Vice President of Research & Development

Guoan Zhang	40	Senior Vice President of Finance

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

John P. O'Shea is the Chairman of  European American Equities, Inc. and a co-founding member and director of the Global Alliance Partners (“GAP”). In 2009, Mr. O’Shea served as Executive Vice President and Head of the Westminster Securities Division at Hudson Securities, Inc.   Prior to its acquisition by Hudson Securities, Mr. O’Shea was the Chairman and CEO of Westminster Securities Corporation, which wasa NYSE member firm, Mr. O’Shea was credited for establishing the  firm’s global presence.  Throughout his 22 year tenure at Westminster, Mr. O’Shea was an active underwriter, market maker, and investor in public/private debt and equity offerings. Mr. O'Shea has delivered speeches on a variety of topics including the benefits of investing in small cap and emerging growth companies in the US and abroad, the impact of changing regulations on such companies, reverse mergers, and PIPES. Mr. O’Shea’s most notable speaking engagements include testifying before the Securities and Exchange Commission (SEC) and the United States Congress regarding the impact of Sarbanes-Oxley regulation on US companies and speaking at the Great Hall of the People in China.. In addition to his speaking engagements, Mr. O’Shea has been honored twice in the Irish America Magazine’s Annual Wall Street 50 Irish in Finance.  Mr. O’Shea  is a non-executive director for two companies in the energy industry: BlueRock Energy Holdings Inc. and AllGreen Energy Pte. Limited,.  Mr. O’Shea holds BA and MA in Economic from the University of Cincinnati.

Howard David Sterling brings to the Board over 40 years of experience in the financing of healthcare and other high-tech enterprises.  Mr. Sterling was formerly Managing Director at Hudson Securities, Inc.  From 2006 until April 2008, Mr. Sterling was employed as Managing Director of National Securities Corporation, specializing in the healthcare industry.  From 2005 to 2006 Mr. Sterling was employed in a similar position by Carter Securities.  From 2003 until 2005 Mr. Sterling was employed as Managing Director of the Laurus Funds, where he arranged in excess of $50 million in financings for emerging growth companies. From 1995 to 2003 Mr. Sterling was associated with Sands Brothers/ Laidlaw, where he served as head of investment banking and COO of the $175 million Sands Brothers Venture Capital Fund. From 1991 to 1994, Mr. Sterling was associated with Oscar Gruss & Son in Israel, where he focused on Israeli technology and biotechnology IPOs as well as the firm’s venture capital fund.  Mr. Sterling was the founder and senior partner of Rifkind & Sterling, a Beverly Hills legal firm specializing in securities law, primarily representing technology and biotechnology companies. He received a B.S. from Columbia University in Economics with honors in 1962 and an LLB, magna cum laude, from Harvard Law School in 1965.

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

Dr. Hui Shao was appointed to the office of Chief Financial Officer in January 2010.  Dr. Shao has served as the Company’s Vice President of Finance since 2007.  Prior to joining the Company, Dr. Shao was a Senior Analyst at Mehta Partners and Kamunting Street Capital Management in New York, where he was responsible for healthcare investment portfolio across North American and European companies. Dr. Shao was a Principal Scientist, leading metabolic disease and oncology projects at Roche Pharmaceuticals, before he started his career on Wall Street.  Dr. Shao earned his MBA in Finance and Accounting from Stern School of Business, New York University.  He earned his Ph.D. in Bioorganic Chemistry from University of California, San Diego.  He is a Chartered Financial Analyst (CFA) and a member of New York Society of Security Analysts (NYSSA).

Yunlan Tang was appointed to the Chief Engineer of Aoxing Pharma in 2007.  She has served as the General Manager of Hebei Aoxing since 2002.  Prior to joining the Company, Ms. Tang was Senior Engineer of Technology and Quality at Northern China Pharmaceutical Company from 1968 and 1980.  Ms. Tang brings over 30 years of experience in project management, new drug development, quality control and operation of pharmaceutical business.   She received a degree in Chemical Engineering at Beijing University of Chemical Engineering in 1968.

Liying Yang was appointed Vice President of Research & Development in December 2006.  Prior to joining the Company, Ms. Yang was a Senior Director of the Institute of Pharmaceutical Development of Shijiazhuang Pharma Group Company, overseeing new drug formulation and development.  Ms Yang has extensive experience in new drug development, drug formulation, quality control, and drug delivery technology.  She received a Master degree in Drug Formation at Shenyang Pharmaceutical Science University.

Guoan Zhang was appointed to the Office of Senior Vice President of Finance in June 2010.  Mr. Zhang has served as the Chief Accounting Officer of the Company since March 2010. Prior to that appointment, Mr Zhang was the Senior Director of Financial Operation of the Company between January 2009 and February 2010.  Mr Zhang was Vice General Manager of Finance of LRT between 2007 and 2008.  Mr Zhang graduated from Helongjiang School of Business and he is a Certified Public Accountant in China.

Nominating, Compensation and Audit Committees

The Board of Directors has appointed the following committees:

Audit Committee
       Howard David Sterling (Chairman)
       Guozhu Xu

Compensation Committee
       John P. O'Shea (Chairman)
       Guozhu Xu

Nominating and Corporate Governance Committee
       John P. O'Shea (Chairman)
       Howard David Sterling

The Audit Committee consists of Howard David Sterling and Guozhu Xu.  Mr. Sterling serves as the chairman of the Audit Committee.  The Board has determined that each of the members of the Audit Committee satisfies the independence requirements of the NYSE Amex.  The Audit Committee oversees our accounting and financial reporting processes and procedures, reviews the scope and procedures of the internal audit function, appoints our independent registered public accounting firm and is responsible for the oversight of its work and the review of the results of its independent audits.  The Audit Committee met four times during fiscal 2010.

The Board of Directors has determined that Howard David Sterling, who serves as Chairman of the Audit Committee, is an audit committee financial expert by reason of his experience in public accounting and as a principal financial officer.  Mr. Sterling is an independent director, within the definition of that term applicable to issuers listed on the NYSE Amex.

The Compensation Committee consists of John P. O’Shea and Guozhu Xu.  Mr. O’Shea serves as chairman of the Compensation Committee.  The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NYSE Amex.  The Compensation Committee oversees the Company’s policies regarding compensation and benefits, evaluates the performance of the Company’s executive officers, reviews and approves the compensation of the Company’s executive officers, and sets the compensation for members of the Board of Directors.  The Compensation Committee also functions as the Disinterested Committee, as defined in Article III of the 2006 Stock and Stock Option Plan and with the powers set forth in the Plan.  The Compensation Committee met four times during fiscal 2010.

The Nominating and Corporate Governance Committee consists of John P. O’Shea and Howard David Sterling.  Mr. O’Shea serves as chairman of the Nominating and Corporate Governance Committee.  The Board has determined that each of the members of the Nominating and Corporate Governance Committee satisfies the independence requirements of the NYSE Amex.  The Nominating and Corporate Governance Committee makes recommendations to the Board regarding nominees to be submitted to our shareholders for election at each annual meeting of shareholders, selects candidates for consideration by the full Board to fill any vacancies on the Board, and oversees all of our corporate governance matters.  The Nominating and Corporate Governance Committee met four times during fiscal 2010.

Procedure for Nominating or Recommending for Nomination Candidates for Director

The Nominating and Corporate Governance Committee will consider candidates recommended by shareholders. Any shareholder who intends to present a director nomination proposal for consideration at the 2011 Annual Meeting of shareholders and intends to have that proposal included in the proxy statement and related materials for the 2011 Annual Meeting, must deliver a written copy of the proposal to our Company’s principal executive offices no later than the deadline, and in accordance with the notice procedures specified in the applicable requirements of SEC Rule 14a-8.

If a shareholder does not comply with the Rule 14a-8 procedures, the Company would not be required to include the nomination proposal as a proposal in the proxy statement and proxy card mailed to shareholders.  For a shareholder’s nominee to be considered for nomination as a Director, the shareholder should give timely notice of their nomination in writing to the Secretary of our Company.  To be timely, written suggestions for candidates, accompanied by a written consent of the proposed candidate to serve as a director if nominated and elected, a description of his or her qualifications and other relevant biographical information, should be delivered for consideration by the Nominating and Corporate Governance Committee prior to the next Annual Meeting to the Secretary of the Company, 15 Exchange Place, Suite 500, Jersey City, NJ 08302 not less the 10th day following the day on which public announcement of the date of such meeting is first made.  The Nominating and Corporate Governance Committee may request that the shareholder submitting the proposed nominee furnish additional information to determine the eligibility and qualifications of such candidate.

Shareholder Communications

The Board of Directors will not adopt a procedure for shareholders to send communications to the Board of Directors until it has reviewed the merits of several alternative procedures.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its executive officers.  A copy of the Code of Ethics was filed as exhibit 14 to the Current Report on Form 8-K filed on November 30, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2010, except that each of Messrs. O’Shea, Sterling, Min, and Xu failed to file a Form 3 when due.

Item 11.                       Executive Compensation

The following table sets forth all compensation paid by Aoxing Pharma  and its subsidiaries to Zhenjiang Yue for services as Chief Executive Officer during the year ended June 30, 2010 and as Chief Executive Officer and Chief Financial Officer during the years ended June 30, 2009 and 2008.  The table also sets forth the compensation paid by Aoxing Pharma and its subsidiaries to Hui Shao for services as Chief Financial Officer during the year ended June 30, 2010.  There were no other executive officers whose total salary and bonus for the fiscal year ended June 30, 2010 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Zhenjiang Yue	2010	$146,000	--	$39,200	--	-	$185,200
	2009	$50,000	--	$96,000	--	-	$146,000
	2008	$50,000	--	--	--	-	$50,000

Hui Shao	2010	$200,000		$39,200			$239,200
________________________________
(1)	The Company agreed to issue 20,000 shares of common stock to Mr. Yue and Mr Shao respectively for services during the period from January 1, 2010 to December 31, 2012.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Executive Officer and Chief Financial Officer during the year ended June 30, 2010 and those options held by then on June 30, 2010.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Zhenjiang Yue	--	--	--	--	--	--
Hui Shao	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the members of the Board of Directors and the executive officers named in the table above during the year ended June 30, 2010 and held by them unvested at June 30, 2010.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Zhenjiang Yue	20,000	$39,200
Jun Min	--	--
John P. O’Shea	20,000	$38,800
Howard Sterling	20,000	$38,800
Guozhu Xu	20,000	$38,800
Hui Shao	20,000	$39,200

Remuneration of Directors

The members of the Board of Directors of China Aoxing receive remuneration in cash and/or restricted shares of the common stock for the period of their duties as shown below:

Name	Remuneration
Zhenjiang Yue	None
Jun Min	None
John P. O’Shea	$4000 per month & 20,000 shares annually
Howard Sterling	$4000 per month & 20,000 shares annually
Guozhu Xu	4000 RMB per month & 20,000 shares annually

The following table sets forth all compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, for each of the directors for the fiscal year ended June 30, 2010.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)
Zhenjiang Yue
Jun Min
John P. O’Shea	48,000	76,667	(1)		124,667
Howard Sterling	48,000	37,467	(1)		85,467
Guozhu Xu	7,014	37,467	(1)		44,481

(1)	The Company issued 40,000 shares of restricted common stock to Messrs. O’Shea, Sterling and Xu each for services during the period from October 01, 2008 through October 31, 2010

Item 12.                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this report by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock on a fully-diluted basis;

•	Zhenjiang Yue, our Chief Executive Officer, and Hui Shao, our Chief Financial Officer

•	each of our directors; and

•	all directors and executive officers as a group.

There are 46,494,903 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Zhenjiang Yue	4,000,000(2)	8.6%
Jun Min	0(3)	0.0%
John P. O’Shea	264,782	0.6%
Howard Sterling	20,000	0.0%
Guozhu Xu	20,000	0.0%
Hui Shao	70,000	0.1%

All directors and officers as a group (9 persons)	4,405,782	9.5%
American Oriental Bioengineering, Inc. 15 Exchange Place Suite 500 Jersey City, NJ 08302	16,789,203	36.1%
__________________________________

(1)	Unless otherwise indicated, all shares are held of record as of September 28, 2010.

(2)	Includes 1,500,000 shares owned of record by Mr. Yue’s spouse, Cuiying Hao.

(3)	Does not include 16,789,203 shares owned of record by American Oriental Bioengineering, Inc., of which Mr. Min is Vice President and a member of the board of directors.

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

Item 14.                       Principal Accountant Fees and Services

Audit Fees

Paritz & Company, P.A. (“Paritz”) billed $64,500 in connection with the audit of Aoxing Pharma’s financial statements for the year ended June 30, 2010.  Also included are services performed in connection with reviews of the financial statements of Aoxing Pharma and its subsidiaries for the interim quarters of fiscal 2010 as well as those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings for fiscal year 2010.

Paritz billed $64,500 in connection with the audit of the financial statements of Aoxing  Pharma for the year ended June 30, 2009.

Audit-Related Fees

Paritz billed Aoxing Pharma $0 for any Audit-Related fees in fiscal 2010 and $0 in fiscal 2009.

Tax Fees

Paritz billed $0 to Aoxing Pharma in fiscal2010 and $0 in fiscal 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Paritz billed Aoxing Pharma $0 for other services in fiscal 2010 and fiscal 2009.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  All of the services described above were approved by the Board of Directors.

Subcontracted Services

All work on Paritz’ engagement to audit the Company’s financial statements for the year ended June 30, 2010 was performed by full-time permanent employees of Paritz.

Item 15.                       Exhibit List and Financial Statement Schedules

(a) Financial Statements

Report of Independent Registered Accounting Firm

Balance Sheets – June 30, 2010 and 2009

Consolidated Statements of Operations – Years Ended June 30, 2010 and 2009

Consolidated Statement of Changes in Stockholders’ Equity - Years Ended June 30, 2010 and 2009

Consolidated Statements of Cash Flows - Years ended June 30, 2010 and 2009

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a	Certificate of Incorporation, as amended to date – filed herewith.

3-b	By-laws - filed as an exhibit to the Company's Current Report on Form 8-K filed on November 16, 2009 and incorporated herein by reference.

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

14	Code of Ethics of China Aoxing Pharmaceutical Company, Inc. – filed as an exhibit to the Current Report on Form 8-K filed on November 30, 2009 and incorporated herein by reference.
21	Subsidiaries – Ostar Pharmaceutical, Inc.
Hebei Aoxing Pharmaceutical Group Co., Ltd.

31.1	Rule 13a-14(a) Certification – Zhenjiang Yue
31.2	Rule 13a-14(a) Certification – Hui Shao

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aoxing Pharmaceutical Company, Inc.

By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below on October 1, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Zhenjiang Yue
Zhenjiang Yue, Director,
Chief Executive Officer,

/s/ Hui Shao
Hui Shao, Chief Financial Officer

/s/ Guoan Zhang
Guoan Zhang, Chief Accounting Officer

/s/ John O’Shea
John O’Shea, Director

/s/ Howard David Sterling
Howard David Sterling, Director

/s/ Jun Min
Jun Min, Director

/s/ Guozhu Xu
Guozhu Xu, Director