Form 10-Q
period 2010-09-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2010-11-15
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2010

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

Yes  X                    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ____ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer _____ Accelerated filer ____  Non-accelerated filer ____ Smaller reporting company    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____  No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 15, 2010
Common Stock: 46,494,903

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2010	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,450,647	$3,985,710
Accounts receivable, net	2,261,219	1,724,198
Loan receivable	415,545	748,790
Inventory	1,397,839	1,564,975
Deposits with suppliers	486,764	475,042
Prepaid expenses and sundry current assets	485,254	421,391
TOTAL CURRENT ASSETS	8,497,270	8,920,106

LONG - TERM ASSETS
Property and equipment, net of accummulated depreciation	26,460,534	25,569,782
Other intangible assets	1,426,137	1,431,182
Goodwill	19,279,940	19,012,321
Deferred tax assets	3,331,045	3,394,103
TOTAL LONG-TERM ASSETS	50,497,656	49,407,388

TOTAL ASSETS	$58,994,927	$58,327,494

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-Term borrowings	$1,045,072	$293,746
Accounts payable	3,122,749	2,965,514
Current portion of long term debt - other	47,775	46,999
Current portion of long term debt - related parties	96,228	94,760
Accrued expenses and taxes payable and other sundry current liabilities	2,113,302	2,076,555
Loan payable - Bank	8,211,284	8,078,019
TOTAL CURRENT LIABILITIES	14,636,410	13,555,593

LONG-TERM DEBT-- RELATED PARTIES	6,433,532	6,329,118
-- OTHER	2,258,598	2,221,943
WARRANT AND DERIVATIVE LIABILITIES	1,690,817	1,913,534

Common stock, par value $0.001, 100,000,000 shares authorized,
46,494,903 shares issued and outstanding at September 30,2010 and June 30, 2010	46,495	46,495

Additional paid in capital	49,736,600	49,594,553
Accumulated deficit	(16,252,539)	(15,598,600)
Other comprehensive income	735,721	525,555
TOTAL STOCKHOLDERS' EQUITY OF THE COMPANY	34,266,277	34,568,003

NONCONTROLLING INTEREST IN SUBSIDIARIES	(290,707)	(260,697)
TOTAL EQUITY	33,975,570	34,307,306

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,994,927	$58,327,494

See notes to the financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended
	September 30,
	2010	2009

SALES	$1,740,673	$1,446,663
COST OF SALES	827,295	450,143
GROSS PROFIT	913,379	996,520

COSTS AND EXPENSES:
Research and development expense	85,448	113,303
General and administrative expenses	909,057	877,484
Selling expenses	511,821	260,894
Depreciation and amortization	152,044	109,217
TOTAL COSTS AND EXPENSES	1,658,370	1,360,898

LOSS FROM OPERATIONS	(744,991)	(364,378)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(374,781)	(592,084)
Change in fair value of warrant and derivative liabilities	222,717	(2,142,159)
Gain on foreign currency transactions	0	0
Loss on disposal of assets	0	(21,416)
TOTAL OTHER INCOME (EXPENSE)	(152,064)	(2,755,659)

INCOME (LOSS) BEFORE INCOME TAXES	(897,055)	(3,120,037)

Income taxes (credit)	(202,596)	(809,253)
NET INCOME ( LOSS)	(694,459)	(2,310,784)

Net loss attributed to non-controlling interest	(40,519)	(16,175)
INCOME (LOSS) ATTRIBUTABLE TO THE SHAREHOLDERS OF THE COMPANY	(653,939)	(2,294,609)

OTHER COMPREHENSIVE INCOME ( LOSS) :
Foreign currency translation adjustment	220,674	37,678

COMPREHENSIVE INCOME (LOSS)	(433,266)	(2,256,931)

Other comprehensive income attributable to non-controlling interest	10,508	0

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(443,774)	(2,256,931)

BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE	$(0.01)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	46,475,780	43,705,662

See notes to the financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended
	September 30,
	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$(653,939)	$(2,294,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283,679	284,634
Deferred tax assets	(202,596)	(809,253)
Loss on desposal on assets	-	21,416
Non-cash interest expense related to
debentures and warrants	-	44,780
Stock issued for services	142,048	202,227
Change in fair value of warrants and derivative liability	(222,717)	2,142,159
Loss attributable to non-controlling interest	(40,519)	(16,175)
Changes in operating assets and liabilities:
Accounts receivable	(509,708)	(241,022)
Inventories	192,954	(159,213)
Prepaid expenses and sundry current assets	(59,890)	(18,417)
Accounts payable	108,312	115,423
Accrued expenses, taxes and sundry current liabilities	(15,265)	485,074
NET CASH USED IN OPERATING ACTIVITIES	(977,641)	(242,976)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(723,945)	(293,018)
Payments of loan to unrelated parties	345,597	-
Proceeds from sale of assets	-	950,626
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(378,3478)	657,608

FINANCING ACTIVITIES:
Proceeds from bank loan	746,480
Other borrowings	-	(210,257)
Repayment of loans from related party	-	(1,121)
Sale of common stock	-	5,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	746,480	4,788,622

EFFECT OF EXCHANGE RATE ON CASH	74,446	(57,895)

INCREASE (DECREASE) IN CASH	(535,063)	5,145,359
CASH – BEGINNING OF PERIOD	3,985,710	1,271,922
CASH – END OF PERIOD	$3,450,647	6,417,281

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of 33MM RMB AOB loan and accrued interest into common stock	-	4,830,847

See notes to the financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010
(Unaudited)

1      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of June 30, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. These interim financial statements should be read in conjunction with that report.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 filed on October 4, 2010.

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

As of September 30, 2010, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”)，which is organized under the laws of the People’s Republic of China (“PRC”).  As of September 30, 2010 the Company owned 95% of the issued and outstanding common stock of Hebei.

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
.

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

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debentures and warrants.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

For the three months ended September 30, 2010, the Company recognized other income of approximately $222,717 as compared to other loss of $2,142,159 for the three months ended September 30, 2009, relating to recording the changes in fair value of warrant and derivative liabilities.  At September 30, 2010 and 2009 there were approximately $1,690,817 and $5,511,061 of warrant and derivative liabilities, as the related debt instruments were not settled.

The Company’s derivative instruments were valued using the Black-Scholes option pricing model, based on the following historic data and assumptions on September 30, 2010:

Estimated dividends	None
Expected volatility	66.83%
Risk-free interest rate	0.19%
Expected term (years)	0.96

The expected volatility was determined based on the historic quoted market price of the common stock.  Risk free interest rate was determined based on the quoted US treasury rate under the same expected term with each corresponding financial instrument.

3             SHORT-TERM BORROWINGS

Short-term borrowing consists of (a) a non-interest bearing note payable to Shi Jia Zhuang Finance Bureau, and agency of a local government, due three months after the Company is listed on NASDAQ, and (b) a short term note payable to Bo Hai International Trust, bearing interest at 30% per annum and due on March 2, 2011.

	September 30	June 30
	2010	2010

Shi Jia Zhuang Finance Bureau (a)	$298,592	$293,746
Bo Hai International Trust (b)	746,480	0
	$1,045,072	$293,746

4             LOAN PAYABLE - BANK

Loans payable – bank consist of the following:

	September 30	June 30
	2010	2010

Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 5.841%, set to be 10% higher than the interest rate of the China People Bank rate, maturing April 22, 2011	$4,478,882	$4,406,192
Bank Note in the amount of 25 million RMB with China Citic Bank bearing an annual floating rate of 5.841%, set to be 10% higher than the interest rate of the China People Bank rate, maturing May 4, 2011	$3,732,402	$3,671,827
	$8,211,284	$8,087,019

5             LONG-TERM DEBT – OTHER

Long-term debt – other consists of the following:

	September 30	June 30
	2010	2010

Loans payable bearing interest at 10% and 20%per annum and maturing on March and September 2012	$2,258,598	$2,221,943
Loans from unrelated third parties maturing on various dates through August 2011 and bearing interest at an average rate of 10%	47,775	46,999
	$2,306,373	$2,268,942
Less current portion	47,775	46,999
	$2,258,598	$2,221,943

6             LONG-TERM DEBT – RELATED PARTIES

Loan from related parties consists of the following:

	September 30	June 30
	2010	2010

Loans maturing between March and December 31, 2012 bearing interest from 5% to 25% per annum	$6,433,532	$6,329,118
Loans maturing on various dates through August 17, 2011, bearing interest at an average rate of 10%	96,228	94,760
	$6,529,760	$6,423,878
Less current portion	96,228	94,760
	$6,433,532	$6,329,118

7             TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The comparison of income tax expense at the U.S statutory rate of 35% in 2010 and 2009, to the company’s effective tax rate is as follows:

	Three months ended September 30,
	2010	2009

U.S. Statutory rate	$(313,969)	$(1,092,013)
Tax rate difference between China and U.S.	81,038	8,088
Operating loss, 100% valuation allowance	30,335	274,672
Effective tax rate	(202,596)	(809,253)

The provisions for income taxes are summarized as follows:

	Three months ended September 30,
	2010	2009
Current	-	-
Deferred - United States	(30,335)	(274,672)
Deferred - China	(202,596)	(809,253)
Valuation allowance - United States	30,335	274,672
Total	(202,596)	(809,253)

8             CONCENTRATIONS

Sales to two major customers were 26% and 12% for the three months ended September 30, 2010, and 37% and 14% for the three months ended September 30, 2009.

Sales of three major products represented approximately 77%, 5% and 5% of total sales for the three months ended September 30, 2010, and 73%, 15% and 12% of total sales for the three months ended September 30, 2009.

9             SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “Aoxing Pharma believes,” “management believes” and similar language. The forward-looking statements are based on the current expectations of Aoxing Pharma and are subject to certain risks, uncertainties and assumptions, including those set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 under Item 1A:  “Risk Factors.” Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

The new joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers south west of Beijing.  The joint venture will seek GMP approval by the China SFDA for a dedicated manufacturing facility by the end of 2010 and plans to begin manufacturing in 2011.

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

Results of Operations

Revenues for the three months ended September 30, 2010 were $1,740,673, representing a 20% increase over the revenues of $1,446,663 realized during the three months ended September 30, 2009, reflecting the positive impact of our recent expansion of sales team.  Revenues continue to be negatively affected by our need to obtain GMP re-certification for each of our products.  We are currently in the final stage of passing the GMP re-certification of pill formulation production.  So we expect that additional sales from pill based formulation will again contribute to our revenue in 2011.

Cost of sales was $827,295 for three months ended September 30, 2010, which was 84% higher than the $450,143 in costs incurred during the three month ended September 30, 2009.   The gross margin ratio decreased from 69% in the three months ended September 30, 2009 to 52% in the three months ended September 30, 2010.  The primary reason for the decrease in gross margin was higher raw material cost along with increased labor and utility costs.  For these reasons, our gross profit of $913,379 during the three months ended September 30, 2010 was 8% lower than the $996,520 gross profit realized during the three months ended September 30, 2009.

Research and development expenses were $85,448 during the three months ended September 30, 2010, representing a 25% decrease from $113,303 incurred during the three months ended September 30, 2009.  Our R&D expenses will fluctuate from period to period, reflecting the progress of our various development projects.

General and administrative expenses were $909,057 in the three months ended September 30, 2010, or 4% higher than the $877,484 expenses incurred in the three months ended September 30, 2010.  During the three months ended September 30, 2010, stock-based compensation for services was $142,048, which was 30% less than the $202,227 incurred during the three months ended September 30, 2009.

Selling expenses in the amount of $511,821 during the three months ended September 30, 2010 were a 96% increase from the $260,894 spent on selling during the three months ended September 30, 2009.  The increase was primarily due to the recent expansion of our sales and marketing team and product promotion activities.  We expect such expansion activities will continue to the end of calendar year 2010, with the result that selling expenses for fiscal year 2011 will be significantly higher than in fiscal 2010.

Our loss from operations increased to $744,991 during the three months ended September 30, 2010 from $364,378 during the three months ended September 30, 2009.  The 104% increase in the loss was primarily due to the reduced gross margin on our sales and to the expenses resulting from the ongoing expansion of our sales and marketing team and product promotion.

Interest expense was $374,781 for the three months ended September 30, 2010, a 37% decrease from the interest expense of $592,084 for the three months ended September 30, 2009. The reduction of interest expense was due to our recent efforts to replace high yield bonds with lower yield financing.

Primarily due to the decrease in the market price of our common stock during the recent quarter, the fair value of our outstanding warrant and derivative liabilities decreased by $222,717.  The decrease was recorded as other income for the three months ended September 30, 2010.   On the other hand, we reported other loss of $2,142,159 during the three months ended September 30, 2009, caused by the increase in the fair value of outstanding warrant and derivative liabilities in that period. The fair value of these financial derivatives will fluctuate along with volatility of the market price for our common stock.

The operating losses that our Chinese subsidiary is currently incurring provide it a tax benefit, as we expect it will be able to offset the losses against future income.  Our U.S. corporate parent also incurs losses, but we do not expect to realize any tax benefit from those losses.  In addition, we are subject to different income tax rates in the US and China, as well as different rules for the recognition of income for tax purposes.  For these reasons, the income tax credits that we record do not directly correspond to the pre-tax income that we record.  As a result, for the three months ended September 30, 2010,  we recorded an  income tax credit of $202,596 on a pre-tax loss of $897,055, while for the three months ended September 30, 2009, we recorded an income tax credit of $809,253 on a pre-tax loss of $3,120,037.

The Company realized a net loss of $694,459 for the three months ended September 30, 2010.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s income was attributed to the minority interest.  Therefore the net loss for the three months ended September 30, 2010 was $653,939 attributable to the shareholders of Aoxing Pharmaceutical.  In comparison, during the three months ended September 30, 2009, the net loss attributable to the Company’s shareholders was $2,294,609 after deducting income attributable to the 5% minority interest in Hebei Aoxing.

Liquidity and Capital Resources

Our operations during the three months ended September 30, 2010 used $977,641 in cash, as compared to $242,976 used for operations during the three months ended September 30, 2009.  The primary reason for the increased use of cash in the recent quarter was the $509,708 increase in accounts receivable during the quarter, due to sales near the end of the quarter.

Our investing activities used $378,348 in cash during the three months ended September 30, 2010.  We purchased additional property and equipment in the amount of $732,945, although that expenditure was partially offset by $345,597, representing partial repayment of loans we made to unrelated parties.

Our cash flows from financing activities amounted to $746,480 during the three months ended September 30, 2010.  On September 2, 2010, we completed a 6-month loan financing in the total amount of $746,480 (RMB 5 million) to improve our working capital situation.  The short-term loan, which matures on March 2, 2011, is expected to be extended after that date.  In the first quarter of fiscal year 2010, specifically in August 2009, we completed a private placement to a total of fifteen institutional and other accredited investors of 5,263,158 of shares of the Company’s common stock at a purchase price of $0.95 per share, which yielded gross proceeds of $5 million.  We continue seeking additional funding to support our business operation and to further improve our capital structure.   At the present time we have no commitment from any source for additional funds.

As a result of the several debt refinancing during fiscal 2010 and the first quarter of fiscal 2011, our debt service obligations at September 30, 2010 were:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Loans Payable –
Banks	$8,211,284	$8,211,284	$-
Affiliates	9,881,205	1,189,075	8,692,130

TOTAL	$18,092,489	$9,400,359	$8,692,130

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Aoxing Pharmaceutical in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Aoxing Pharmaceutical is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Aoxing Pharmaceutical’s system of disclosure controls and procedures was effective as of September 30, 2010 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Aoxing Pharmaceutical’s first fiscal quarter that has materially affected or is reasonably likely to materially affect China Aoxing’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.     Legal Proceedings.

                 None.

Item 1A.  Risk Factors.

                There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2.    Unregistered Sale of Securities and Use of ProceedsRegistrant

(a) Unregistered sales of equity securities

None.

 (c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2011.

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: November 15, 2010	By: /s/	Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer

Date: November 15, 2010	By: /s/	Guoan Zhang
Guoan Zhang, Chief Financial Officer