Form 10-Q
period 2010-12-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2011-02-14
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Yes   X                    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ____ No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Small reporting company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
February 14, 2010
Common Stock: 46,505,519

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

		Page No
Part I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheet – December 31, 2010 (unaudited) and
	June 30, 2009	2
	Consolidated Statements of Operations and Other Comprehensive
	Income (Loss) – for the Three and Six Months Ended December 31,
	2010 and 2009 (Unaudited)	3
	Consolidated Statements of Cash Flows – for the Six Months
	Ended December 31, 2010 and 2009 (Unaudited)	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16

Part II	Other Information

Item 1.	Legal Proceedings	16
Items 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6.	Exhibits	17
Signatures

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December	June
	2010	2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$2,808,746	$3,985,710
Accounts receivable, net of allowance for doubtful accounts of $3,112,168 and $2,575,177, respectively	2,237,217	1,724,198
Loan receivable	480,029	748,790
Inventory	1,622,431	1,564,975
Deposits with suppliers	459,224	475,042
Prepaid expenses and sundry current assets	605,710	421,391
TOTAL CURRENT ASSETS	8,213,357	8,920,106

LONG - TERM ASSETS
Property and equipment, net of accummulated depreciation	26,856,493	25,569,782
Other intangible assets	1,415,721	1,431,182
Goodwill	19,495,171	19,012,321
Deferred tax assets	3,786,313	3,394,103
TOTAL LONG-TERM ASSETS	51,553,698	49,407,388

TOTAL ASSETS	$59,767,055	$58,327,494

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-Term borrowings	$983,091	$293,746
Accounts payable	3,502,815	2,965,514
Current portion of long term debt - other	102,846	46,999
Current portion of long term debt - related parties	146,865	94,760
Accrued expenses and taxes payable and other sundry current liabilities	2,459,485	2,076,555
Loan payable - Bank	8,318,461	8,078,019
TOTAL CURRENT LIABILITIES	15,513,563	13,555,593

LONG-TERM DEBT-- RELATED PARTIES	6,517,505	6,329,118
-- OTHER	2,272,954	2,221,943
WARRANT AND DERIVATIVE LIABILITIES	796,511	1,913,534

Common stock, par value $0.001, 100,000,000 shares authorized, 46,502,108 and 46,494, 903 shares issued and outstanding at December 31,2010 and June 30, 2010, respectively	46,502	46,495
Additional paid in capital	49,865,766	49,594,553
Accumulated deficit	(16,302,794)	(15,598,600)
Other comprehensive income	1,354,728	525,555
TOTAL STOCKHOLDERS' EQUITY OF THE COMPANY	34,964,202	34,568,003

NONCONTROLLING INTEREST IN SUBSIDIARIES	(297,680)	(260,697)
TOTAL EQUITY	34,666,522	34,307,306

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$59,767,055	$58,327,494

See notes to consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2010	2009	2010	2009

SALES	$1,940,539	$1,556,431	$3,681,212	$3,003,094
COST OF SALES	775,846	540,516	1,603,141	990,659
GROSS PROFIT	1,164,693	1,015,915	2,078,071	2,012,435

COSTS AND EXPENSES:
Research and development expense	191,950	78,761	277,398	192,064
General and administrative expenses	1,247,180	825,503	2,156,236	1,702,987
Selling expenses	362,071	287,404	873,892	548,297
Depreciation and amortization	150,262	109,473	302,306	218,690
TOTAL COSTS AND EXPENSES	1,951,463	1,301,141	3,609,832	2,662,038

LOSS FROM OPERATIONS	(786,770)	(285,226)	(1,531,761)	(649,603)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(385,327)	(451,070)	(760,108)	(1,043,155)
Change in fair value of warrant and derivative liabilities	894,306	4,623,692	1,117,023	2,481,533
Gain on foreign currency transactions	0	241	0	241
Loss on disposal of assets	0	0	0	(21,415)
Forgiveness of debt	0	3,579,085	0	3,579,085
TOTAL OTHER INCOME (EXPENSE)	508,979	7,751,948	356,915	4,996,289

INCOME (LOSS) BEFORE INCOME TAXES	(277,791)	7,466,722	(1,174,846)	4,346,686

Income taxes (credit)	(189,613)	2,020,568	(392,210)	1,211,315
NET INCOME ( LOSS)	(88,178)	5,446,154	(782,636)	3,135,371

Net income attributed to non-controlling interest	(37,923)	163,984	(78,442)	147,808
INCOME (LOSS) ATTRIBUTABLE TO THE SHAREHOLDERS OF THE COMPANY	(50,255)	5,282,170	(704,194)	2,987,563

OTHER COMPREHENSIVE INCOME ( LOSS) :
Foreign currency translation adjustment	649,958	(27,744)	870,632	9,934

COMPREHENSIVE INCOME (LOSS)	$599,703	$5,254,426	$166,438	$2,997,497

Other comprehensive income attributable to non-controlling interest	30,950	0	41,459	0

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$568,753	$5,254,426	$124,979	$2,997,497

BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE	0.01	0.06	0.00	0.03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	46,494,981	91,669,562	46,494,942	89,540,442

See notes to consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	December 31,
	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$(704,194)	$2,987,563
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	576,962	538,657
Deferred tax assets	(392,210)	1,211,315
Loss on desposal on assets	-	21,416
Forgiveness of debt	-	(3,640,718)
Non-cash interest expense related to debentures and warrants	-	89,561
Stock issued for services	252,559	273,454
Change in fair value of warrants and derivative liability	(1,117,023)	(2,481,533)
Minority interest	(78,442)	147,808
Changes in operating assets and liabilities:
Accounts receivable	(469,755)	(189,611)
Inventories	(10,874)	(413,919)
Prepaid expenses and sundry current assets	(134,167)	(187,396)
Accounts payable	449,032	122,885
Accrued expenses, taxes and sundry current liabilities	298,371	922,215
NET CASH USED IN OPERATING ACTIVITIES	(1,329,741)	(598,303)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,044,528)	(420,692)
Loans to unrelated parties	291,049	-
Cash Proceeds from sale of assets	-	950,626
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(753,479)	529,934

FINANCING ACTIVITIES:
Repayment of bank loan	-	(4,270,485)
Short-term borrowings	680,601	-
Other borrowings	39,324	3,753,122
Loans from related party	49,457	715,504
Sale of common stock	-	5,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	769,382	5,198,141

EFFECT OF EXCHANGE RATE ON CASH	136,874	(17,979)

INCREASE (DECREASE) IN CASH	(1,176,964)	5,111,793
CASH – BEGINNING OF YEAR	3,985,710	1,271,922
CASH – END OF PERIOD	$2,808,746	6,383,715

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of 33MM RMB AOB loan and accrued interest into common stock	-	4,830,847
Cash paid for interest	588,227	-
Cash paid for income tax	235,103	-

See notes to consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010
(Unaudited)

1              BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of June 30, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year 2010. These interim financial statements should be read in conjunction with that report.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on October 4, 2010.

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

As of December 31, 2010, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”), which is organized under the laws of the People’s Republic of China (“PRC”).  As of December 31, 2010 the Company owned 95% of the issued and outstanding common stock of Hebei.

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

For the six months ended December 31, 2010, the Company recognized other income of $1,117,023 as compared to other income of $2,481,533 for the six months ended December 31, 2009, relating to recording the changes in fair value of warrant and derivative liabilities.  As of December 31, 2010 and 2009 there were $796,511 and $887,368 of warrant and derivative liabilities, as the related debt instruments were not settled.

The Company’s derivative instruments were valued using the Black-Scholes option pricing model, based on the following historic data and assumptions on December 31, 2010:

Estimated dividends	None
Expected volatility	59.58%
Risk-free interest rate	0.19%
Expected term (years)	0.71

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

3              INVENTORIES

Inventories consist of the following:

	December 31	June 30
	2010	2010

Work in process	$142,110	$119,327
Raw materials	920,799	449,137
Finished goods	559,522	996,511
	$1,622,431	$1,564,975

4             SHORT-TERM BORROWINGS

Short-term borrowing consists of (a) a non-interest bearing note payable to Shi Jia Zhuang Finance Bureau, and agency of a local government, due three months after the Company is listed on NASDAQ, and (b) a short term note payable to Bo Hai International Trust, bearing interest at 30% per annum and due on March 2, 2011.

	December 31	June 30
	2010	2010

Shi Jia Zhuang Finance Bureau (a)	$226,867	$293,746
Bo Hai International Trust (b)	756,224	-
	$983,091	$293,746

5              ACCRUED EXPENSES AND OTHER SUNDRY LIABILITIES

Accrued expenses and taxes consist of the following:

	December 31	June 30
	2010	2010

Accrued salaries and benefits	$375,796	$308,693
Accrued interest	1,303,834	1,073,890
Accrued taxes	268,253	52,637
Other accrued expenses and sundry liabilities	511,602	641,335
	$2,459,485	$2,076,555

6             LOAN PAYABLE - BANK

Loans payable – bank consist of the following:

	December 31	June 30
	2010	2010

Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 5.841%, set to be 10% higher than the interest rate of the China People Bank rate, maturing April 22, 2011	$4,537,342	$4,406,192
Bank Note in the amount of 25 million RMB with China Citic Bank bearing an annual floating rate of 5.841%, set to be 10% higher than the interest rate of the China People Bank rate, maturing May 4, 2011	3,781,119	3,671,827
	$8,318,461	$8,078,019

7             LONG-TERM DEBT – OTHER

Long-term debt – other consists of the following:

	December 31	June 30
	2010	2010

Loans payable bearing interest at 10% and 25% per annum and maturing on March and December 2012	$2,272,954	$2,221,943
Loans from unrelated third parties maturing on various dates through August 2011 and bearing interest at rates ranging from 6%-10%	102,846	46,999
	$2,375,800	$2,268,942
Less current portion	102,846	46,999
	$2,272,954	$2,221,943

8             LONG-TERM DEBT – RELATED PARTIES

Loan from related parties consists of the following:

	December 31	June 30
	2010	2010

Loans maturing on March and December 31, 2012 bearing interest from 5% to 25% per annum	$6,517,505	$6,329,118
Loans maturing on various dates through August 17, 2011, bearing interest at a rate ranging from 7.2%-10%	146,865	94,760
	$6,664,370	$6,423,878
Less current portion	146,865	94,760
	$6,517,505	$6,329,118

9             TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Six months ended December 31,
	2010	2009

U.S. Statutory rate	$(382,012)	$1,521,340
Tax rate differential between China and U.S.	156,883	(295,617)
Change in valuation allowance	(167,081)	(14,408)
Effective tax rate	$(392,210)	$1,211,315

The provisions of income taxes are summarized as follows:

	Six months ended December 31,
	2010	2009

Deferred - United States	67,081
Deferred - China	(392,210)	1,225,723
Change in valuation allowance	(167,081)	(14,408)
Total	(392,210)	1,211,315

10           CONCENTRATIONS

Sales to two major customers were 27% and 14% for the three months ended December 31, 2010, and 29% and 11% for the three months ended December 31, 2009.

Sales of three major products represented approximately 81%, 5% and 5% of total sales for the three months ended December 31, 2010, and 68%, 11% and 9% of total sales for the three months ended December 31, 2009.

Sales to two major customers were 27% and 13% for the six months ended December 31, 2010, and 32% and 12% for the six months ended December 31, 2009.

Sales of three major products represented approximately 79%, 3% and 3% of total sales for the six months ended December 31, 2010, and 70%, 13% and 10% of total sales for the six months ended December 31, 2009.

11           SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events that have occurred through the date these financial statements were issued and has determined that there were no material events that occurred after the date of the balance sheets included in this report.

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

Outline of Our Business

Aoxing Pharmaceutical Company, Inc. (the “Company” or “Aoxing Pharma”) is a Florida incorporated specialty pharmaceutical company with its main operations in China, specializing in research, development, manufacturing and distribution of a variety of narcotics and pain-management products.  Its common stock is currently trading on the NYSE AMEX under the ticker symbol of “AXN”.  Our product line is comprised of prescription and over-the-counter pharmaceutical products.  Our pharmaceutical products have been approved by the Chinese State Food and Drug Administration, or SFDA, based on demonstrated safety and efficacy. We sell our products primarily to hospitals, clinics, pharmacies and retail in most of the provinces of China, including rural areas and major cities.

In April 2010 Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture through affiliated companies focused on research, development, manufacturing and marketing of active pharmaceutical ingredients (“API”) for narcotics and neurological drugs for the China market. The joint venture represents a significant new opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China.

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

The new joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers south west of Beijing.  The joint venture received a manufacturing license in November 2010 and a business license in January 2011 for its first product, Naloxone Hydrochloride.  It plans to begin manufacturing during 2011.

In February 2010, Aoxing Pharma and QRxPharma Ltd. announced a strategic alliance to collaborate in the development of two proprietary narcotic drugs in China and ex-China markets: MoxDuo®IV, an intravenous formulation, as well as MoxDuo®IR, an immediate release capsule presently in pivotal Phase 3 studies in the United States.  Both products are based on QRxPharma’s patented morphine and oxycodone Dual-Opioid™ technology for the acute treatment of moderate to severe pain.  Under the terms of the agreement, Aoxing Pharma will fund the development of MoxDuo®IV and MoxDuo®IR for the China market in exchange for exclusive marketing rights in China.  QRxPharma will retain ownership of both products and may use the clinical work completed by Aoxing Pharma for product registration purposes outside of China.  Extensive clinical studies have demonstrated QRxPharma’s Dual-Opioids™ provide as good or better pain relief than either morphine or oxycodone alone, but with significantly fewer side effects, giving doctors and patients more options in the treatment of moderate to severe pain from the hospital to the home.

Pharmaceutical Market in China: According to IMS health, the global pharmaceutical market in 2011 is expected to be about $880 billion and expected to grow 5-7% in 2011 while the Chinese pharmaceutical market is expected to grow 25-27% in 2011 to more than $50 billion, making it the third largest pharmaceutical market behind the United States and Japan.  The growth in Chinese pharmaceutical market is driven by several factors including improving standards of living and an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System and the increase in government spending on public health care. In January 2009, the Chinese government approved a healthcare reform plan and has budgeted RMB 850 billion, or $124 billion, for a three year program to make medical services and products more affordable and accessible to the whole population.

Narcotics Industry in China: The pharmaceutical market in China is highly fragmented today. We believe there are over 3,000 small enterprises currently engaged in the development, manufacture and sale of pharmaceutical products, and we expect significant consolidation of pharmaceutical business, products and technologies in China in near future.  However, based on recent statistics provided by the China SFDA, there are only 13 pharmaceutical companies designated by the China SFDA as narcotic drug producers in China.

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

Results of Operations

Revenues for the three months ended December 31, 2010 were $1,940,539, representing 24.7% increase over the revenues of $1,556,431 realized during the three months ended December 31, 2009.  For the six months ended December 31, 2010, the revenues were $3,681,212, a 22.6% increase from the revenues of $3,003,094 realized during the six months ended December 31, 2009.  The increase in revenue in the three and six months ended December 31, 2010 reflects the positive impact of our recent sales team expansion.

Cost of sales was $775,846 for the three months ended December 31, 2010, which was 43.5% more than the $540,516 in costs incurred during the three months ended December 31, 2009.  The gross margin ratio was decreased from 65.3% in the three months ended December 2009 to 60% in the three months ended December 2010.  For the six months ended December 31, 2010, our cost of sales was $1,603,141, which was 61.8% more than the $990,659 in costs incurred during the six months ended December 2009.  The gross margin ratio was decreased from 67% in the six months ended December 31, 2009 to 56.5% in the six months ended December 31, 2010.  The main reasons for the increase in cost of sales were increases in raw materials and cost of labor.

Gross profit was $1,164,693 during the three months ended December 31, 2010, 14.6% higher than the same period a year earlier, reflecting the combined effects of higher sales and lower gross margin rate.  During the six months ended December 31, 2010, gross profit was $2,078,071, 3.3% higher than the same period a year earlier.  The small increase reflects higher sales that were negatively impacted by lower gross margin.

Research and development expenses were $191,950 during the three months ended December 31, 2010, representing a 144% increase from $78,761 occurred during the three months ended December 31, 2009.  During the six months ended December 31, 2010, our research and development expenses were $277,398, representing a 44% increase from $192,064 spent during the same period a year earlier.  Our R&D expenses could fluctuate significantly from period to period, reflecting the progress and timing of our various development projects.

General and administrative expenses were $1,247,180 in the three months ended December 31, 2010, 51% higher than $825,503 in the three months ended December 31, 2009.  For the six months ended December 31, 2010, general and administrative expenses were $2,156,236, 27% higher than $1,702,987 incurred during the six months ended December 31, 2009. Bad debt expenses of $457,352 incurred in the three months ended December 31, 2010 is the most significant factor for the increased G&A expenses.  As a result of our periodic review and continuous efforts to collect our accounts receivable, we increased our bad debt reserve on December 31, 2010. We sell our products to both distributors and retailers, and the payment terms range from 30 days to 90 days from invoice date or receipt of goods, whichever is later. We evaluate collectability of our accounts receivable periodically and provide a bad debt reserve based on their aging and the results of our collection action.  As of December 31, 2010, we performed an aging analysis of each customer, and determined that an additional provision for bad debt was needed. The revaluation led us to record a bad debt expense of $457,352 during our second fiscal quarter.  In the corresponding fiscal quarter in 2009, we did not record any bad debt expense.

Selling expenses in the amount of $362,071 incurred during the three months ended December 31, 2010 were 26% higher from $287,404 spent on selling during the three months ended December 31, 2009.  During the six months ended December 31, 2010, selling expenses in the amount of $873,892 were 59.4% higher than $548,297 spent on selling during the same period a year ago. The increase was mainly due to expansion of our sales and marketing personnel, which contributed to higher sales volume.

Our loss from operations for the quarter ended December 31, 2010, increased to $786,770, slightly higher than $744,991 incurred in previous quarter, but 176% higher than $285,226 incurred during the quarter ended December 31, 2009.  For the six months ended December 31, 2010, loss from operations increased 136% to $1,531,761 from $649,603 incurred from the same period a year earlier. The significant increase in the loss was primarily due to bad debt expense, expansion of our sales and marketing team and increase in research and development.

Interest expense was $385,327 for the three months ended December 31, 2010, a 14.6% decrease from the interest expense of $451,070 for the three months ended December 31, 2009. The reduction of interest expense was primarily due to payoff of a convertible debenture in May 2010.

The volatility in the market price of our common stock has a significant impact on the fair valuation of our outstanding warrant liabilities.  During the quarter ended December 31, 2010, this value decreased by $894306, primarily due to a decline in the market price of our common stock.  The decrease was recorded as other income for the three months ended December 31, 2010.   In the three months ended December 31, 2009, decline in the market price of our common stock led to a decline of $4,623,692 in the fair value of outstanding warrants and other derivative liabilities, with a corresponding other income in that amount.

The Company realized a net loss of $88,178 for the three months ended December 31, 2010.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s income was attributed to the minority interest.  Therefore the net loss for the three months ended December 31, 2010 was $50,255 attributable to the shareholders of Aoxing Pharmaceutical.  In comparison, during the three months ended December 31, 2009, there was a net gain to the Company’s shareholders in the amount of $5,282,170, after deducting income attributable to the 5% minority interest in Hebei Aoxing.

During the six months ended December 31, 2010, net loss to the shareholders of Aoxing Pharmaceutical was $704,194, as compared to a net gain of $2,987,563 for the same period a year earlier, excluding the 5% minority interest.  The net gain from the periods in 2009 was primarily due to non-operating income: specifically $2,481,533 in other income attributable to the reduction in the value of outstanding warrants and $3,579,085 in other income attributable to the decision of the Bank of China to forgive that portion of our bank debt.

Liquidity and Capital Resources

Our operations during the six months ended December 31, 2010 used $1,329,741 in cash, as compared to $598,303 used for operations during the six months ended December 31, 2009.  The primary reason for the increased use of cash in the recent quarter was a $469,755 increase in our accounts receivable, and the fact that in the six months ended December 31, 2009 we preserved cash by increasing our accrued expenses by $922,215.

Our investing activities used $753,479 in cash during the six months ended December 31, 2010.  We purchased additional property and equipment in the amount of $1,044,528, although that expenditure was partially offset by the receipt of loan payment in the amount of $291,049.  During the six months ended December 31, 2009 our investing activities provided us $529,934 in cash, as we received the proceeds from sale of a previous manufacturing facility.

Our cash flows from financing activities amounted to $769,382 during the six months ended December 31, 2010.  On September 2, 2010, we completed a 6-month loan financing in the total amount of $756,224 (RMB 5 million) to improve our working capital situation.  The short-term loan, which matures on March 2, 2011, is expected to be extended after that date.  Part of the fund, $75,622 (RMB 0.5 million), was used to reduce the principal of a previous short term loan. Net cash flows from financing in the six months ended December 31, 2009 were $5,198,141, primarily due to the fact that in the first quarter of fiscal year 2010, specifically in August 2009, we completed a private placement to a total of fifteen institutional and other accredited investors of 5,263,158 of shares of the Company’s common stock at a purchase price of $0.95 per share, which yielded gross proceeds of $5 million.  We continue seeking additional funding to support our business operation and to further improve our capital structure.   At the present time we have no commitment from any source for additional funds.

As a result of the several debt refinancing during fiscal 2010 and the first quarter of fiscal 2011, our debt service obligations at December 31, 2010 were:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Loans Payable
- Bank	$8,318,461	$8,318,461	$-	$	$
- Related Party	6,664,370	146,865	6,517,505
- Others	2,375,800	102,846	2,272,954
- Short-term	983,091	983,091
TOTAL	$18,341,722	$9,551,263	$8,790,459	$	$

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Aoxing Pharmaceutical in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Aoxing Pharmaceutical is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Aoxing Pharmaceutical’s system of disclosure controls and procedures was effective as of December 31, 2010 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Aoxing Pharmaceutical’s second fiscal quarter that has materially affected or is reasonably likely to materially affect Aoxing Pharmaceutical’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1. Legal Proceedings

At present, the company is not engaged in or the subject of any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2.   Unregistered Sale of Securities and Use of Proceeds

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: February 14, 2010	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer

Date: February 14, 2010	By: /s/ Bob Ai
Bob Ai, Chief Financial Officer, Chief Accounting Officer