Form 10-Q
period 2011-03-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2011-05-16
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
As of May 16, 2011, the Company had 46,512,491 shares of its common stock issued and outstanding.

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2011

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,117,787	$3,985,710
Accounts receivable, net of allowance for doubtful accounts of	2,473,734	1,724,198
$3,382,900 and $2,575,177, respectively
Loan receivable	483,076	748,790
Inventory	1,972,482	1,564,975
Deposits with suppliers	489,897	475,042
Prepaid expenses and sundry current assets	663,459	421,391
TOTAL CURRENT ASSETS	9,200,435	8,920,106

LONG - TERM ASSETS
Property and equipment, net of accummulated depreciation	26,846,960	25,569,782
Other intangible assets	1,395,492	1,431,182
Goodwill	19,601,196	19,012,321
Deferred tax assets	4,066,317	3,394,103
TOTAL LONG-TERM ASSETS	51,909,965	49,407,388

TOTAL ASSETS	$61,110,400	$58,327,494

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-Term borrowings	$228,307	$293,746
Accounts payable	3,674,917	2,965,514
Loans payable - bank	8,371,258	8,078,019
Current portion of long term debt - other	3,145,549	46,999
Current portion of long term debt - related parties	97,990	94,760
Accrued expenses and taxes payable and other sundry current liabilities	3,002,776	2,076,555
Warrant and derivative liabilities	69,943	1,913,534
TOTAL CURRENT LIABILITIES	18,590,740	15,469,127

LONG-TERM DEBT-- RELATED PARTIES	6,558,871	6,329,118
-- OTHER	1,587,322	2,221,943

Common stock, par value $0.001,	46,513	46,495
100,000,000 shares authorized,
46,512,491 and 46,494, 903 shares issued and outstanding
on March 31,2011 and June 30, 2010, respectively
Additional paid in capital	50,050,796	49,594,553
Accumulated deficit	(16,815,907)	(15,598,600)
Other comprehensive income	1,441,411	525,555
TOTAL STOCKHOLDERS' EQUITY OF THE COMPANY	34,722,813	34,568,003

NONCONTROLLING INTEREST IN SUBSIDIARIES	(349,346)	(260,697)
TOTAL EQUITY	34,373,467	34,307,306

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,110,400	$58,327,494

See Notes to Consolidated Financial Statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

SALES	$1,628,627	$1,561,915	$5,309,839	$4,565,009
COST OF SALES	807,492	374,410	2,410,633	1,365,069
GROSS PROFIT	821,135	1,187,506	2,899,206	3,199,941

COSTS AND EXPENSES:
Research and development expense	70,362	314,069	347,760	506,133
General and administrative expenses	1,364,117	916,912	3,520,353	2,619,899
Selling expenses	354,600	336,939	1,228,492	885,236
Depreciation and amortization	155,960	110,013	458,266	328,703
TOTAL COSTS AND EXPENSES	1,945,039	1,677,932	5,554,871	4,339,970

LOSS FROM OPERATIONS	(1,123,904)	(490,427)	(2,655,665)	(1,140,030)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(451,782)	(502,785)	(1,211,890)	(1,545,940)
Change in fair value of warrant and derivative liabilities	726,567	574,438	1,843,590	3,055,971
Gain on foreign currency transactions	-	(8,274)	-	(8,033)
Loss on disposal of assets	-	-	-	(21,415)
Forgiveness of debt	-	-	-	3,579,085
TOTAL OTHER INCOME (EXPENSE)	274,785	63,379	631,700	5,059,667

INCOME (LOSS) BEFORE INCOME TAXES	(849,119)	(427,048)	(2,023,965)	3,919,637

Income taxes (credit)	(280,004)	(595,870)	(672,214)	615,445
NET INCOME ( LOSS)	(569,115)	168,822	(1,351,751)	3,304,192

Net loss attributed to non-controlling interest	(56,001)	(24,764)	(134,443)	123,044
INCOME (LOSS) ATTRIBUTABLE TO THE SHAREHOLDERS OF THE COMPANY	(513,114)	193,585	(1,217,308)	3,181,148

OTHER COMPREHENSIVE INCOME ( LOSS) :
Foreign currency translation adjustment	91,017	26,426	961,649	36,360

COMPREHENSIVE INCOME (LOSS)	(422,097)	220,011	(255,659)	3,217,508

Other comprehensive income attributable to non-controlling interest	4,334	1,321	45,793	1,818

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(426,431)	$218,690	$(301,452)	$3,215,690

BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE	$(0.01)	$0.00	$(0.03)	$0.07
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	46,505,576	46,348,115	46,498,409	45,288,507
See Notes to Consolidated Financial Statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	March 31,
	2011	2010

OPERATING ACTIVITIES:
Net income (loss)	$(1,217,308)	$3,181,148
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	875,303	878,408
Deferred tax assets	(672,214)	615,445
Loss on desposal on assets	-	21,486
Forgiveness of debt		(3,596,523)
Non-cash interest expense related to
debentures and warrants	-	89,561
Stock issued for services	415,612	468,557
Change in fair value of warrants and derivative liability	(1,843,590)	(3,055,971)
Minority interest	(134,443)	123,044
Changes in operating assets and liabilities:
Accounts receivable	(675,273)	(528,856)
Inventories	(350,696)	(1,017,006)
Prepaid expenses and sundry current assets	(236,548)	(950,790)
Accounts payable	601,753	91,855
Accrued expenses, taxes and sundry current liabilities	723,922	729,641
NET CASH USED IN OPERATING ACTIVITIES	(2,513,482)	(2,950,001)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,136,634)	(1,223,014)
Repayment of loans to unrelated parties	292,896	-
Cash Proceeds from sale of assets	-	950,626
NET CASH USED IN INVESTING ACTIVITIES	(843,738)	(272,388)

FINANCING ACTIVITIES:
Repayment of bank loan	-	(4,271,529)
Short-term borrowings	(76,102)
Other borrowings, net of repayments	2,381,565	3,753,945
Loans from related party	-	698,839
Sale of common stock	-	5,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,305,463	5,181,255

EFFECT OF EXCHANGE RATE ON CASH	183,834	(18,131)

INCREASE (DECREASE) IN CASH	(867,923)	1,940,735
CASH – BEGINNING OF YEAR	3,985,710	1,271,922
CASH – END OF PERIOD	$3,117,787	$3,212,657

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of loan and accrued interest into common stock	$-	$4,830,847
Cash paid for interest	$879,437	$809,921
Cash paid for income taxes	$-	$-

See Notes to Consolidated Financial Statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011
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

As of March 31, 2011, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei Aoxing”), which is organized under the laws of the People’s Republic of China (“PRC”).  As of March 31, 2011 the Company owned 95% of the issued and outstanding common stock of Hebei.

Since 2002, Hebei Aoxing has been engaged in developing narcotics and pain management products, building its facilities and obtaining the requisite licenses from the Chinese Government.  Headquartered in Shijiazhuang City, the pharmaceutical capital of China, outside of Beijing, Hebei Aoxing now has China's largest and the most advanced manufacturing facility for highly regulated narcotic medicines, addressing a very under-served and fast-growing market in China. Its facility is one of the few GMP facilities licensed for manufacturing narcotics medicines. The Company is working closely with the Chinese government and SFDA to assure the strictly regulated availability to medical professionals throughout China of its narcotic drugs and pain medicines.

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

For the nine months ended March 31, 2011, the Company recognized other income of $1,843,590 as compared to other income of $3,055,971 for the nine months ended March 31, 2011, relating to recording the changes in fair value of warrant and derivative liabilities.  As of March 31, 2011 and June 30, 2010 there were $69,943 and $1,913,534 of warrant and derivative liabilities, as the related debt instruments were not settled.

The Company’s derivative instruments were valued using the Black-Scholes option pricing model, based on the following historic data and assumptions on March 31, 2011:

Estimated dividends	None
Expected volatility	49.47%
Risk-free interest rate	0.17%
Expected term (years)	0.46

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

3             INVENTORIES

Inventories consist of the following:

	March 31	June 30
	2011	2010

Work in process	$180,768	$119,327
Raw materials	$1,294,484	$449,137
Finished goods	497,230	996,511
	$1,972,482	$1,564,975

4             SHORT-TERM BORROWINGS

Short-term borrowing consists of a non-interest bearing note payable to Shi Jia Zhuang Finance Bureau, an agency of a local government, due three months after the Company is listed on NASDAQ.

5              ACCRUED EXPENSES AND OTHER SUNDRY LIABILITIES

Accrued expenses and taxes consist of the following:

	March 31	June 30
	2011	2010

Accrued salaries and benefits	$569,604	$308,693
Accrued interest	1,442,162	1,073,890
Accrued taxes	229,697	52,637
Other accrued expenses and sundry liabilities	761,313	641,335
	$3,002,776	$2,076,555

6              LOAN PAYABLE - BANK

Loans payable – bank consist of the following loans that are collateralized by the buildings and land use right of Hebei Aoxing.

	March 31	June 30
	2011	2010

Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 5.841%, set to be 10% higher than the interest rate of the China People Bank rate, maturing April 22, 2011 and renewed in subsequent period that matures on April 15, 2012	$4,566,141	$4,406,192
Bank Note in the amount of 25 million RMB with China Citic Bank bearing an annual floating rate of 5.841%, set to be 10% higher than the interest rate of the China People Bank rate, maturing May 4, 2011 and renewed in subsequent period that matures on April 20, 2012	3,805,117	3,671,827
	$8,371,258	$8,078,019

7             LONG-TERM DEBT – OTHER

Long-term debt – other consists of the following:

	March 31	June 30
	2011	2010
Loans payable bearing interest at rates ranging from 10% to 25.2% per annum and maturing in December 2012, February 2013, and April 2014	$1,587,322	$2,221,943
Loans from unrelated third parties maturing on various dates from August 2011 to March 2012 and bearing interest at rates ranging from 6% to 18%	3,145,549	46,999
	4,732,871	2,268,942
Less current portion	3,145,579	46,999
	$1,587,322	$2,221,943

8             LONG-TERM DEBT – RELATED PARTIES

Loan from related parties consists of the following:

	March 31	June 30
	2011	2010
Loans maturing on December 31, 2012 and April 28, 2014 bearing interest from 10% to 25.2% per annum	$6,558,871	$6,329,118
Loans maturing on August 17, 2011 bearing interest at an average rate of 10%	97,990	94,760
	6,656,861	6,423,878
Less current portion	97,990	94,760
	$6,558,871	$6,329,118

9             TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Nine months ended March 31,
	2011	2010

U.S. Statutory rate	$(708,388)	$1,371,873
Tax rate difference between China and U.S.	268,886	(245,865)
Change in valuation allowance	(232,712)	(510,563)
Effective tax rate	$(672,214)	$615,445

The provisions of income taxes are summarized as follows:

	Nine months ended March 31,
	2011	2010

Deferred - United States	$232,712.0	$510,563.0
Deferred - China	(672,214.0)	615,445.0
Change in valuation allowance	(232,712.0)	(510,563.0)
Total	$(672,214.0)	$615,445.0

10           CONCENTRATIONS

Sales to two major customers were 29% and 15% for the three months ended March 31, 2011, and 15% and 12% for the three months ended March 31, 2010.

Sales of three major products represented approximately 84%, 3% and 3% of total sales for the three months ended March 31, 2011, and 79%, 11% and 3% of total sales for the three months ended March 31, 2010.

Sales to two major customers were 28% and 14% for the nine months ended March 31, 2011, and 26% and 12% for the nine months ended March 31, 2010.

Sales of three major products represented approximately 81%, 6% and 3% of total sales for the nine months ended March 31, 2011, and 74%, 11% and 8% of total sales for the nine months ended March 31, 2010.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Aoxing Pharmaceutical Company, Inc. that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results.  You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report , as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

In February 2010, Aoxing Pharma and QRxPharma Ltd. announced a strategic alliance to collaborate in the development of two proprietary narcotic drugs in China and ex-China markets: MoxDuo®IV, an intravenous formulation, as well as MoxDuo®IR, an immediate release capsule presently in pivotal Phase 3 studies in the United States.  Both products are based on QRxPharma’s patented morphine and oxycodone Dual-Opioid™ technology for the acute treatment of moderate to severe pain.  Under the terms of the agreement, Aoxing Pharma will fund the development of MoxDuo®IV and MoxDuo®IR for the China market in exchange for exclusive marketing rights in China.  QRxPharma will retain ownership of both products and may use the clinical work completed by Aoxing Pharma for product registration purposes outside of China.  Extensive clinical studies have demonstrated that QRxPharma’s Dual-Opioids™ provide as good or better pain relief than either morphine or oxycodone alone, but with significantly fewer side effects, giving doctors and patients more options in the treatment of moderate to severe pain from the hospital to the home.

Pharmaceutical Market in China
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

 Narcotics Industry in China
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

Regulatory and Quality Control
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

Results of Operations

Revenues for the three months ended March 31, 2011 were $1,628,627, representing 4.3% increase over the revenues of $1,561,915 realized during the three months ended March 31, 2010.  The increase is mostly due to foreign exchange conversions.  Revenue in local currency is essentially flat in comparison to the same period a year ago.  During the quarter, the company reduced promotion for certain product lines with unattractive gross margin.  For the nine months ended March 31, 2011, the revenues were $5,309,839, a 16.3% increase from the revenues of $4,565,009 realized during the nine months ended March 31, 2010.  The increase in revenue in nine months ended March 31, 2011 reflects the positive impact of our recent sales team expansion.

Cost of sales was $807,492 for the three months ended March 31, 2011, which was 116 % more than the $374,410 in costs incurred during the three months ended March 31, 2010.  The gross margin ratio was decreased from 76% in the three months ended March 31, 2010 to 50% in the three months ended March 31, 2011.  For the nine months ended March 31, 2011, our cost of sales was $2,410,633, which was 76.6% more than the $1,365,069 in costs incurred during the nine months ended March 31, 2010.  The gross margin ratio was decreased from 70% in the nine months ended March 31, 2010 to 55% in the nine months ended March 31, 2011.  The main reasons for the increase in cost of sales were increases in certain raw materials and cost of labor.

Gross profit was $821,135 during the three months ended March 31, 2011, 31% lower than the same period a year earlier, reflecting lower gross margin rate.  During the nine months ended March 31, 2011, gross profit was $2,899,206, 9% lower than the same period a year earlier.  The decrease reflects higher sales that were negatively impacted by lower gross margin rate.

Research and development expenses were $70,362 during the three months ended March 31, 2011, representing a 78% decrease from $314,069 occurred during the three months ended March 31, 2010.  During the nine months ended March 31, 2011, our research and development expenses were $347,760, representing a 31% decrease from $506,133 spent during the same period a year earlier.  Our R&D expenses could fluctuate significantly from one period to another, reflecting the progress and timing of our various development projects.

General and administrative expenses were $1,364,117 in the three months ended March 31, 2011, 49% higher than $916,912 in the three months ended March 31, 2010.  For the nine months ended March 31, 2011, general and administrative expenses were $3,520,353, 34% higher than $2,619,899 incurred during the nine months ended March 31, 2010. Bad debt expenses of $254,625 and $711,977 incurred in the three months and nine months ended March 31, 2011, respectively, are the most significant factors for the increased G&A expenses.   We sell our products to both distributors and retailers, and the payment terms range from 30 days to 90 days from invoice date or receipt of goods, whichever is later. We evaluate collectability of our accounts receivable periodically and provide a bad debt reserve based on their aging and the results of our collection action.  In the corresponding periods in our fiscal year 2010, we did not record any bad debt expense.

Selling expenses in the amount of $354,600 incurred during the three months ended March 31, 2011 were 5% higher from $336,939 spent on selling during the three months ended March 31, 2010.  During the nine months ended March 31, 2011, selling expenses in the amount of $1,228,492 were 39% higher than $885,236 spent on selling during the same period a year ago. The increase was mainly due to expansion of our sales and marketing personnel.

Our loss from operations for the quarter ended March 31, 2011 increased 129% to $1,123,905, from $490,427 incurred during the quarter ended March 31, 2010.  For the nine months ended March 31, 2011, loss from operations increased 133% to $2,655,666 from $1,140,030 incurred from the same period a year earlier. The significant increase in the loss was primarily due to lower gross margin, bad debt expense, and expansion of our sales and marketing team.

Net interest expense was $451,782 for the three months ended March 31, 2011, a 10 % decrease from net interest expense of $502,785 for the three months ended March 31, 2010.  For the nine months ended March 31, 2011, net interest expense was $1,211,890, a 22% decrease from net interest expense of $1,545,940 for the nine months ended March 31, 2010.  The reduction of interest expense was primarily due to payoff of a convertible debenture in May 2010 and two bank loan interest subsidies (in November and December 2010) by the local government, totaling $269,231 (1.75 mil RMB).

The volatility in the market price of our common stock has a significant impact on the fair valuation of our outstanding warrant liabilities.  During the quarter ended March 31, 2011, this value decreased by $726,567, primarily due to a decline in the market price of our common stock.  The decrease was recorded as other income for the three months ended March 31, 2011.  During the three months ended March 31, 2010, the fair value of outstanding warrants and other derivative liabilities declined $574,438.  During the nine months ended March 31, 2011, the fair value of outstanding warrants and other derivatives liabilities decreased $1,843,590.  In comparison, during the nine months ended March 31, 2010, the fair value decreased $3,055,971.

The Company realized a net loss of $569,115 for the three months ended March 31, 2011.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s income was attributed to the minority interest.  Therefore the net loss for the three months ended March 31, 2011 was $513,114 attributable to the shareholders of Aoxing Pharmaceutical.  In comparison, during the three months ended March 31, 2010, there was a net gain to the Company’s shareholders in the amount of $193,585, after deducting income attributable to the 5% minority interest in Hebei Aoxing.

During the nine months ended March 31, 2011, net loss to the shareholders of Aoxing Pharmaceutical was $1,217,308, as compared to a net gain of $3,181,148 for the same period a year earlier, excluding the 5% minority interest.  The net gain from the periods a year ago was primarily due to non-operating incomes: specifically $3,055,971 in other income attributable to the reduction in the value of outstanding warrants and $3,579,085 in other income attributable to the decision of the Bank of China to forgive that portion of our bank debt.

Liquidity and Capital Resources

Our operations during the nine months ended March 31, 2011 used $2,513,482 in cash, as compared to $2,950,001 used for operations during the nine months ended March 31, 2010.  The primary reason for the increased use of cash during the period is higher costs of certain raw materials, higher employee wages and benefits, and increased selling expenses.

Our investing activities used $843,738 in cash during the nine months ended March 31, 2011.  We purchased additional property and equipment in the amount of $1,136,634, although that expenditure was partially offset by the repayment of a loan in the amount of $292,896.  During the nine months ended March 31, 2010 our investing activities used $272,388 in cash, as we invested $1,223,014 in additional property and equipment.  We also received the proceeds of $950,626 from sale of a previous manufacturing facility.

Our cash flows from financing activities amounted to $2,305,463 during the nine months ended March 31, 2011.  In March 2011, the company borrowed $2,416,572 (15,877,120 RMB) to improve our working capital.  Net cash flows from financing in the nine months ended March 31, 2010 were $5,181,255, primarily due to the fact that in the first quarter of fiscal year 2010, specifically in August 2009, we completed a private placement to a total of fifteen institutional and other accredited investors of 5,263,158 of shares of the Company’s common stock at a purchase price of $1.90 per share, which yielded gross proceeds of $5 million.  We continue seeking additional funding to support our business operation and to further improve our capital structure.   At the present time we have no commitment from any source for additional funds.

As a result of the several debt refinancing during fiscal 2010 and the first three quarters of fiscal 2011, our debt service obligations on March 31, 2011 were:

Contractual Obligations	Total	< 1 Year	1-3 Year	4-5 Years	After 5 Years
- Bank	$8,371,258	$8,371,258	$--	$--	$--
- Related Party	$6,656,861	$97,990	$6,558,871	$--	$--
- Others	$4,732,871	$3,145,549	$1,587,322	$--	$--
- Short-term	$228,307	$228,307	$--	$--	$--
TOTAL	$19,989,297	$11,843,104	$8,146,193	$--	$--

We continue to explore various alternatives in order to secure sources of financing and improve our financial position.  Among the possibilities being considered are new credit facilities, a new equity raise, arrangements to license intellectual property, and a sale of selected property rights.  At the present time we have no commitment from any source for additional funds.  There is no assurance that we ill be able to secure additional financing on acceptable terms or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011.  The term “Disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.    Based on their evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting.

There was no change in internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect Aoxing Pharmaceutical’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2.  Unregistered Sale of Securities and Use of Proceeds

The Company did not (i) sell any unregistered securities or (ii) repurchase any of its equity securities during the most recently completed fiscal quarter of 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

3.1(i)	Articles of Incorporation, as amended to date (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and incorporated by reference herein)
3.1(ii)	By-laws, as amended to date (filed as Exhibit to the Company's Current Report on Form 8-K filed on November 16, 2009 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

AOXING PHARMACEUTICAL COMPANY, INC.

Date: May 16, 2011	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By: /s/ Bob Ai
Bob Ai, Chief Financial Officer
(Principal Accounting and Financial Officer)