Form 10-K
period 2011-06-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2011-09-28
CIK 1060426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of December 31, 2010, the last business day of the second fiscal quarter, was $70,434,825.

As of September 15, 2011 the number of shares outstanding of the Registrant’s common stock was 49,158,955, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Aoxing Pharmaceutical Company, Inc. that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements including those set forth in Item 1A of this report. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

We file reports with the Securities and Exchange Commission (“SEC” or “Commission”). You can read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including our reports.

Our fiscal year ends on June 30, and any references herein to “Fiscal 2011” mean the year ended June 30, 2011, and references to other “Fiscal” years mean the year ending June 30, 2011, of the year indicated.

We obtained statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information. While we believe that the statistical data, industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

PART 1

Item 1.  Business

The Company has one operating subsidiary, Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei Aoxing”), which is organized under the laws of the Peoples Republic of China (“PRC”). Since 2002, Hebei Aoxing has been engaged in developing narcotics and pain management products, building its facilities and obtaining the requisite licenses from the Chinese Government.  Hebei Aoxing has completed the integration of Shijiazhuang Lerentang Pharmaceutical Company, Ltd. (“LRT”), a specialty pharmaceutical company focusing on herbal pain related therapeutics, which was acquired by Hebei Aoxing in May 2008.  The Company owns 95% of the equity in Hebei Aoxing.  The remaining 5% is owned by our Chairman, Zhenjiang Yue, and his family.

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

On April 15, 2008 the Company entered into a Joint Strategic Alliance and Securities Purchase Agreement with American Oriental Bioengineering, Inc. (“AOB”).  The agreement provides that the Company and AOB will cooperate in the development and marketing of several narcotic drugs.  The agreement also provided for the sale to AOB by Aoxing Pharma of 7.5 million shares of its common stock.  As of September 15, 2011, AOB owns approximately 34.2% of the common stock of the Company.

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

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. The joint venture represents a significant new opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China.  Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei Aoxing, the operating subsidiary of Aoxing Pharma, will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. Hebei Aoxing has a 51% stake in the Company, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each company has equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The new joint venture will be located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment is projected to be approximately $15 million during the first five years.

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

In April, 2011, Hebei Aoxing received GMP certification from the Chinese State Food and Drug Administration (SFDA) for the pre-treatment, extraction, tincture, and pill workshops, after a site inspection by SFDA.  The milestone marks the completion of the Lerentang Pharmaceutical Company's manufacturing facility relocation from Shijiazhuang to Xinle City, Hebei Province.

Pharmaceutical Market in China

According to IMS health, the global pharmaceutical market in 2011 is expected to be about $880 billion and expected to grow 5-7% in 2011 while the Chinese pharmaceutical market is expected to grow 25-27% in 2011 to more than $50, making it the third largest pharmaceutical market behind the United States and Japan.  The growth in Chinese pharmaceutical market is driven by several factors including improving standards of living and an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System and the increase in government spending on public health care. In January 2009, the Chinese government approved a healthcare reform plan and has budgeted RMB 850 billion, or $124 billion, for a three year program to make medical services and products more affordable and accessible to the whole population

Narcotics and Pain Management

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

The low levels of consumption of opioid analgesics for the treatment of pain in many countries, in particular in developing countries, continue to be a matter of serious concern.  China entered the “Single Convention on Narcotic Drugs, 1961” in 1985, which resulted in the gradual loosening of government policy toward the control of analgesic supplies.  Before 2000, the average consumption of analgesics in China was less than 1% of the consumption in industrialized countries. There were only six varieties of analgesics available in production.  By 2010, Chinese government had approved the production of 25 varieties of analgesics.  In the near future, patients in China will find 30 varieties and over 80 specifications of different types of analgesics.  Worldwide, there are about 123 varieties of narcotics and pain medicines.

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

Since its inception in 2002, Hebei Aoxing has been focusing on research, development, manufacturing and distribution of a variety of narcotics and pain management pharmaceutical products in China.  Its facility is dedicated to conducting the narcotic drug business with GMP manufacturing capability for drugs in tablet, capsule, injectable, oral solution and granulated formulations.  Over the years, the company has developed a compelling pipeline in narcotics and pain management drugs, including Naloxone, Oxycodone, Tilidine, Codeine Phosphate, Pholcodine, and Buprenorphine.

Marketed Products

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

We have more than 100 products under licensee from Chinese SFDA, but we were not able to sell many of our products during most of our fiscal year 2011, especially those of pill and tincture formulations, due to delay in GMP facility certification from our manufacturing facility relocation.  We have been granted GMP certification for those facilities in April 2011 and have gradually resumed production of on some of the products.  The following is a brief description of some of our main marketed products.

Zhongtongan:  It is a capsule of herbal extraction manufactured under modern GMP standard for the indication of oral and dental pain.  It is currently our main product, accounting for more than 80% our total sales in 2011.

Bismuth Potassium Citrate: An oral solution containing bismuth subcitrate potassium, for the treatment of chronic gastritis and stomachache due to excessive stomach acid.

Xiaopiling: A granule formulation of herbal extraction manufactured under modern GMP standard for the treatment of fatigue from lack of rest.

Naloxone Hydrochloride: An IV formulation for the treatment of opioid over dosage.
Currently Hebei Aoxing is authorize by the SFDA to manufacture Naloxone Hydrochloride injectable in four dosage strengths:  0.4mg (1ml), 1mg (1ml), 2mg (2ml) and 4mg (10ml).

Research and Development

We have an in-house state-of-art facility which allows our multi-discipline team to conduct pharmaceutical research and development.  Our R&D team consists of chemists, biologists, pharmacologists and other technical experts.  It works on multiple projects, ranging from early stage discovery to advanced clinical studies.   Our team is capable of performing chemical synthesis, analytic analysis, pharmacology, toxicology as well as other technical tasks related to pharmaceutical industry.  During our fiscal year 2011, we directly invested $929,598 in R&D efforts.  Our R&D expenditures during fiscal 2010 and 2009 were $1,540,744 and $722,567, respectively.  In addition, we rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

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

It is estimated that there are at least 50 million operation procedures performed in Chinese hospital and clinical centers every year, and 50% of these procedures require acute post-operative pain treatment. In addition, there are estimated to be over 2.2 million newly diagnosed cancer patients every year, and 60% of them are unable to receive necessary pain management under the current treatment paradigm. According to the New England Journal of Medicine, cancer has become the No. 1 cause of death, contributing to 20% of adult deaths in China.

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

The Phase III clinical study was a multi-center, randomized, double-blind and active-control study which covers two pivotal trials: (1) a trial of 200 patients with post-operative pain for the indication of acute moderate to severe pain; and (2) a trial of 120 patients with cancer pain for the indication of chronic moderate to severe pain. The study was conducted at 9 metropolitan hospitals in China. The primary endpoints used to evaluate the efficacy were the sum of pain score differences, measured by Pain Intensity Difference (PID). The Company plans to submit the New Drug Application (NDA) for the final production clearance to the China SFDA when we gather all the materials required.

Codeine Phosphate Compound Oral Solution under Clinical Development: In June 2007, Hebei Aoxing received formal approval from the SFDA for the clinical study of Codeine Phosphate Compound Medicine for cold and flu treatment.  While Codeine Phosphate is widely used and considered effective in cold and flu treatment in Western countries, it just became available in China in 2006.  To the best of our knowledge, Hebei Aoxing is one of only two domestic drug makers developing this medicine in China.  The China SFDA is currently reviewing the NDA submitted by the Company.

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

Based on Chinese government data, drug abuse and addiction has become a serious social problem and the situation has been getting worse over the last two decades.  As of December 2010 there were 1.17 million registered drug addicts in China.  However, the real population of drug addicts is estimated to be about 10 times of the registered number in the country.  The Chinese government has taken comprehensive measures to address the problem, including centralized compulsory treatment camp, community clinics, psychological consulting and pharmacological therapies.  In 2009 approximately 200,000 individuals received compulsory drug addiction treatment at over 80 centralized treatment centers and other centers managed by the Chinese government.   The direct cost of illegal heroin purchase in China was estimated at $4 billion USD, and the overall monetary cost in connection with illegal drug purchase in China was estimated at $63 billion USD in 2010.

Tongjingshule Capsules for Primary Dysmenorrha: In May 2009 the Company acquired all rights to Tong Jin Shu Le (“TJSL”), a novel drug at Phase II development stage to treat primary dysmenorrhea (“”PD”), or menstrual pain, in adult women.  TJSL is a capsule form of selected herbal medicines that we have recently completed Phase III clinical development under the protocol approved by the China SFDA.

The Phase II trial provided positive results of safety and efficacy among 240 patients with primary dysmenorrheal during the 12-week, multi-center, randomized, double-blind and placebo-controlled trial.

The current Phase III clinical study is a 12-week, multi-center, randomized, double-blind and active-controlled study to evaluate the safety and efficacy of TJSL Capsules among 440 patients with primary dysmenorrheal.  Subjects between 18 and 35 years old are actively being enrolled at six leading university teaching hospitals in metropolitan areas of China.  Subjects receive TJSL Capsules or active control, three times a day for ten days, starting one week prior to each menstrual cycle or period. The primary endpoints used to evaluate efficacy is the sum of pain score differences, measured by visual analogue scale (“VAS”), as well as symptom improvement during menstruation over three menstrual cycles.  This is a non-inferiority registration trial to the controlled arm, which was pre-approved by the China SFDA.  We are in the process of analyzing the Phase III trial data and will submit NDA when all necessary materials are compiled for the filing.

The prevalence rates of PD among women are from 60 to 90 percent. The market size of healthcare product to address menstrual pain is estimated at $3 billion per year in China.

Employees

The Company currently has approximately 400 employees. There are 74 employees in administrative and management, 17 employees in the R&D department, 21 employees in QA/QC, 129 employees in the production, and 142 employees in sales and marketing.    Our Company has been expanding our direct sales and marketing force from approximately 30 employees as of April 2010 in order to provide additional direct sales force for new product launch and existing product detailing.

Most of our employees are members of a local worker’s union.  We consider our employee relations to be good.

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

We booked our first product revenues in late 2006, and only reached a modest level of sales for the year ended June 30, 2011, mainly derived from a few products approved by the China SFDA.  We expect that these products will continue to account for a majority of our sales in the near future. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

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

The China SFDA and Department of Health may impose new regulations concerning the research and development, manufacture, storage, transportation and sale of prescriptionnarcotics. Such regulations may include new labeling requirements, the development and implementation of formal risk minimization action plans, restrictions on prescription and sale of these products.  The Chinese government and its agencies could require companies to formulate risk evaluation and mitigation strategies to ensure a drug’s benefits outweigh its risks.  In addition, the government and its agencies have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. In either case, any such new regulations or requirements may be difficult and expensive for us to comply with, may delay our introduction of new products, may adversely affect our net sales and may have a material adverse effect on our business, results of operations and financial condition.

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

We may incur significant costs to ensure compliance with SEC and Stock Exchange corporate governance and accounting requirements.

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

In addition, Chinese accounting rules and American rules differ in many material respects.  Since Chinese law requires us to use Chinese accounting rules for our operations in China and keep accounts in RMB, there may be discrepancies on the conversion to American standards and dollar.

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

None.

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

The headquarters of Hebei Aoxing currently cover 29.6 acres of the 49.4 leased by Hebei Aoxing.  The land lease expires in 2053.  On that land, the Company has located a building complex that offers an aggregate of 32,268 m2 in floor space (approximately 347,330 square feet).  The complex includes office facilities, research facilities, 13,000 square meters (approximately 139,931 square feet) of factory space, and a five story residential facility for employees.

The Company’s technology center is the 4600 square meters (approximately 49,514 square feet) Aoxing Special Medicine Research Center. The Research Center is equipped with advanced pharmaceutical research facilities, including  troche testing equipment, capsule testing equipment, injection testing equipment, composition testing equipment, chemical analysis equipment, and Chinese traditional medicine extraction testing equipment. The Center is equipped to conduct the research and pilot experimental production of new medicines. The central laboratory of the Research Center includes a precision instrument room, normal instrument room, heating chamber laboratory, chemical reagent room, bacteria inspection room, culture room, specimen room, and observation room. The facility is capable of conducting the entire quality-control supervision and inspection process of raw material, supplementary materials, crude and finished product. The employee training center located in the Research Center has advanced teaching facilities, and is capable of long-distance training and education.  The Company has also established close relationships with the National Institute on Drug Dependence of Beijing University.

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

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock has been listed for trading on the NYSE Amex under the symbol “AXN” since April 14, 2010.  Prior to that date, the common stock was quoted on the OTC Bulletin Board under the trading symbol “CAXG.”   Set forth below are the high and low close prices for each quarter in our past two fiscal years.  For the periods when the stock was listed on the OTC Bulletin Board, the reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

On March 29, 2010 we implemented a 1-for-2 reverse split of our outstanding common stock.  All references to share prices, numbers of outstanding shares, and any per share calculations in this Report have been adjusted to reflect the 1-for-2 reverse split.

Quarter Ending	High	Low

September 30, 2010	$ 3.59	$ 2.22
December 31, 2010	$ 3.15	$ 2.40
March 31, 2011	$ 2.80	$ 1.47
June 30, 2011	$ 2.67	$ 0.83

September 30, 2009	$ 3.70	$ 2.20
December 31, 2009	$ 2.78	$ 1.88
March 31, 2010	$ 2.20	$ 1.68
June 30, 2010	$ 4.16	$ 1.65

Holders

Our shareholders list contains the names of 453 registered stockholders of record of the Company’s common stock as of September 15, 2011.

Dividends

The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business in the foreseeable future.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

Issuer Purchases of Equity Securities

The Company did not make any stock repurchases during the last quarter of 2011.

Recent Sales of Unregistered Securities

On June 26, 2011, Aoxing Pharmaceutical Company, Inc. (the “Company”) entered into a Debt Conversion Agreement (the “Agreement”) with certain holders of its promissory notes (the “Notes”) (collectively, the “Holders”), in which the Holders, including Mr. Zhenjiang Yue, Chairman of the Board and Chief Executive Officer of the Company, agreed to convert the aggregate outstanding principal and accrued and unpaid interest they hold under the Notes, totaling approximately USD$6.57 million, into shares of common stock of the Company at the conversion price of $2.70 per share. On June 24, 2011, the closing price for the Company’s securities as reported on the NYSE Amex was $1.40 per share. As a result of this conversion, the Holders will receive a total of 2,432,296 shares of common stock of the Company. The terms of this conversion transaction were reviewed and approved unanimously by our Board of Directors.

Upon consummation of the debt conversion and the issuance of certificates representing the shares of common stock issuable to the Holders by reason of the debt conversion, the Company’s obligations under the Notes will be satisfied in full.  The Company agreed to include the shares of common stock issued to the Holders under the debt conversion, if and to the extent such shares of common stock are not eligible for resale under SEC Rule 144, in the Company’s future registration statement relating to an offering for its own account or the account of others.  Each party to the debt conversion agreement made representations and warranties to the other customary in documents of this nature.

The shares of common stock of the Company issuable upon debt conversion were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The agreement executed in connection with the debt conversion contain representations to support, among other things, the Company’s reasonable belief that the Holders had access to information concerning the Company’s operations and financial condition, the Holders acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Holders are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act).  At the time of their issuance, the securities will be deemed to be restricted securities for purposes of the Securities Act, and the certificates representing the securities shall bear legends to that effect.  The securities may not be resold or offered in the United States without registration or an exemption from registration.

Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.	220,000	$2.05	1,755,000	(1)
Equity compensation plans not approved by security holders	0	--	--
Total	220,000	--	1,755,000
_________________________

(1)
In 2006 the Board of Directors adopted the 2006 Stock and Stock Option Plan.  The Plan authorizes the Board to issue up to 1,000,000 common shares (500,000 shares after the 2-for-1 reverse split in March 2010).  The shares may be awarded to employees or directors of Aoxing Pharmaceutical Company or its subsidiaries as well as to consultants to those entities.  The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares.  On June 28, 2011, shareholders voted to increase the number of shares issuable to 2, 000,000 shares.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our combined and consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The discussion in this section contains forward-looking statements that involve risks and uncertainties. As a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report, our actual future results may be materially different from what we expect.

We are a specialized pharmaceutical company focusing on research, development, manufacturing and marketing of a broad range of narcotics, pain management, and addiction treatment pharmaceutical products. Our broad product line is comprised of prescription and over-the-counter pharmaceutical products.  Our pharmaceutical products have been approved by the Chinese State Food and Drug Administration, or SFDA, based on demonstrated safety and efficacy. We sell our products primarily to hospitals, clinics, pharmacies and retail in most of the provinces of China, including rural areas and major cities.  More importantly, we are dedicated to bringing the new generation of narcotics and pain medicines into the Chinese market and we have invested significantly in developing our core pipeline products and advancing them into clinical stages.

Results of Operations-Comparison of the year ended June 30, 2011 and 2010

Factors Influencing Pharmaceutical Market in China in 2011

Since the beginning of 2011, the bidding system of the market reform of pharmaceutical products in China has an adverse impact on the general pricing of those drugs that won the bidding to be included on the Essential Drug List.  At similar time, raw materials, including those that were used to make certain products, especially the herbal medicines, have experienced inflation. In some instances, the inflation is very significant.  In the most severe cases, the combined effect of pricing pressure and rising cost of raw materials made it non-profitable for certain products.

Revenue

Revenues for the year ended June 30, 2011 were $6,651,048, representing an 8.8% increase from the revenues of $6,115,774 that we realized during the fiscal year ended June 30, 2010.   The increase in revenue is due to increased product sales of 5.8% and foreign currency translation changes contributed 2.8% to sales growth.  We increased our selling efforts from July 2010 and adjusted our marketing strategy, which had a positive effect on our sales.   However, there had been a very significant increase in the price of raw materials such that some of our products that have won the bidding to be included in the government’s Essential Drug List had become non-profitable.  We therefore stopped promotional efforts on these product lines with unattractive gross margin, which had an adverse impact on our total sales.  During 2011, these products accounted for only 6.8% of our total sales.

Cost of Goods Sold

Cost of goods sold was $3,327,723 for the year ended June 30, 2011, which was 42% higher than the $2,341,195 in costs incurred during the year ended June 30, 2010.   The gross margin ratio was decreased from 61.7% to 50%.  Rising cost of raw materials mentioned above is the primary reason for the decrease in gross margin.  Increased cost of labor also had a negative impact on gross margin.

Gross Profit

Gross profit was $3,323,325 for the year ended June 30, 2011, 12% lower than the gross profit of $3,774,579 from previous year, reflecting the combined effects of higher sales and lower gross margin ratio.

Research & Development Expenses
Research and development expenses were $929,598 for the year ended on June 30, 2011, representing a 40% decline from $1,540,744 that incurred from previous year.  Our R&D expenses could fluctuate significantly from period to period, reflecting the progress and timing of our various drug development projects.

General and Administrative Expenses

Our General and administrative expenses consist primarily of employee compensation and benefits payable to your general management, finance and administrative staff, professional and legal fees, and bad debt expenses.  In the year ended June 30, 2011, our general and administrative expenses were $4,787,346, 982,374 or 25.8% higher than $3,804,972 incurred from previous year.  Among the significant contributors to the increase in general and administrative expense were the following:

•
In fiscal year 2011 we incurred cash compensation expenses of $902,425 in our subsidiary in China, which is 74.8% higher than $516,258 incurred in fiscal year 2010.  There was significant wage inflation across the country during 2011.  A strong RMB also contributed to the increase, by 2.8%.  The Company increased wages for many employees accordingly, in order for us to attract and retain talented employees.

•
Bad debt expenses.  We perform accounts receivable aging analysis of each customer periodically. As a result of our periodic review and continuous efforts to collect our accounts receivable, we had charges of bad debt expense of $917,958 and $216,440 for the year ended June 30, 2011 and 2010, respectively. We sell our products to both distributors and retailers, and the payment terms range from 30 days to 90 days from invoice date or receipt of goods, whichever is late. We evaluate collectability of our accounts receivable periodically and provide a bad debt reserve based on their aging and the results of our collection action.

Selling Expense

Selling expenses in the amount of $1,603,114 were 17% higher than $1,367,997 spent on selling during the previous fiscal year.  The increase was mainly due to expansion of our sales and marketing personnel, which contributed positively to our selling expenses, while decreasing promotion on certain products with unattractive gross margin has the opposite effect.

Depreciation and amortization expense decreased 7.8% from $645,004 in fiscal year 2010 to $594,720 in fiscal 2011.  The main reason for the decrease is that we sold the remaining fixed assets after Lerentang relocation during the fiscal year 2010.  There was no depreciation expense associated with those assets in 2011.

As a result of these expenses and reduction of gross profit, our loss from operations increased 28% from $3,584,138 incurred in fiscal year 2010 to $4,591,453 in fiscal 2011.  The significant increase in the loss was primarily due to lower gross profit, higher general and administrative expenses, and higher selling expenses.  Less spending on R&D had a positive impact on loss.

Interest expense was $1,744,735 for fiscal year 2011, 28% lower than the interest expense of $2,427,675 incurred in fiscal 2010.  The reduction of interest expense was primarily due to repayment and conversion of a convertible debenture in May 2010.

The volatility in the market price of our common stock has a significant impact on the fair valuation of our outstanding warrant liabilities.  During the fiscal year ended June 30, 2011, this value decreased by $1,912,373, primarily due to a decline in the market price of our common stock.  The decrease was recorded as other income for the year.   In the previous fiscal year ended on June 30, 2010, decline in the market price of our common stock led to a decline of $1,455,368 in the fair value of outstanding warrants and other derivative liabilities, with a corresponding other income in that amount.

Taxes and Effect of Expiration of Net Operating Loss Carrryforward

The Company’s Chinese subsidiaries are governed by income tax laws of the PRC concerning private-run enterprises, which are generally subject to taxes at a statutory rate of 25% on income reported in the statutory financial statements prepared in accordance with PRC GAAP after appropriate tax adjustments. Operating loss can be carryforwarded for five years in China and twenty years in the U.S.

During the year ended June 30, 2011, the Company concluded that it was more likely than not that approximately $7 million operating loss carryforward in China would not be realized, due to the expiration of net operating loss.  The write-off of the operating loss carryforward resulted in a non-cash tax expenses that contributed to tax expenses of $779,286 for the year ended June 30, 2011, compared to a tax benefit of $63,058 for the year ended June 30, 2010.  (Please see note 13 for more details.)

The Company realized a net loss of $5,203,101 for the fiscal year ended June 30, 2011.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s income was attributed to the minority interest.  Therefore the net loss for the fiscal year attributable to the shareholders of Aoxing Pharmaceutical was $4,926,772.  In comparison, during the fiscal year ended June 30, 2010, there was a forgiveness of $3,648,616 debt by Bank of China that we recorded as other income, which helped reduce the net loss to $844,771.  After deducting income (loss) attributable to the 5% minority interest in Hebei Aoxing, net loss attributable to shareholders of Aoxing Pharmaceutical was $832,159.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

During fiscal year 2011, the changes in Company’s liquidity and capital resources are mixed.  On the negative side, cash and cash equivalent position has decreased by $1,214,966.  On the positive side, a debt-to-equity conversion at the end of the fiscal year helped reducing the company’s total debt service obligation by $2,766,511.

 Our cash balance on June 30, 2011 was $2,770,744, compared to $3,985,710 on June 30, 2010.   The decrease reflected the combined effects of cash use in operating activities ($2,673,141), capital expenditure ($1,373,156), net borrowing, and repayment of loans to unrelated parties.

Working capital deficit on June 30, 2011 was $7,257,567, which is $2,622,080 more than the working capital deficit of $4,635,487 on June 30, 2010.  Decrease in current assets, mostly due to a lower cash position, contributed $1,541,911 to the increase in the deficit.  Increase in current liabilities contributed $1,080,169 to the deficit.  Two main contributors to the increase in current liabilities are higher accrued expenses and other current liabilities ($622,881) and higher bank loan balance ($430,644) entirely due to foreign currency translation of the same amount of loan in RMB, which appreciated about 5.3% from June 30, 2010 to June 30, 2011.

Long term debt has declined by $3,023,013 from $8,551,061 on June 30, 2010 to $5,528,048 on June 30, 2011, primarily due to the debt to equity conversion.  On June 26, 2011, the Company reached an agreement with six debt holders, including our Chairman and CEO, Mr. Zhenjiang Yue, to convert certain outstanding debts and accrued interest totaling $6,567,200 into shares of the Company’s common stock at $2.70 per share.

Our total debt service obligation, listed below, was $14,298, 074 on June 30, 2011, $2,766,511 less than the $17,064,585 debt service obligation on June 30, 2010.  The decrease in total debts is significantly greater than the decrease either in current assets ($1,541,911) or in cash level (1,214,966).

Our operations during the year ended June 30, 2011 used $2,673,141 in cash, compared to $3,978,718 cash consumed during the year ended June 30, 2010.  This change primarily reflected less use of cash for research and development, a more favorable change in inventory levels in comparison to the year ended June 30, 2010.

Our ongoing expansion of operations led us to improve our manufacturing facility by acquiring new machinery and equipment for $1,373,156 during the year ended June 30, 2011.  In the previous year, capital expenditure was $1,996,018.  Our capital expenditure will fluctuate significantly from one year to another, depending on the need and timing of manufacturing facility expansion or improvements.

As a result of the several debt refinancing and the debt-to-equity conversion mentioned above during fiscal 2011, our debt service obligations on June 30, 2011 were:

		Less than					After 5
Contractual Obligations	Total	1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Years
Short term Borrowing	$232,055	$232,055
Banks	8,508,663	8,508,663
Affiliates	3,702,003	5,793	$1,286,219	$2,180,142	$229,849
Others	1,855,353	23,515			1,831,838
TOTAL	$14,298,074	$8,770,026	$1,286,219	$2,180,142	$2,061,687

On June 30, 2011, we had cash of $2.77 million in our bank accounts.  In April 2011, we obtained GMP certification for tincture and pill formulation facilities and have resumed production for some products that we were not able to manufacture before.  For our next fiscal year, we anticipate our cash flow from operations to improve, due to more products available for sale.  Presently, the Company does not anticipate large capital expenditure projects in the next 12 months.  As a result, the Company will be able to operate at much lower cash burn rates, if needed, without major impact on its operations. The Company does anticipate that its current cash position will be insufficient to support the Company's operations at current capacity for the next 12 month period and, therefore, will need to seek additional financing of its operations.  The Company may also want to seek financing to fund expansion of our operations, extend our reach to broader markets, or to acquire additional entities.  We may rely on bank borrowing as well as capital raises.  We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which may result in significant dilution to our current investors.  Other options considered include issuance of convertible debt, a new bridge loan, and arrangement to out-license intellectual property.  We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2011 and 2010, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were:

•
the determination, described in Note 2 to our Consolidated Financial Statements, to record an allowance for doubtful accounts in the amount of $543,697 and $2,575,177 for the year ended June 30, 2011 and 2010, respectively.  The determination was based on our review of the credit history of the relevant customers and the results of our collection efforts.

•
The calculation, described in Notes 2 and 11 to the Financial Statements, of the implicit value of our outstanding warrants and derivative liabilities.  The determination was based on comparison with market-valued derivative instruments.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2011.

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

Item 8.  Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

Page
F-1	Report of Independent Registered Public Accounting Firm.

F-2	Consolidated Balance Sheets as of June 30, 2011 and 2010.

F-3	Consolidated Statements of Operations and Other Comprehensive Loss for the Fiscal Years Ended June 30, 2011 and 2010.

F-4	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended June 30, 2011 and 2010.

F-5	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2011 and 2010.

F-6 to F-21	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Aoxing Pharmaceutical Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aoxing Pharmaceutical Co., Inc. and subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aoxing Pharmaceutical Co., Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
September 27, 2011

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash	$2,770,744	$3,985,710
Accounts receivable, net of allowance for doubtful accounts of
$543,697 and $2,575,177, respectively	2,008,024	1,723,198
Inventory	1,469,417	1,564,975
Prepaid expenses and other current assets	1,130,010	1,646,223
TOTAL CURRENT ASSETS	7,378,195	8,920,106

LONG-TERM ASSETS:
Property and equipment, net of accummulated depreciation	26,669,156	25,569,782
Deferred income tax	2,614,817	3,394,103
Goodwill	19,916,128	19,012,321
Other intangible assets	1,388,704	1,431,182
Investment in joint venture	521,541	-
TOTAL LONG-TERM ASSETS	51,110,346	49,407,388

TOTAL ASSETS	$58,488,541	$58,327,494

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$232,055	$293,746
Accounts payable	2,659,727	2,458,941
Loan payable - bank	8,508,663	8,078,019
Current portion of loan payable - related parties	5,793	94,760
Current portion of loan payable - other	23,515	46,999
Accrued expenses and other current liabilities	3,206,009	2,583,128
TOTAL CURRENT LIABILITIES	14,635,762	13,555,593

LONG-TERM LIABILITIES:
Loan payable - related parties	3,696,210	6,329,118
- others	1,831,838	2,221,943
Warrant and derivative liabilities	1,161	1,913,534
TOTAL LONG-TERM LIABILITIES	5,529,209	10,464,595

Common stock, par value $0.001, 100,000,000 shares authorized,
49,158,955 and 46,494, 903 shares issued and outstanding
on June 30, 2011 and 2010, respectively	49,159	46,495
Additional paid in capital	57,382,109	49,594,553
Accumulated deficit	(20,525,372)	(15,598,600)
Other comprehensive income	1,885,531	525,555
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	38,791,427	34,568,003

NONCONTROLLING INTEREST IN SUBSIDIARIES	(467,857)	(260,697)
TOTAL EQUITY	38,323,570	34,307,306

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,488,541	$58,327,494

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the Years Ended June 30,
	2011	2010

SALES	$6,651,048	$6,115,774
COST OF SALES	3,327,723	2,341,195
GROSS PROFIT	3,323,325	3,774,579

OPERATING EXPENSES:
Research and development expense	929,598	1,540,744
General and administrative expenses	4,787,346	3,804,972
Selling expenses	1,603,114	1,367,997
Depreciation and amortization	594,720	645,004
TOTAL OPERATING EXPENSES	7,914,778	7,358,717

LOSS FROM OPERATIONS	(4,591,453)	(3,584,138)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(1,744,735)	(2,427,675)
Change in fair value of warrant and derivative liabilities	1,912,373	1,455,368
Forgiveness of debt	-	3,648,616
TOTAL OTHER INCOME (EXPENSE)	167,638	2,676,309

LOSS BEFORE INCOME TAXES	(4,423,815)	(907,829)

Income taxes (credit)	779,286	(63,058)
NET LOSS	(5,203,101)	(844,771)

Net loss attributed to non-controlling interest in subsidiaries	(276,329)	(12,612)
LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF THE COMPANY	(4,926,772)	(832,159)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,429,145	59,240

COMPREHENSIVE LOSS	(3,497,627)	(772,919)

Other comprehensive income attributable to non-controlling interest	69,169	2,696

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(3,566,796)	$(775,615)

BASIC AND DILUTED LOSSES PER COMMON SHARE	$(0.11)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	46,578,400	45,581,724

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	COMMON		PREFERRED		ADDITIONAL		OTHER	TOTAL SHAREHOLDERS'	NON
	STOCK		STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	EQUITY	CONTROLLING	TOTAL
	SHARES	VALUE	SHARES	VALUE	CAPITAL	DEFICIT	INCOME	OF THE COMPANY	INTEREST	EQUITY
BALANCE - JUNE 30, 2009	41,414,000	$41,414	-	$-	$39,146,000	$(14,766,441)	$469,011	$24,889,984	$(250,781)	$24,639,203
Common stock issued for private placement	2,631,579	2,632			4,997,368			5,000,000		5,000,000
Common stock issued for conversion of debt	1,789,203	1,789			4,829,058			4,830,847		4,830,847
Common stock issued for services	660,000	660			622,127			622,787		622,787
Translation adjustments							56,544	56,544	2,696	59,240
Net loss						(832,159)		(832,159)	(12,612)	(844,771)
Reverse split adjustments	121							-		-
BALANCE - JUNE 30, 2010	46,494,903	$46,495	-	$-	$49,594,553	$(15,598,600)	$525,555	$34,568,003	$(260,697)	$34,307,306
Common stock issued for conversion of debt	2,432,296	2,432			6,564,767			6,567,199		6,567,199
Common stock issued for services	231,756	232			1,222,789			1,223,021		1,223,021
Translation adjustments							1,359,976	1,359,976	69,169	1,429,145
Net loss						(4,926,772)		(4,926,772)	(276,329)	(5,203,101)
BALANCE - JUNE 30, 2011	49,158,955	$49,159	-	$-	$57,382,109	$(20,525,372)	$1,885,531	$38,791,427	$(467,857)	$38,323,570

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2011	2010

OPERATING ACTIVITIES:
Net income (loss)	$(4,926,772)	$(832,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,151,833	1,122,123
Deferred income tax	779,286	(63,058)
Loss on disposal of property and equipment	41,837	36,317
Inventory markdown	53,987	177,987
Bad debts	917,959	216,879
Forgiveness of debt	-	(3,648,616)
Non-cash interest expense related to
debentures and warrants	-	104,487
Common stock issued for services	1,207,261	622,127
Change in fair value of warrants and derivative liability	(1,912,373)	(1,455,368)
Net income attributable to non-controlling interests	(276,329)	(12,612)
Changes in operating assets and liabilities:
Accounts receivable	(1,105,898)	(875,224)
Inventories	120,344	(1,026,653)
Prepaid expenses and other current assets	(64,412)	(325,038)
Accounts payable	67,885	137,262
Accrued expenses and other current liabilities	1,272,251	1,842,828
NET CASH USED IN OPERATING ACTIVITIES	(2,673,141)	(3,978,718)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,373,156)	(1,996,018)
Repayment from (Loans to) unrelated parties	651,525	(748,790)
Cash proceeds from sale of assets	6,122	954,675
NET CASH USED IN INVESTING ACTIVITIES	(715,509)	(1,790,133)

FINANCING ACTIVITIES:
Proceeds from bank loans	-	8,078,019
Payment of bank loans	-	(4,288,782)
Short-term borrowings	(75,339)	-
Other borrowings, net of repayments	1,947,823	376,340
Loans from related party	111,502	422,603
Repayment of convertible notes	-	(1,173,000)
Sale of common stock	-	5,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,983,986	8,415,180

EFFECT OF EXCHANGE RATE ON CASH	189,698	67,459

INCREASE (DECREASE) IN CASH	(1,214,966)	2,713,788
CASH – BEGINNING OF YEAR	3,985,710	1,271,922
CASH – END OF PERIOD	$2,770,744	$3,985,710

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,285,864	$984,786
Cash paid for income taxes	-	-

Non-cash financing activities:
Conversion of notes and accrued interest into common stock	$6,567,200	$4,830,847
Assets transferred to joint venture, classified as investment	560,471	-

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

1                BUSINESS DESCRIPTION

Aoxing Pharmaceutical Co., Inc. (“the Company” or “Aoxing Pharma”) is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotics and pain-management products. In March 2010, the Company changed to its current name from “China Aoxing Pharmaceutical Co., Inc.”

As of June 30, 2011, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”), which is organized under the laws of the People’s Republic of China (“PRC”).  As of June 30, 2011, the Company owned 95% of the issued and outstanding common stock of Hebei.

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

Investment in Joint Venture (“JV”)

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc (‘JM”) entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients for narcotics and neurological drugs for the China market. The joint venture represents a significant new opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China.  Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei will contribute capital, fixed assets and related active pharmaceutical ingredients manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. (“API”).  Hebei has a 51% stake in the Company, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of JM) holds 49%. Each company has equal representation on the board of directors that will oversee a management team responsible for corporate strategies and operations.  The new joint venture will be located on the Hebei campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment is projected to be approximately $15 million during the first five years, which will be shared between the equity shareholders of the joint venture. On December 10, 2010, the joint venture obtained business license from the City Industry & Commercial Administrative Bureau.

On April 19, 2011, in connection with establishment of the joint venture, Hebei  contributed a parcel of land in the area of 14,766 square meters located at its Hebei campus to the JV. The land use rights’ book value is approximately $616,368 (RMB 3,984,203) with accumulated amortization of $65,112 (RMB 420,884). The land’s appraisal value is $520,830 (RMB 3,366,648) at the contribution. On June 10, 2011, Hebei Aoxing again contributed machinery and equipment with net book value of approximately $9,282 (RMB 60,000) to the JV. The appraisal value is $9,078 (RMB 58,680).

The Company accounts for its investment in the Joint Venture under the equity method of accounting.

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

Certain amounts included in the 2010 financial statement have been reclassified to conform to the 2011 financial statement presentation.

Use of estimates in the preparation of financial statements

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, the recoverability of the carrying amount and estimated useful lives of long-lived assets, allowance for accounts receivable, realizable values for inventories, valuation allowance of deferred tax assets, purchase price allocation of its acquisitions and share-based compensation expenses. Management makes these estimates using the best information available at the time the estimates are made; however, actual results when ultimately realized could differ from those estimates.

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

Accounts Receivable

Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified.   The balances of allowance for doubtful accounts are $543,697 and $2,575,177 at June 30, 2011 and 2010 respectively. The Company recorded bad debt expense of $917,959 and $216,879 for the years ended June 30, 2011 and 2010, respectively.

Inventories

Inventories are stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company recorded $53,987 and $177,987 inventory markdown allowance for the year ended June 30, 2011 and 2010, respectively.

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

Other Intangible Assets

Other intangibles including product rights, which are recorded at fair value and assigned an estimated useful life, are amortized primarily on a straight-line basis over their estimated useful lives ranging from 10 to 15 years. When events or circumstances warrant a review, the Company will assess recoverability from future operations of acquired intangibles using pretax undiscounted cash flows derived from the lowest appropriate asset groupings. Impairments are recognized in operating results to the extent that carrying value of the intangible asset exceeds its fair value,

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of net assets of business acquired.  Goodwill is not being amortized, but is evaluated for impairment on at least an annual basis.

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. The agreements with customers do not contain any rights of return other than for goods that fail to meet the specifications provided by the customer or other quality problems. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns is provided.

Research and Development

Research and development is charged to expense as incurred.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

The Company’s financial instruments primarily consist of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, notes payables and related party advances and borrowings.

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

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debentures and warrants (see Note 10).  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the years ended June 30, 2011 and 2010, the Company recognized other income of $1,912,373 and $1,455,368, respectively, relating to recording the warrant and derivative liabilities at fair value.  At June 30, 2011 and 2010 there were $1,161 and $1,913,534 of warrant and derivative liabilities.

The Company’s derivative instruments were valued using the black-scholes option pricing model, using the following assumptions during the year ended June 30, 2011:

	For the Year Ended
	June 30,
	2011	2010

Estimated dividends:	None	None
Expected volatility:	70.97%	55.5%
Risk-free interest rate:	0.03%	0.31%
Expected term (years):	0.21	1.21

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

Statement of cash flows

In accordance with the provisions of Accounting Standards Codification on “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

“Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The related ASC provision has an immaterial effect on the Company’s financial statements, as the Company consists of one reportable business segment.  All revenue is from customers in the PRC.  The majority of the Company’s assets are located in the PRC.

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

3                 INVENTORIES

Inventories consist of the following:

	June 30,
	2011	2010
Work in process	$159,388	$119,327
Raw materials	1,017,658	449,137
Finished goods	292,371	996,511
	$1,469,417	$1,564,975

4                PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	June 30,
	2011	2010	LIFE
Right to use land	$7,737,592	$7,931,146	40 years
Building and building improvements	12,938,104	12,283,275	39 years
Machinery and equipment	3,359,469	3,061,075	5-8 years
Furniture and office equipment	513,023	505,045	5-8 years
Automobiles	485,572	460,996	3-5 years
Construction in progress	4,844,574	3,616,378
	29,878,334	27,857,915
Accumulated depreciation and amortization	3,209,178	2,288,133
	$26,669,156	$25,569,782

5                 EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company account for its investment in API (see Note 1), under the equity method of accounting.

Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

June 30,
2011

Current assets	$126,458
Noncurrent assets	627,660
Current liabilities	$150,379
Noncurrent liabilities	-
Equity	$603,738

Since the joint venture was formed in April 2011, there have been no activities other than the initial contribution of assets through June 30, 2011

6                SHORT-TERM BORROWING

Short-term borrowing is a non-interest bearing unsecured note payable to a local government, due on demand.

7                 LOAN PAYABLE - BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	June 30,
	2011	2010
Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 7.572%, set to be 20% higher than the interest rate of the China People Bank rate, initially made on April 29, 2010 for one year and renewed on April 15, 2011 for one year maturing on April 15, 2012	$4,641,089	$4,406,192
Bank Note in the amount of 25 million RMB with China Citic Bank bearing an annual floating rate of 6.941%, set to be 10% higher than the interest rate of the China People Bank rate, initially made on May 5, 2010 for one year and renewed on April 20, 2011 for one year maturing on April 20, 2012	3,867,574	3,671,827
	$8,508,663	$8,078,019

Bank Loan Restructuring

In October 2009, the Company reached a restructuring agreement with Eastern Asset Management Company “(“EAMC”), a nationwide investment company based in China, which acquired the ownership of the Company’s bank loan from Bank of China.  Prior to the restructuring, the outstanding balance of the debt was $7,911,560 (or 54,092,916 RMB), including $6,101,203 (or 41,715,142 RMB) of principal and $1,748,724 (or 11,961,278 RMB) of accrued interest.  Under the restructuring agreement, the Company received forgiveness from EAMC in the amount of $3,648,616 (or 24,892,316 RMB), including $1,830,361 (or 12,514,542 RMB) of principal and $1,748,724 (or 12,377,774 RMB) of accrued interest. The total outstanding balance of the debt was reduced to $4,270,842 (approximately 29,200,600 RMB) as of October 1, 2009. The Company completely retired this debt on October 1, 2009 with the proceeds of a RMB 32,000,000 bridge loan, most of which had been paid off as of June 30, 2011.

8                LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 17.9% per annum.  Loans will mature as following:

Date	Amount
Within one year	$23,515
1 - 2 years	-
2 - 3 years	-
3 - 4 years	1,831,838
Total	1,855,353
Less current portion	(23,515)
$1,831,838

9                LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers and other related parties, bearing interest at an average rate of 15.13% per annum. Loans will mature as follows:

Date	Amount
Within one year	$5,793
1 - 2 years	1,286,219
2 - 3 years	2,180,142
3 - 4 years	229,849
Total	3,702,003
Less current portion	(5,793)
$3,696,210

10              ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	June 30,
	2011	2010
Accrued salaries and benefits	$555,617	$308,694
Accrued interest	745,866	1,073,890
Accrued taxes	316,229	52,637
Deposit payable	505,977	358,839
Due to employee	44,532	57,213
Other accrued expenses and current liabilities	1,037,788	731,855
	$3,206,009	$2,583,128

11              STOCK OPTION

During the year ended June 30, 2010, the Company issued a total of 300,000 options to an employee.

During the year ended June 30, 2011, the Company issued a total of 220,000 options to management and employees.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award.

The key assumptions for the Black-Scholes valuation method include the expected life of the option, stock price volatility, a risk-free interest rate, and dividend yield. Many of these assumptions are judgmental and highly sensitive. Following is a table of the key assumptions used in the valuation calculations for the options granted:

For the year ended
	June 30, 2010	June 30, 2011
Estimated dividends	None	None
Expected volatility	62.62%	49.28%-53.05%
Risk-free interest rate	1.54%-2.77%	2.24%-2.38%
Expected term (years)	3-5	4-5

The expected volatility was determined based on the historic quoted market price of the common stock over the last 6 months.  Risk free interest rate was determined based on the quoted US treasury rate under the same expected term with each corresponding financial instrument.

A summary of option activity as of June 30, 2011 and 2010, and changes during the years then ended is as following:

			Weighted-avg.	Aggregate
		Weighted-avg.	remaining	intrinsic
	Shares	Exercise Price	Term (yr.)	Value
On June 30, 2009	-	$-		$-
Granted:	300,000	$1.96	3.50	336,769
Exercised:	-
Forfeited:	-
On June 30, 2010	300,000	$1.96	3.50	$336,769
Granted:	220,000	$2.05	5	211,419
Exercised:	-
Forfeited:	(300,000)			(336,769)
On June 30, 2011	220,000	$2.00	3.11	$211,419

Options issued during the year ended June 30, 2010 and 2011 were fully vested as of June 30, 2011.

12              WARRANTS

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

The following table summarizes the information relating to the revised exercise price and the number of shares that a warrant-holder may purchase in connection with the sales of convertible debentures referred to above.  The following table is illustrated based on the share account post 1:2 reverse split which took place in March 2010:

	Original Exercise Price	Revised Exercise Price	Original Number of Outstanding	Revised Number of Outstanding	Weighted Average Remaining Contractual Life (Years)
				June 30,
				2011
Series A	$5.0000	$3.1442	529,000	841,231	0.21
Series B	7.0000	4.0404	529,000	916,493	0.21
Series C	9.0000	4.9366	529,000	964,429	0.21
Series D	11.000	5.8328	529,000	997,634	0.21
Placement Agent	4.0000	4.0000	211,600	211,600	0.21
				3,931,387

13              STOCKHOLDERS’ EQUITY

Reverse Stock Split

Effective on March 19, 2010, the Company implemented a one-for-two reverse split of its outstanding common stock.  All references in these financial statements to quantities of common stock or per share values have been adjusted to reflect the retroactive effect of the two-for-one reverse stock split.

Issuance of Common Stock

On August 6, 2009, the Company closed a private placement with a total of fifteen institutional and other accredited investors of 2,631,579 of shares of the Company’s common stock at a purchase price of $1.90 per share, for gross proceeds of $5 million.

On August 27, 2009, the Company issued 1,789,203 shares of common stock by exercising its option to pay the note from American Oriental Bioengineering, Inc. (“AOB”) and accrued interest in the total amount of 33 million RMB, or $4,830,847. As of June 30, 2011, AOB owns 16,789,203 shares, or 34.2% of the Company’s common stock.

On January 13, 2010, the Company issued 600,000 shares of restricted common stock, valued at 1.96 per share, to award the management and employees of the Company for their future services.  The fair value of the shares is amortized over the next three years.

On April 2, 2011, the Company issued 200,000 shares of restricted common stock, valued at $2.20 per share, to award eight employees working in our research and development department for services rendered by them during the year ended June 30, 2011.

On April 10, 2010, the Company issued 60,000 shares of restricted common stock to three of the Company’s independent directors for the services rendered by them from November 2009 to October 2010.

On June 26, 2011, the Company issued 2,432,296 shares of common stock for the conversion of long-term debt and accrued interest of $6,567,200 (RMB 42,449,723), held by a group of related and third-party holders, into common equity. The shares are valued at $2.70 per share.

During the year ended June 30, 2011, the Company issued 31,756 shares of common stock to an independent director John O’shea for services rendered. Those shares were valued using the stock price at granted date. Total value of the compensation is $62,667.

14              TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Year Ended June 30,
	2011	2010
Tax at U.S. Statutory rate	$(1,548,335)	$(317,740)
Tax rate difference between China and U.S.	474,729	25,224
Change in Valuation Allowance	(113,217)	229,458
Net operating loss expired	1,819,209	-
Stock and option compensation	146,900	-
Effective tax rate	$779,286	$(63,058)

The provisions of income taxes (credit) are summarized as follows:

	Year Ended June 30,
	2011	2010
Current	$-	$-
Deferred - U.S.	113,217	(229,458)
Deferred - China	779,286	(63,058)
Valuation allowance - U.S.	(113,217)	229,458
Total	$779,286	$(63,058)

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of June 30, 2011 and 2010 are as follows:

	Year Ended June 30,
	2011	2010
Net operating loss carryforward - China	$1,838,049	$2,786,398
Net operating loss carryforward - US	1,043,874	1,157,091
Allowance for doubtful accounts	736,422	506,932
Others	40,346	100,773
	3,658,691	4,551,194
Less valuation allowance	(1,043,874)	(1,157,091)
Deferred tax assets	$2,614,817	$3,394,103

15              CONCENTRATIONS

Sales to three major customers were 26%, 22% and 11% of total sales for the year ended June 30, 2011.  Sales to two major customers were 31% and 11% for the year ended June 30, 2010.

Sales of one major product represented approximately 82% of total sales for the year ended June 30, 2011.  Sales of three major products represented approximately 73%, 9% and 6% of total sales for the year ended June 30, 2010.

Three major customers accounted for 18%, 14% and 12% of outstanding accounts receivable as of June 30, 2011.  Four major customers accounted for 14%, 12%, 11% and 11% of outstanding accounts receivable as of June 30, 2010.

16              VULNERABILITY DUE TO OPERATIONS IN PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

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

17              SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events that have occurred through the date of issuance of these financial statements and has determined that there was no material event that occurred after the date of the balance sheets included in this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to provide reasonable assurance that information required by Aoxing Pharma in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Aoxing Pharma is required to disclose in the reports it files with the Commission is accumulated and communicated to our Certifying Officers as appropriate to allow timely decisions regarding required disclosure.

From July 2010 to June 2011, the Company conducted three self-assessments of our internal control procedures and found no material weakness.  Based on the results of these self-assessments, our principal executive officer and principal financial officer concluded that Aoxing Pharma’s system of disclosure controls and procedures was effective as of June 30, 2011 for the purposes described in this paragraph.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.
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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified no material weaknesses in our internal control over financial reporting.  Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were effective as of June 30, 2011.

Because we are a smaller reporting company, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.   Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following individuals are the members of Aoxing Pharma’s Board of Directors and/or its executive officers as of September 15, 2011.

Name	Age	Position
Zhenjiang Yue	52	Chairman of the Board, Chief Executive Officer

Min Jun	52	Director

John P. O’Shea	54	Director

Howard Sterling	69	Director

Guozhu Xu	65	Director

Bob Ai (1)	47	Chief Financial Officer

Yunlan Tang	65	Chief Engineer

Guoan Zhang	41	Senior Vice President of Finance

Qianli Hua (2)	32	Vice Present of Research & Development

___________________________
(1)	Appointed to the current position by the Board of Directors in February 2011.
(2)	Appointed to the current position in December 2010.

Board of Directors

Our Board oversees our business affairs and monitors the performance of our management.  Each director and executive officer holds office until his successor is duly elected and qualified, his resignation or he is removed in the manner provided by our Bylaws.  All officers are appointed and serve at the discretion of the Board. All of our officers devote their full-time attention to our business.

Biographical Information of Directors and Executive Officers

Biographical information with respect to the Company’s current executive officers and directors is provided below.

Zhenjiang Yue. In 2000, after securing the approval of the Hebei Provincial Government, Mr. Yue established the Hebei Aoxing Group. Since 2000, Mr. Yue has been employed as the President and General Manager of Hebei Aoxing Pharmaceutical Co. Ltd. Prior to organizing Hebei Aoxing, Mr. Yue was engaged in senior management of a number of private enterprises, including a carpet factory, a precast metal factory, the Hebei Brewery Plant, and China Aoxing Food & Brewery Co. Ltd (all in the PRC). Mr. Yue’s day to day leadership, as Chief Executive Officer of the Company, provides him with intimate knowledge of our operations.

Jun Min was one of the founders of American Oriental Bioengineering Company (NYSE: AOB), which is the largest shareholder of Aoxing. Mr. Min has served as Vice President and a member of Board of Directors of AOB since 2002. Mr. Min has over 20 years of experience in operations management, and has an extensive knowledge of the consumer and pharmaceutical products industries in China. Mr. Min earned a Bachelor’s Degree with a concentration in Business Management from the Harbin Broadcast & Television University in 1986, and an Executive Master’s in Business Administration degree from Preston University in 2005. Mr. Min brings his extensive experience in operations management in China to the Board and the Company.

John P. O'Shea is the Chairman of European American Equities, Inc. and a co-founding member and director of the Global Alliance Partners (“GAP”). In 2009, Mr. O’Shea served as Executive Vice President and Head of the Westminster Securities Division at Hudson Securities, Inc. Prior to its acquisition by Hudson Securities, Mr. O’Shea was the Chairman and CEO of Westminster Securities Corporation, which was a NYSE member firm. Mr. O’Shea is a non-executive director for two companies in the energy industry: BlueRock Energy Holdings Inc. and AllGreen Energy Pte. Limited. Mr. O’Shea holds Bachelor’s and Master’s degrees in Economics from the University of Cincinnati. Mr. O’Shea brings his extensive corporate finance, investment banking and capital market expertise to the Board of the Company.

Howard David Sterling brings to the Board over 40 years of experience in the financing of healthcare and other high-tech enterprises. Mr. Sterling was formerly Managing Director at Hudson Securities, Inc. From 2006 until April 2008, Mr. Sterling was employed as Managing Director of National Securities Corporation, specializing in the healthcare industry. From 2005 to 2006 Mr. Sterling was employed in a similar position by Carter Securities. From 2003 until 2005 Mr. Sterling was employed as Managing Director of the Laurus Funds, where he arranged in excess of $50 million in financings for emerging growth companies. He holds a Bachelor’s of Science degree in Economics from Columbia University with honors (1962) and an LLB, magna cum laude, from Harvard Law School in 1965.  Mr. Sterling provides legal and related insights to the Board and its committees.

Dr. Guozhu Xu has, since 1990, been employed as Director of the China National Drug Dependence Institute at Beijing University, with responsibility for clinical management. Until recently, Dr. Xu served as a Committee Member of the Center for Drug Evaluation at the China State Food and Drug Administration (“SFDA”). In that role, Dr. Xu was the primary investigator for over seventy clinical programs in pain management, representing over 80% of new pain management drugs approved by the SFDA. Dr. Xu is an associate director of China Drug Abuse Prevention magazine and has published over 100 articles regarding drug research and development. Dr Xu received his medical degree from Beijing Medical University in 1970. Dr. Xu brings his technical, industry and operational expertise to the Board.

Bob Ai was appointed to the office of Chief Financial Officer in February 2011. Bob Ai has over 10 years' experience on Wall Street and an additional 15 years' experience in scientific research and academia. Most recently, from 2007 to 2011, Mr. Ai was a Principal in Merlin Nexus, a private equity firm that invests in life sciences companies, where his responsibilities included analysis and evaluation of investment decisions.  From 2006 to 2007, Mr. Ai served as Vice President for Wall Street Access, a broker-dealer, where he was responsible for industry research.  From 2004 to 2005, Mr. Ai was employed as a Senior Equity Analyst by Bennett Lawrence, an asset management firm.  From 2001 to 2004, Mr. Ai was employed as an Analyst at Merlin Biomed, also an asset management firm.  Prior to entering the financial sector, Mr. Ai was engaged for seven years as a research associate and post-doctoral research scholar at the University of Pennsylvania. Mr. Ai was awarded an MBA from Penn State University in 2001 and a PhD in Molecular and Cell Biology by Penn State University in 1992. Mr. Ai brings a combination of experience in the areas of capital raising, investor relations, financial management and analysis, and business strategy as well as technical expertise to the Board and the Company.

Yunlan Tang was appointed to the Chief Engineer of Aoxing Pharma in 2007. She has served as the General Manager of Hebei Aoxing since 2002. Prior to joining the Company, Ms. Tang was Senior Engineer of Technology and Quality at Northern China Pharmaceutical Company from 1968 and 1980. Ms. Tang brings over 30 years of experience in project management, new drug development, quality control and operation of pharmaceutical business. She received a degree in Chemical Engineering at Beijing University of Chemical Engineering in 1968. Yunlan Tang brings project management, new drug development, quality control and operation of pharmaceutical business expertise to the Board.

Qianli Hua was appointed Vice President of Research & Development in December 2010, overseeing new product development, registration, and external collaborations.  He joined Hebei Aoxing in 2004 and has played various roles in research and development. He is a key innovator for the two Chinese patents granted to Hebei Aoxing (naloxone sublingual film and midazolam oral membrane).  He graduated from Hebei University of Science and Technology in 2002.

Guoan Zhang was appointed to the Office of Senior Vice President of Finance in June 2010. Mr. Zhang has served as the Chief Accounting Officer of the Company since March 2010.  From November 1, 2010 through February 1, 2011, Guoan Zhang also served as interim Chief Financial Officer of the Company.   Prior to the appointment of Mr. Zhang as the Company’s Chief Accounting Officer, Mr. Zhang was the Senior Director of Financial Operation of the Company between January 2009 and February 2010. Mr Zhang was Vice General Manager of Finance of LRT between 2007 and 2008. Mr Zhang graduated from Helongjiang School of Business and he is a Certified Public Accountant in China.

There are no material proceedings to which any director, executive officer or affiliate of the Company, any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any associate of any such director, executive officer, affiliate or security holder is a party adverse to the Company or has a material interest adverse to the Company. There are no family relationships between any of the Company’s executive officers or directors and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director. There were no material changes to the procedures by which shareholders may recommend nominees to the Board since the Company’s last disclosure of such policies.

No director or officer of the Company has, during the last 10 years, been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors), or been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

Board Committees

Our Board has three committees: Audit Committee, Compensation Committee, and the Nominating and Governance Committee.  The membership and responsibilities of these current committees are summarized below.

Below are the current committee memberships and other information about the Board committees. The membership of each of the standing committees of the Board is comprised solely of independent directors, as described below.

Name	Board of Directors	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Zhenjiang Yue	**
Jun Min	*
John P. O’Shea	*		**	**
Howard David Sterling (1)	*	**		*
Guozhu Xu	*	*	*
Meetings in 2010	4	2		1

*	Designates membership.
**	Designates chairmanship or acting chairmanship.
(1)	Audit Committee financial expert.

Audit Committee

Howard David Sterling currently serves as Chairman of the Audit Committee. The Board has determined that Howard David Sterling is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K under the Securities Act and is “independent” as defined under applicable rules and regulations. Guozhu Xu is the other member of the Audit Committee. The Board has determined that each of the members of the Audit Committee satisfies the independence requirements of the AMEX.

The purposes of the Audit Committee are to assist the Board in its general oversight of Aoxing’s financial reporting, internal controls and audit functions.  As described in the Audit Committee Charter, the Audit Committee’s primary responsibilities are to oversee on behalf of the Board:

·   the Company’s accounting financial reporting processes and the integrity of its financial statements;
·   the audits of the Company’s financial statements and the appointment, compensation, qualification, independence and performance of the Company’s independent auditors;
·   the Company’s compliance with legal and regulatory requirement; and
·   the performance of the Company’s internal audit function and internal control over financial reporting.

Compensation Committee

           John P. O’Shea serves as Chairman of the Compensation Committee.  Guozhu Xu is the other member of this Committee. The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NYSE Amex.   The purpose of the Compensation Committee is to assist the Board in determining the compensation of the Chief Executive Officer and make recommendations to the Board with respect to the compensation of the Chief Financial Officer, other executive officers of the Company and the independent directors.  In furtherance of this purpose, the Compensation Committee has the following authority and responsibilities:

           ·  annually review the Company’s corporate goals and objectives relevant to the CEO’s compensation;
           ·  evaluate the CEO’s performance in light of such goals and objectives; and, either as a Compensation Committee or, together with the other independent directors (as directed by the Board), determine and approve the CEO’s compensation level based on this evaluation; annually review and make recommendations to the Board with respect to non-CEO executive officer and independent director compensation to assist the Board in making the final determination as to non-CEO executive officer and independent director compensation;

           ·  establish measurements that will ensure that the Company’s compensation program is effective in attracting and retaining key employees, reinforce business strategies and objectives for enhanced stockholder value, and administer the compensation program in a fair and equitable manner consistent with established policies and guidelines;

           ·  make recommendations to the Board with respect to the Company’s incentive-compensation plans and equity-based plans that are subject to the Board’s approval;

           ·  make recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans; approve any stock option award or any other type of award as may be required for complying with any tax, securities, or other regulatory requirement, or otherwise determined to be appropriate or desirable by the Compensation Committee or Board;

           ·  review and assess the adequacy of this charter annually; review and approve the compensation disclosure and analysis prepared by the Company’s management, as required to be included in the Company’s proxy statement or annual report on Form 10-K filed with the SEC;

           ·  produce a Compensation Committee report on executive officer compensation as required by the SEC to be included in the Company’s proxy statement or annual report on Form 10-K filed with the SEC.

The CEO of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation.  Moreover, the Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion.  The Compensation Committee also annually reviews its own performance. The Committee may retain and receive advice, in its sole discretion, from compensation consultants.  The Compensation Committee does not currently employ compensation consultants in determining or recommending the amount or form of executive and director compensation.  None of the members of our Compensation Committee is one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee has the following responsibilities as set forth in its charter:

·   to review and recommend to the Board with regard to policies for the composition of the Board;

·   to review any director nominee candidates recommended by any director or executive officer of the Company, or by any shareholder if submitted properly;

·   to identify, interview and evaluate director nominee candidates and have sole authority to retain and terminate any search firm to be used to assist the Committee in identifying director candidates and approve the search firm’s fees and other retention terms;

·   to recommend to the Board the slate of director nominees to be presented by the Board;

·   to recommend director nominees to fill vacancies on the Board, and the members of each Board committee;

·   to lead the annual review of Board performance and effectiveness and make recommendations to the Board as appropriate; and

·   to review and recommend corporate governance policies and principles for the Company, including those relating to the structure and operations of the Board and its committees.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its executive officers and directors.  A copy of the Code of Ethics was filed as E0xhibit 14 to the Current Report on Form 8-K filed on November 30, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities within the specified time periods to file certain reports of ownership and changes in ownership with the SEC.

Based solely upon a review the Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during the Company’s most recent fiscal year, it is the Company’s understanding that, except for Bob Ai’s Form 3 filing on February 14, 2011, John P. O’Shea’s Form 4 filings on January 20, 2011, February 11, 2011, March 4, 2011 and April 12, 2011, and Zhenjiang Yue’s Form 4 filing on May 23, 2011, none of the Forms 3, 4 or 5 required to be filed pursuant to Section 16(a) have been filed by the executive officers, directors and security holders since such persons had become subject to reporting requirements. All such filings have been made as of the date of this report.

Item 11.  Executive Compensation

The following table sets forth all compensation paid by Aoxing Pharma  and its subsidiaries to Zhenjiang Yue for services as Chief Executive Officer during the year ended June 30, 2011 and 2010 and as Chief Executive Officer and Chief Financial Officer during the years ended June 30, 2009.  The table also sets forth the compensation paid by Aoxing Pharma and its subsidiaries to Bob Ai for services as Chief Financial Officer during the year ended June 30, 2011.  There were no other executive officers whose total salary and bonus for the fiscal year ended June 30, 2011 exceeded $100,000.

Summary Compensation Table

	Year	Salary	Bonus	Stock Award (5)	Option Award	Other Compensation	Total
Zhenjiang Yue	2011	$150,677 (1)	--		$9,610 (3)		$160,287
	2010	$146,000 (2)	--	$39,200 (4)	--		$185,200
	2009	$50,000	--	$96,000	--		$146,000

Bob Ai (6)	2011	$83,333			$20,023		$278,629

________________________________
(1)	The dollar equivalent of 1,000,000 RMB, based on the exchange rate of 6.6367 RMB per dollar
(2)	The dollar equivalent of 1,000,000 RMB, based on the exchange rate of 6.8493 RMB per dollar
(3)
Represents value of the stock option award granted to the Mr. Yue during our fiscal year 2011, calculated in accordance with FASB ASC Topic 718. For the purposes of calculating the value of this option grant, the following assumptions were made: (a) expected life (years) – 4; (b) volatility — 49.3% ; (c) dividend yield — none; and (d) risk-free interest rate — 2.24%.

(4)	The Company agreed to issue 20,000 shares of common stock to Mr. Yue for services during the period from January 1, 2010 to December 31, 2012.
(5)	Represents the full grant date fair value of restricted stock award.
(6)
Represents the compensation of Mr. Ai received for service from February 1, 2011 when he was appointed by our Board to serve as Chief Financial Officer to June 30, 2011.  The value of the stock option grants was calculated in accordance with FASB ASC Topic 718.  The following assumptions were made: (a) expected life (years) – 5; (b) volatility — 53.05% ; (c) dividend yield — none; and (d) risk-free interest rate — 2.38%.

None of our named executives participates in or have account balances in qualified or non-qualified defined benefit, defined contribution or other deferred compensation plans sponsored by us.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

The Company has employment agreements with the following named executive officers. The following is a description of these agreements.

Executive Employment Agreement dated as of January 13, 2010 with Zhenjiang Yue.  This agreement provides that Mr. Yue will serve as the Company’s Chief Executive Officer.  The Company agreed to pay Mr. Yue an annual salary of 1 million Chinese Yuan (approximately US$146,000).  The Company may also pay him a cash bonus, within the discretion of the Board.  In addition, subject to the approval of the Board, Mr. Yue is eligible to receive equity based award in the form of restricted common stock, stock option or other securities by the Company from time to time.  The term of the agreement ends on January 13, 2013, but it will be renewed for consecutive one year terms unless affirmatively terminated by either party.  The Company can terminate the agreement at any time without cause, but will be liable for three months’ severance pay if it terminates in the first year of the term and six months’ severance pay if it terminates thereafter.   The agreement contains a covenant of non-competition by Mr. Yue for one year after termination, unless he is terminated without cause or he terminates for good reason.

Employment Agreement dated as of February 1, 2011 with Bob Ai.   This agreement provides that Mr. Ai will serve as the Company’s Chief Financial Officer.  The Company agreed to pay Mr. Ai an annual salary of $200,000.  The Company may also pay him a year-end stock bonus of 20,000 shares of common stock for each year in which Mr. Ai satisfied the performance targets to be set for him by the Board. The agreement also contains a grant of five year options for 50,000 shares of common stock at the beginning of each year in the term of employment with the exercise price of each option being the average closing price for the Company’s common stock for the last 20 trading days before option is granted, the initial grant of options vesting after August 31, 2011 and the two subsequent grants vesting immediately.   The term of the agreement ends on January 31, 2014.  The Company can terminate the agreement at any time without cause, but will be liable for four months’ severance pay.

Equity Grants in 2011

The following tables set forth certain information regarding the stock options acquired by the Company’s Executive Officer and Chief Financial Officer during the year ended June 30, 2011 and those options held by them on June 30, 2011.

Option Grants in the Last Fiscal Year

	Number of securities underlying Unexercised options (#) exercisable		Number of Securities Underlying Unexercised Options (#) unexercisable	Option Exercise Price	Option Expiration
				($)	Date
Zhenjiang Yue	10,000	(1)	--	$1.93	4/1/2015
Bob Ai	50,000	(2)	--	$2.45	1/31/2016

(1)         Represents value of the stock option award granted to the Mr. Yue for our fiscal year 2011, calculated in accordance with FASB ASC Topic 718. For the purposes of calculating the value of this option grant, the following assumptions were made: (a) expected life (years) – 4; (b) volatility — 49.3% ; (c) dividend yield — none; and (d) risk-free interest rate — 2.24%.
(2)         Represents the compensation of Mr. Ai received for service from February 1, 2011 when he was appointed by our Board to serve as Chief Financial Officer to June 30, 2011.  The value of the stock option grants was calculated in accordance with FASB ASC Topic 718.  The following assumptions were made: (a) expected life (years) – 5; (b) volatility — 53.05% ; (c) dividend yield — none; and (d) risk-free interest rate — 2.38%.

Compensation of Directors

The members of the Board receive remuneration in cash and/or restricted shares of the common stock for the period of their duties as shown below:

·	No compensation for Zhenjiang Yue or Jun Min
·	US$4000 per month and 20,000 shares of common stock annually for Messrs. O’Shea and Sterling
·	RMB 4000 per month and 20,000 shares of common stock annually for Guozhu Xu

The following table sets forth all compensation paid or to be paid by the Company, as well as certain other  compensation paid or accrued, for each of the directors for the fiscal year ended June 30, 2011. The Board members have the option of receiving fees earned in cash or restricted stock.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Zhenjiang Yue	-	-	-
Jun Min	-	-	-
John P. O’Shea	12,000	92,267 (1) (2)	-	104,267
Howard Sterling	48,000	29,600 (1)	-	77,600
Guozhu Xu	7,233	29,600 (1)	-	36,833

(1)	The Company issued 40,000 shares of restricted common stock to Messrs. O’Shea, Sterling and Xu each for services during the period from October 1, 2008 through October 31, 2010.
(2)	Including $62,667 of restricted stocks using the stock price at granted date, for fees earned.
(3)	Commencing in November 2010, the Company has been paying an additional sum of $3,333 per month to Mr. O’Shea to compensate him for his services as a consultant to the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information regarding the beneficial ownership of our common stock as of September 15, 2011, by:

·	each person known to us that beneficially owns more than 5% of our outstanding shares of common stock;
·	each of our directors;
·	each of our named executive officers; and
·	all of our current directors and executive officers as a group.

There were 49,158,955 shares of our common stock issued and outstanding as of September 15, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Zhenjiang Yue	4,872,176(2)	9.9%
Jun Min	0(3)	*%
John P. O’Shea	311,224	*%
Howard David Sterling	40,000	*%
Guozhu Xu	40,000	*%
Bob Ai	50,000(4)	*%
All directors and officers as a group (6 persons)	5,313,400	10.8%

American Oriental Bioengineering, Inc.	16,789,203(5)	34.2%
Wellspring Management, LLC	2,705,106(6)	5.5%
___________________
*Less than 1%
(1)
For purposes of determining the amount of securities beneficially owned, share amounts include all common stock owned outright plus all shares of common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days of the record date. The Percent of Class is based on the number of shares of the Company’s common stock outstanding as of the record date. Shares of common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days of the record date, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other owners. The address of all persons named in this table is: c/o Aoxing Pharmaceutical Company, Inc., 15 Exchange Place, Suite 500, Jersey City, NJ 07302.

(2)	Includes (i) 2,570,000 shares of common stock held by Mr. Yue and (ii) 1,500,000 shares of common stock held of record by Mr. Yue’s spouse, Cuiying Hao.
(3)	Does not include 16,789,203 shares owned of record by American Oriental Bioengineering, Inc., of which Mr. Min is Vice President and a member of the Board of Directors.

(4)	The Company’s Chief Financial Officer. Represents options to purchase shares of the Company’s common stock. The options are not vested until September 1, 2011.
(5)	Represents shares of common stock held by American Oriental Bioengineering, Inc. The address for AOB is c/o Aoxing Pharmaceutical Company, 15 Exchange Place, Suite 500, Jersey City, NJ 07302.
(6)
The information in the table is based solely on the Schedule 13G/A filed with the SEC on February 14, 2011 reflecting beneficial ownership of the reported entities and their affiliates.  Wellspring Management, LLC (“Wellspring Management”), a Delaware limited liability company, which serves as general partner of Wellspring Capital, L.P. (“Wellspring Capital”), a Delaware limited partnership, and investment manager for a separately managed account for Blackwell Partners LLC (“Blackwell Partners”), a Georgia limited liability company. George M. White, a United States citizen, as managing member of Wellspring Management, with respect to the shares of common stock beneficially owned by Wellspring Management, and with respect to the shares of common stock directly owned by Mr. White, the shares of common stock beneficially owned by Mr. White as trustee of certain trusts, and the shares of common stock directly owned by Robert C. Gilliland, who is a non-managing member of Wellspring Management. Mr. White, as managing member of Wellspring Management, may be deemed to beneficially own common stock beneficially owned by Wellspring Management for purposes of SEC Rule 13d-3 insofar as he may be deemed to have the power to direct the voting or disposition of common stock. Additionally, certain common stock is owned by either Mr. White directly, or by various trusts of which Mr. White is the trustee. As trustee of said trusts, Mr. White may be deemed to indirectly beneficially own common stock directly owned by said trusts. Mr. White may also be deemed to indirectly beneficially own common stock that is directly owned by Mr. Gilliland, a non-managing member of Wellspring Management.  None of the reporting persons set forth in the Schedule 13G/A individually own more than 5% of the Company’s outstanding common stock; however, in the aggregate, the reporting persons own the amount set forth in the table above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as set forth below, during the 2011 fiscal year, we were not involved in any related party transactions subject to Item 404 of Regulation S-K.  Pursuant to Board policies, our executive officers and directors, and principal shareholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction without the prior consent of the Board. Any request for such related party transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to the Audit Committee and the Board for review, consideration and approval. All of our directors, executive officers and employees are required to report to the Board any such related party transaction. In approving or rejecting the proposed agreement, the Board will consider the relevant facts and circumstances available and deemed relevant to the Board which will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as the Board determines in the good faith exercise of its discretion.

On June 26, 2011, the Company entered into a Debt Conversion Agreement with certain holders of its promissory notes, in which the Holders, including Mr. Zhenjiang Yue, Chairman of the Board and Chief Executive Officer of the Company, agreed to convert the aggregate outstanding principal and accrued and unpaid interest they hold under the Notes, totalling approximately USD$6.57 million, into shares of common stock of the Company at the conversion price of $2.70 per share. On June 24, 2011, the closing price for the Company’s securities as reported on the NYSE Amex was $1.40 per share. As a result of this conversion, the Holders will receive a total of 2,432,296 shares of common stock of the Company. The terms of this conversion transaction were reviewed and approved unanimously by independent members of the Board of Directors.

Director Independence

Our Board is subject to the independence requirements of the NYSE Amex LLC (AMEX).  Pursuant to the requirements, the Board reviews director independence.  During this review, the Board considers transactions and relationships between each director or any member of his immediate family and Aoxing and its affiliates, including those transactions that are contemplated under Item 404(a) of Regulation S-K.  The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.  Based on this review, the Board has determined that all but two of our directors are “independent” as defined by the listing standards of the AMEX Company Guide (Mr. Zhenjiang Yue also serves as our Chief Executive Officer, and Mr. Jun Min is not considered independent, respectively, and neither Mr. Yue nor Mr. Jun serves on the Audit, Nominating, or Compensation Committees).  The Board has also determined that the members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and Section 803 of the AMEX Company Guide.  The Board based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors.  None of our directors engages in any transaction, relationship, or arrangement contemplated under Item 404(a) of Regulation S-K.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Paritz & Company, P.A. for the fiscal years 2011 and 2010:

Services Performed	2011	2010
Audit Fees (1)	$64,500	$84,500
Audit-Related Fees (2)	$25,500	$25,500
Tax Fees (3)	$2,850	$2,560
All Other Fees (4)	$0	$0

Total Fees	$92,850	$112,560

(1)
Audit fees represent fees billed for professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, and audit services provided in connection with statutory and regulatory filings for those years.  All work on Paritz’ engagement to audit the Company’s financial statements for the year ended June 30, 2011 was performed by full-time permanent employees of Paritz.

(2)	Audit-related fees represent fees billed primarily for assurance and related services not reported under Audit fees.

(3)	Tax fees principally represent fees billed for tax preparation, tax advice and tax planning services.

(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

Our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditors.  The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members.  Any service pre-approved by a delegate must be reported to the Audit Committee at the next scheduled quarterly meeting.  The Audit Committee considered whether the provision of the auditors’ services, other than for the annual audit and quarterly reviews, is compatible with its independence and concluded that it is compatible.  In 2011 and 2010, all such services were pre-approved by the Audit Committee.

Item 15.  Exhibit List and Financial Statement Schedules

(a) Financial Statements

Report of Independent Registered Accounting Firm

Balance Sheets – June 30, 2011 and 2010

Consolidated Statements of Operations – Years Ended June 30, 2011 and 2010

Consolidated Statement of Changes in Stockholders’ Equity - Years Ended June 30, 2011 and 2010

Consolidated Statements of Cash Flows - Years ended June 30, 2011 and 2010

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a(1)	Certificate of Incorporation, as amended through December 29, 2005 – filed as an exhibit to the Annual Report on Form 10-KSB for the year ended June 30, 2006 and incorporated herein by reference.

3-a(2)
Certificate of Amendment of the Certificate of Incorporation effective on July 6, 2010 – filed as an exhibit to the Current Report on Form 8-K filed on July 13, 2006 and incorporated herein by reference.

3-a(3)
Certificate of Amendment of the Certificate of Incorporation effective on January 6, 2010 – filed as an exhibit to the Current Report on Form 8-K filed on January 7, 2010 and incorporated herein by reference.

3-a(4)
Articles of Amendment of the Certificate of Incorporation effective on March 19, 2010 – filed as an exhibit to the Current Report on Form 8-K filed on March 29, 2010 and incorporated herein by reference.

3-b	Amended and Restated Bylaws - filed as an exhibit to the Current Report on Form 8-K filed on November 16, 2009 and incorporated herein by reference.

4.1
Form of Series A Common Stock Purchase Warrant issued as of September 28, 2006 (Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006 and incorporated herein by reference). .

4.2
Form of Series B Common Stock Purchase Warrant issued as of September 28, 2006 (Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006 and incorporated herein by reference).

4.3
Form of Series C Common Stock Purchase Warrant issued as of September 28, 2006 (Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006 and incorporated herein by reference).

4-4
Form of Series D Common Stock Purchase Warrant issued as of September 28, 2006 – filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006 and incorporated herein by reference.

10.1
Joint Strategic Alliance and Securities Purchase Agreement dated April 15, 2008 between China Aoxing Pharmaceutical Company, Inc. and American Oriental Bioengineering, Inc. (Filed as an exhibit to the Company’s Current  Report on Form 8-K dated April 15, 2008 and incorporated by reference herein).

10.2
Amended Junior Subordinated Promissory Note dated May 1, 2008 and amended on August 12, 2008, issued to Zhenjiang Yue (Filed as an exhibit to the Company’s Current  Report on Form 8-K dated August 12, 2008 and incorporated by reference herein)..

14	Code of Ethics of China Aoxing Pharmaceutical Company, Inc. (Filed as an Exhibit to the Current Report on Form 8-K filed on November 30, 2009 and incorporated herein by reference)

21.1	List of Subsidiaries *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aoxing Pharmaceutical Company, Inc.

Date: September 28, 2011	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below on September 28, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Zhenjiang Yue	Date: September 28, 2011
Zhenjiang Yue, Director,
Chief Executive Officer

/s/ Bob Ai	Date: September 28, 2011
Bob Ai, Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ John O’Shea	Date: September 28, 2011
John O’Shea, Director

/s/ Howard David Sterling	Date: September 28, 2011
Howard David Sterling, Director

/s/ Jun Min	Date: September 28, 2011
Jun Min, Director

/s/ Guozhu Xu	Date: September 28, 2011
Guozhu Xu, Director

*       *       *       *       *