Form 10-Q
period 2011-09-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2011-11-14
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2011

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.                                    Yes  X       No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   Yes  X       No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer ___   Non-accelerated filer ___ Small reporting company  X
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___    No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
As of November 14, 2011, the Company had 49,196,090 shares of its common stock issued and outstanding.

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS
		Page No
Part I	Financial Information
Item 1.	Financial Statements:
	Consolidated Balance Sheet – September 30, 2011 (unaudited) and
	June 30, 2011	2
	Consolidated Statements of Operations and Other Comprehensive
	Income (Loss) – for the Three Months Ended September 30,
	2011 and 2010 (Unaudited)	3
	Consolidated Statements of Cash Flows – for the Three Months
	Ended September 30, 2011 and 2010 (Unaudited)	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16
Part II	Other Information
Item 1.	Legal Proceedings	16
Items 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Default Upon Senior Securities	17
Item 6	Exhibits	17
Signatures

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2011	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,479,180	$2,770,744
Accounts receivable, net of allowance for doubtful accounts of
$548,980 and $543,697, respectively	2,249,966	2,008,024
Inventory	1,401,998	1,469,417
Prepaid expenses and other current assets	1,133,095	1,130,010
TOTAL CURRENT ASSETS	7,264,239	7,378,195

LONG-TERM ASSETS:
Property and equipment, net of accummulated depreciation	26,664,028	26,669,156
Deferred income tax	2,776,111	2,614,817
Goodwill	20,082,523	19,916,128
Other intangible assets	1,372,214	1,388,704
Investment in joint venture	484,533	521,541
TOTAL LONG-TERM ASSETS	51,379,409	51,110,346

TOTAL ASSETS	$58,643,648	$58,488,541

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$234,309	$232,055
Accounts payable	2,588,649	2,659,727
Loan payable - bank	8,591,334	8,508,663
Current portion of loan payable - related parties	5,793	5,793
Current portion of loan payable - other	96,847	23,515
Accrued expenses and other current liabilities	3,584,746	3,206,009
TOTAL CURRENT LIABILITIES	15,101,678	14,635,762

LONG-TERM LIABILITIES:
Loan payable - related parties	3,730,451	3,696,210
- others	1,849,636	1,831,838
Warrant and derivative liabilities	-	1,161
TOTAL LONG-TERM LIABILITIES	5,580,087	5,529,209

Common stock, par value $0.001, 100,000,000 shares authorized,
49,196,090 and 49,158,955 shares issued and outstanding
on September 30 and June 30, 2011, respectively	49,196	49,159
Additional paid in capital	57,516,219	57,382,109
Accumulated deficit	(21,295,047)	(20,525,372)
Other comprehensive income	2,168,664	1,885,531
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	38,439,032	38,791,427

NONCONTROLLING INTEREST IN SUBSIDIARIES	(477,149)	(467,857)
TOTAL EQUITY	37,961,883	38,323,570

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,643,648	$58,488,541

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended
	September 30,
	2011	2010

SALES	$1,530,068	$1,740,673
COST OF SALES	662,550	827,295
GROSS PROFIT	867,518	913,378

OPERATING EXPENSES:
Research and development expense	106,399	85,448
General and administrative expenses	746,243	909,057
Selling expenses	363,293	511,821
Depreciation and amortization	147,540	152,044
TOTAL OPERATING EXPENSES	1,363,475	1,658,370

LOSS FROM OPERATIONS	(495,957)	(744,992)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(418,431)	(374,781)
Change in fair value of warrant and derivative liabilities	1,161	222,717
Equity in loss of joint venture, net of tax	(41,936)	-

TOTAL OTHER INCOME (EXPENSE)	(459,206)	(152,064)

LOSS BEFORE INCOME TAX	(955,163)	(897,056)

Income tax (credit)	(161,294)	(202,596)
NET LOSS	(793,869)	(694,460)

Net loss attributed to non-controlling interest in subsidiaries	(24,194)	(40,519)
LOSS ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	(769,675)	(653,941)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	298,035	220,674

COMPREHENSIVE LOSS	(471,640)	(433,267)

Other comprehensive income attributable to non-controlling interest	14,902	10,508

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(486,542)	$(443,775)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,167,411	46,475,780

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,
	2011	2010

OPERATING ACTIVITIES:
Net loss	$(793,869)	$(694,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293,883	283,679
Deferred income tax	(161,294)	(202,596)
Common stock issued for services	134,147	142,048
Change in fair value of warrants and derivative liability	(1,161)	(222,717)
Equity in loss of joint venture, net of tax	41,936	-
Changes in operating assets and liabilities:
Accounts receivable	(221,694)	(509,708)
Inventories	81,425	192,954
Prepaid expenses and other current assets	7,586	(59,890)
Accounts payable	(72,468)	108,312
Accrued expenses and other current liabilities	338,583	(15,263)
NET CASH USED IN OPERATING ACTIVITIES	(352,926)	(977,641)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(24,762)	(723,945)
Repayment from unrelated parties	-	345,597
NET CASH USED IN INVESTING ACTIVITIES	(24,762)	(378,348)

FINANCING ACTIVITIES:
Proceeds from bank loans	-	746,480
Proceeds from other borrowings	72,862	-
Repayment of loans from related party	(1,666)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	71,196	746,480

EFFECT OF EXCHANGE RATE ON CASH	14,928	74,446

DECREASE IN CASH	(291,564)	(535,063)
CASH – BEGINNING OF PERIOD	2,770,744	3,985,710
CASH – END OF PERIOD	$2,479,180	$3,450,647

Supplemental disclosures of cash flow information:
Cash paid for interest	$515,574	$340,123
Cash paid for income taxes	$-	$-

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
(Unaudited)

 1                     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of June 30, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year 2011. These interim financial statements should be read in conjunction with that report.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed on September 28, 2011.

2                      BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Aoxing Pharmaceutical Co., Inc. (“the Company” or “Aoxing Pharma”) is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products.

As of September 30, 2011, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei Aoxing”), which is organized under the laws of the People’s Republic of China (“PRC”).  As of September 30, 2011, the Company owned 95% of the issued and outstanding common stock of Hebei Aoxing.

Since 2002, Hebei Aoxing has been engaged in developing narcotic, pain management, and addiction treatment pharmaceutical products, building its facilities and obtaining the requisite licenses from the Chinese Government.  Headquartered in Shijiazhuang City, the pharmaceutical capital of China, outside of Beijing, Hebei now has China's largest and the most advanced manufacturing facility for highly regulated narcotic medicines, addressing a very under-served and fast-growing market in China. Its facility is one of the few GMP facilities licensed for manufacturing narcotics medicines. The Company is working closely with the Chinese government and SFDA to assure the strictly regulated availability to medical professionals throughout China of its narcotic drugs and pain medicines.

In April, 2008, Hebei Aoxing completed the acquisition of 100% of the registered capital of LRT.  LRT is engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China.  As of June 30, 2009, LRT had been completely integrated into Hebei Aoxing.

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

Use of estimates in the preparation of financial statements

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, the recoverability of the carrying amount and estimated useful lives of long-lived assets, allowance for accounts receivable, realizable values for inventories, valuation allowance of deferred tax assets, purchase price allocation of its acquisitions and share-based compensation expenses. Management makes these estimates using the best information available at the time the estimates are made; however, actual results when ultimately realized could differ significantly from those estimates.

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

For the three months ended September 30, 2011 and 2010, the Company recognized other income of $1,161 and $222,717, respectively, relating to recording the warrant and derivative liabilities at fair value.  On September 30, 2011 and June 30, 2011 there were $0 and $1,161 of warrant and derivative liabilities, respectively. All outstanding warrants expired without exercise during the current period.

3                       INVENTORIES

Inventories consist of the following:
	September 30,	June 30,
	2011	2011

Work in process	$630,424	$159,388
Raw materials	494,391	1,017,658
Finished goods	277,183	292,371
	$1,401,998	$1,469,417

4                      EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company account for its investment in API (see Note 2), under the equity method of accounting.

Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

	For the Quarter	For the Year
	Ended	Ended
	September 30, 2011	June 30, 2011
Current assets	$34,254	$126,458
Noncurrent assets	634,781	627,660
Current liabilities	$141,931	$150,379
Noncurrent liabilities	-	-
Equity	$527,104	$603,739
General and administrative expenses	$82,227	$-
Net income (loss)	$(82,227)	$-

5                      SHORT-TERM BORROWING

Short-term borrowing is a non-interest bearing unsecured note payable to a local government, due on demand.

6                      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	September 30,	June 30,
	2011	2011
Accrued salaries and benefits	$641,869	$555,617
Accrued interest	655,796	745,866
Accrued taxes	404,938	316,229
Deposit payable	609,784	505,977
Due to employee	44,964	44,532
Other accrued expenses and current liabilities	1,227,395	1,037,788
	$3,584,746	$3,206,009

  7                    LOAN PAYABLE - BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	September 30,	June 30,
	2011	2011
Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 7.572%, set to be 20% higher than the interest rate of the China People Bank rate, initially made on April 29, 2010 for one year and renewed on April 15, 2011 for one year maturing on April 15, 2012	$4,686,182	$4,641,089
Bank Note in the amount of 25 million RMB with China Citic Bank bearing an annual floating rate of 6.941%, set to be 10% higher than the interest rate of the China People Bank rate, initially made on May 5, 2010 for one year and renewed on April 20, 2011 for one year maturing on April 20, 2012	3,905,152	3,867,574
	$8,591,334	$8,508,663

8                      LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 17.9% per annum.  Loans will mature as following:

Date	Amount
Within one year	$96,847
2 - 3 years	1,849,636
Total	1,946,483
Less current portion	(96,847)
$1,849,636

9                      LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers and other related parties, bearing interest at an average rate of 15.13% per annum. Loans will mature as follows:

Date	Amount
Within one year	$5,793
1 - 2 years	1,298,716
2 - 3 years	2,431,735
Total	3,736,244
Less current portion	(5,793)
$3,730,451

10                     ISSUANCE OF COMMON STOCK
During the three months ended September 30, 2011, the Company issued 37,135 shares of common stock to an independent director for services rendered. These shares were valued using the stock price at grant date. Total value of the compensation is $22,000.

 11                   TAXES
The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective taxrate is as follows:

	Three Months Ended September 30,
	2011	2010
Tax at U.S. Statutory rate	$(334,307)	$(313,969)
Tax rate difference between China and U.S.	64,518	81,038
Change in Valuation Allowance	108,495	30,335
Effective tax rate	$(161,294)	$(202,596)

The income tax credits are summarized as follows:

	Three Months Ended September 30,
	2011	2010
Current	$-	$-
Deferred - U.S.	(108,495)	(30,335)
Deferred - China	(161,294)	(202,596)
Valuation allowance - U.S.	108,495	30,335
Total	$(161,294)	$(202,596)

12                    CONCENTRATIONS

Sales to two major customers accounted for 27% and 23% of total sales for the three months ended September 30, 2011.  Sales to two major customers were 26% and 12% of total sales for the three months ended September 30, 2010.

Sales of two major products represented approximately 86% and 5% of total sales for the three months ended September 30, 2011. Sales of three major products represented approximately 77%, 5% and 5% of total sales for the three months ended September 30, 2010.

Accounts receivable balances of three customers represented for 35%, 13% and 11% of total accounts receivable balance as of September 30, 2011, respectively.

Accounts receivable balances of two customers represented for 23% and 18% of total accounts receivable balance as of June 30, 2011, respectively.

13                    SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events that have occurred through the date of issuance of these financial statements and has determined that there was no other material event that occurred after the date of the balance sheets included in this report, except the special funding from Hebei Province of China, which was disclosed in an 8-K filing on November 4, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Aoxing Pharmaceutical Company, Inc. that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results.  You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report , as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Outline of Our Business

Aoxing Pharmaceutical Company, Inc. (the “Company” or “Aoxing Pharma”) is a Florida incorporated specialty pharmaceutical company with its main operations in China, specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products.  Its common stock is currently trading on the NYSE AMEX under the ticker symbol of “AXN”.  Our product line is comprised of prescription and over-the-counter pharmaceutical products.  Our pharmaceutical products have been approved by the Chinese State Food and Drug Administration, or SFDA, based on demonstrated safety and efficacy. We sell our products primarily to hospitals, clinics, pharmacies and retail in most of the provinces of China, including rural areas and major cities.

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

Results of Operations

Revenues for the three months ended September 30, 2011 were $1,530,068, representing 12.1% decrease over the revenues of $1,740,673 realized during the three months ended September 30, 2010.  The decrease is mostly contributed to reduced promotional effort on certain non-proprietary products that have become non-profitable.  Most of them are those included in the government’s Essential Drug List, as discussed in previous period.  The significant increase in the price of raw materials since January 2011 combined with the pricing pressure from the biding process made those products non-profitable.

The Company’s top-selling, proprietary product, Zhongtongan, also declined modestly, due to the decision to restrict sales in certain provinces in which its price was substantially lower than the average price.  This issue is not company specific but industry wise.  Prices of pharmaceutical products in these provinces were generally much lower than their national averages.

Cost of sales was $662,550 for the three months ended September 30, 2011, which was 20% less than the $827,295 in costs incurred during the three months ended September 30, 2010.  The main factor for the decrease in cost of sales was lower sales.  Improved gross margin also reduced cost of sales.

Gross profit was $867,518 during the three months ended September 30, 2011, 5% lower than the same period a year earlier, reflecting the combined effect of lower sales and higher gross margin.  Gross margin was 56.7% during the three months ended September 30, 2011, a 4.2% improvement from the gross margin of 52.5% for the same period a year earlier.  The improvement in gross margin was due to modest price increase for Zhongtongan and manufacturing efficiency enhancements.  Price of raw materials during the quarter ended September 30, 2011 was higher than the same period a year ago but flat sequentially.

Research and development expenses were $106,399 during the three months ended September 30, 2011, representing a 24.5% increase from $85,448 occurred during the three months ended September 30, 2010.  R&D expenses could fluctuate significantly from one period to another, reflecting the progress and timing of our various development projects.

General and administrative expenses were $746,243 in the three months ended September 30, 2011, 17.9% lower than $909,057 in the three months ended September 30, 2010.  The main reason for the decrease was Company’s effort to reduce cost.

Selling expenses in the amount of $363,293 incurred during the three months ended September 30, 2011 were 29% lower from $511,821 spent on selling during the three months ended September 30, 2010.  The decrease was mainly due to reduced marketing efforts for non-profitable products.

Loss from operations for the quarter ended September 30, 2011 decreased 33.4% to $495,957, from $744,992 incurred during the quarter ended September 30, 2010.  The significant decrease in the loss was primarily due to lower general, administrative, and selling expenses.

Net interest expense was $418,431 for the three months ended September 30, 2011, increased 11.6% from net interest expense of $374,781 for the three months ended September 30, 2010.  Increase in interest expense was due to higher interest rates upon renewal of loans, as a result of nationwide credit tightening in China, and currency exchange rate change.

The volatility in the market price of common stock has a significant impact on the fair valuation of our outstanding warrant liabilities.  During the quarter ended September 30, 2010, this value decreased by $222,717, primarily due to a decline in the market price of our common stock.  The decrease was recorded as other income for the three months ended September 30, 2010.  All outstanding warrants expired without exercise by the end of September 30, 2011, which resulted in other income of $1,161 for the quarter ended September 30, 2011.

During the quarter ended September 30, 2011, there was a loss of $41,936 in the JV with Johnson Mathey Plc.  The JV has no operation during the same period in previous year.

The Company realized a net loss of $793,869 for the three months ended September 30, 2011.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s income was attributed to the non-controlling interest.  Therefore the net loss for the three months ended September 30, 2011 was $769,675 attributable to the shareholders of Aoxing Pharmaceutical.  In comparison, during the three months ended September 30, 2010, the net loss attributable to the Company’s shareholders was $653,941, after deducting income attributable to the 5% non-controlling interest in Hebei Aoxing.

Liquidity and Capital Resources

Operations during the three months ended September 30, 2011 used $352,926 in cash, as compared to $977,641 used for operations during the three months ended September 30, 2010.  The primary reason for the decreased use of cash during the period is relatively less increase in accounts receivable than the increase in accounts receivable.  Increase in accrued expenses and other current liabilities also resulted in less cash use during the three months ended September 30, 2011.

Investing activities used $24,762 in cash during the three months ended September 30, 2011.   During the three months ended September 30, 2010 investing activities used $378,348 in cash, as the Company invested $723,945 in additional property and equipment.  Repayment from loans to unrelated party reduced the cash use by $345,597.

There was no significant financing activity during the three months ended September 2011.  In the same period from previous year, the Company completed a short-term loan financing of 5 mil RMB ($746,480).

As a result of the several debt refinancing during fiscal 2011 and the first quarter of fiscal 2012, our debt service obligations on September 30, 2011 were:

		Less than					After 5
Contractual Obligations	Total	1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Years
Short-term Borrowing	$234,309	$234,309	$-	$-	$-	$-	$-
Bank	8,591,334	8,591,334
Related Party	3,736,244	5,793	1,298,716	2,431,735	-
Others	1,946,483	96,847		1,849,636	-
TOTAL	$14,508,370	$8,928,283	$1,298,716	$4,281,371	$-	$-	$-

On September 30, 2011, we had $2.48 million in cash.  Presently, the Company does not anticipate large capital expenditure projects in the next 12 months.  As a result, the Company will be able to operate at much lower cash burn rates, if needed, without major impact on its operations. The Company does anticipate that its current cash position will be insufficient to support the Company's operations at current capacity for the next 12 month period and, therefore, will need to seek additional financing of its operations.  The Company may also want to seek financing to fund expansion of our operations, extend our reach to broader markets, or to acquire additional entities.  We may rely on additional bank borrowing as well as capital raises.  We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which may result in significant dilution to our current investors.  Other options considered include issuance of convertible debt, a new bridge loan, and arrangement to out-license intellectual property.  We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011.  The term “Disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.    Based on their evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2.    Unregistered Sale of Securities and Use of Proceeds

The Company did not (i) sell any unregistered securities or (ii) repurchase any of its equity securities during the most recently completed fiscal quarter of 2011.

Item 3.    Defaults Upon Senior Securities

             None.

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

101.Ins	XBRL Instance
101.Sch	XBRL Schema
101.Cal	XBRL Calculation
101.Def	XBRL Definition
101.Lab	XBRL Label
101.Pre	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

AOXING PHARMACEUTICAL COMPANY, INC.

Date: November 14, 2011	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By: /s/ Bob Ai
Bob Ai, Chief Financial Officer
(Principal Accounting and Financial Officer)