Form 10-Q
period 2011-12-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2012-02-14
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 1-32674

AOXING PHARMACEUTICAL COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	65-0636168_
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

444 Washington Blvd, Suite 3338, Jersey City, NJ 07310
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

Yes X                    No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer           Accelerated filer            Non-accelerated filer            Smaller reporting company  X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                  No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

February 14, 2012
Common Stock: 49,415,562

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2011

TABLE OF CONTENTS
		Page No
Part I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheets – December 31, 2011 (unaudited) and June 30, 2011	2
	Consolidated Statements of Operations and Other Comprehensive Income (Loss) – for the Three and Six Months Ended December 31, 2011 and 2010 (Unaudited)	3
	Consolidated Statements of Cash Flows – for the Six Months Ended December 31, 2011 and 2010 (Unaudited)	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18

Part II	Other Information

Items 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6.	Exhibits	19
Signatures		19

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2011	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,816,973	$2,770,744
Accounts receivable, net of allowance for doubtful accounts of $551,591 and $543,697, respectively	2,325,142	2,008,024
Inventories	1,469,070	1,469,417
Prepaid expenses and other current assets	1,413,468	1,130,010
TOTAL CURRENT ASSETS	11,024,653	7,378,195

LONG-TERM ASSETS:
Property and equipment, net of accummulated depreciation	26,566,065	26,669,156
Deferred income tax	2,735,675	2,614,817
Goodwill	20,164,757	19,916,128
Other intangible assets	1,348,615	1,388,704
Investment in joint venture	449,827	521,541
TOTAL LONG-TERM ASSETS	51,264,939	51,110,346

TOTAL ASSETS	$62,289,592	$58,488,541

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$3,374,402	$232,055
Accounts payable	2,733,430	2,659,727
Loan payable - bank	8,632,190	8,508,663
Current portion of loan payable - related parties	1,104,435	5,793
Current portion of loan payable - other	107,353	23,515
Accrued expenses and other current liabilities	3,732,909	3,206,009
TOTAL CURRENT LIABILITIES	19,684,719	14,635,762

LONG-TERM LIABILITIES:
Loan payable - related parties	2,649,549	3,696,210
- others	1,846,661	1,831,838
Warrant and derivative liabilities	-	1,161
TOTAL LONG-TERM LIABILITIES	4,496,210	5,529,209

Common stock, par value $0.001, 100,000,000 shares authorized, 49,415,562 and 49,158,955 shares issued and outstanding on December 31 and June 30, 2011, respectively	49,416	49,159
Additional paid in capital	57,741,361	57,382,109
Accumulated deficit	(21,630,375)	(20,525,372)
Other comprehensive income	2,412,179	1,885,531
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	38,572,581	38,791,427

NONCONTROLLING INTEREST IN SUBSIDIARIES	(463,918)	(467,857)
TOTAL EQUITY	38,108,663	38,323,570

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$62,289,592	$58,488,541

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2011	2010	2011	2010

SALES	$2,124,333	$1,940,539	$3,654,401	$3,681,212
COST OF SALES	843,345	775,846	1,505,895	1,603,141
GROSS PROFIT	1,280,988	1,164,693	2,148,506	2,078,071

OPERATING EXPENSES:
Research and development expense	154,541	191,950	260,940	277,398
General and administrative expenses	764,568	1,510,140	1,510,811	2,419,196
Selling expenses	366,531	362,071	729,824	873,892
Depreciation and amortization	146,208	150,262	293,748	302,306
TOTAL OPERATING EXPENSES	1,431,848	2,214,423	2,795,323	3,872,792

LOSS FROM OPERATIONS	(150,860)	(1,049,730)	(646,817)	(1,794,721)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(419,113)	(385,327)	(837,544)	(760,108)
Change in fair value of warrant and derivative liabilities	-	894,306	1,161	1,117,023
Equity in income (loss) of joint venture, net	(36,994)	-	(78,930)	-
Subsidy income	312,490	262,960	312,490	262,960
TOTAL OTHER INCOME (EXPENSE)	(143,617)	771,939	(602,823)	619,875

LOSS BEFORE INCOME TAXES	(294,477)	(277,791)	(1,249,640)	(1,174,846)

Income tax expense (credit)	40,436	(189,613)	(120,858)	(392,210)

NET LOSS	(334,913)	(88,178)	(1,128,782)	(782,636)

Net income (loss) attributed to non-controlling interest in subsidiaries	415	(37,923)	(23,779)	(78,442)
LOSS ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	(335,328)	(50,255)	(1,105,003)	(704,194)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	256,331	649,958	554,366	870,632

COMPREHENSIVE INCOME	(78,997)	599,703	(550,637)	166,438

Other comprehensive income attributable to non-controlling interest	12,816	30,950	27,718	41,459

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(91,813)	$568,753	$(578,355)	$124,979

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,272,820	46,494,981	49,220,116	46,494,942

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	December 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(1,105,003)	$(704,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	588,120	576,962
Deferred income tax	(120,858)	(392,210)
Common stock issued for services	359,509	252,559
Change in fair value of warrants and derivative liability	(1,161)	(1,117,023)
Equity in (income) loss of joint venture, net	78,930	-
Net loss attributable to non-controlling interests	(23,779)	(78,442)
Changes in operating assets and liabilities:
Accounts receivable	(286,675)	(469,755)
Inventories	21,583	(10,874)
Prepaid expenses and other current assets	(266,202)	(134,167)
Accounts payable	34,932	449,032
Accrued expenses and other current liabilities	570,135	298,371
NET CASH USED IN OPERATING ACTIVITIES	(150,469)	(1,329,741)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(40,071)	(1,044,528)
Loan repayment from unrelated parties	-	291,049
NET CASH USED IN INVESTING ACTIVITIES	(40,071)	(753,479)

FINANCING ACTIVITIES:
Short-term borrowings, net of repayment	3,124,902	680,601
Proceeds from other borrowings	71,404	39,324
Proceeds from (Repayment of) loans from related party	(1,672)	49,457
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,194,634	769,382

EFFECT OF EXCHANGE RATE ON CASH	42,135	136,874

INCREASE (DECREASE) IN CASH	3,046,229	(1,176,964)
CASH – BEGINNING OF PERIOD	2,770,744	3,985,710
CASH – END OF PERIOD	$5,816,973	$2,808,746

Supplemental disclosures of cash flow information:
Cash paid for interest	$916,376	$588,227
Cash paid for income taxes	$-	$-

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011
(Unaudited)

1	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year or any other periods. The consolidated balance sheet as of June 30, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year 2011. These interim financial statements should be read in conjunction with that report.

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

As of December 31, 2011, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei Aoxing”), which is organized under the laws of the People’s Republic of China (“PRC”).  As of December 31, 2011, the Company owned 95% of the issued and outstanding common stock of Hebei Aoxing.

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

In April, 2008, Hebei Aoxing completed the acquisition of 100% of the registered capital of LRT.  LRT is engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China and has been completed integrated into Hebei Aoxing.  Currently over 80% of the Company’s revenues derive from one herbal extraction used to alleviate oral/dental and bone pain.

Investment in Joint Venture (“JV”)

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc (‘JM”) entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients for narcotics and neurological drugs for the China market. The joint venture represents a significant new opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China.  Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei will contribute capital, fixed assets and related active pharmaceutical ingredients manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. (“API”).  Hebei Aoxing has a 51% stake in API, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of JM) holds 49%. Each company has equal representation on the board of directors that will oversee a management team responsible for corporate strategies and operations.  The new joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment is projected to be approximately $15 million during the first five years, which will be shared between the equity shareholders of the joint venture. On December 10, 2010, the joint venture obtained a business license from the City Industry & Commercial Administrative Bureau. The Company accounts for its investment in the Joint Venture under the equity method of accounting.

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

Impairment of long lived assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than its carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debentures and warrants.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date.  Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  All outstanding warrants expired without exercise in September 2011.

3	INVENTORIES

Inventories consist of the following:

	December 31,	June 30,
	2011	2011

Raw materials	$480,031	$1,017,658
Work in process	641,131	159,388
Finished goods	347,908	292,371
Total	$1,469,070	$1,469,417

4	EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company account for its investment in API (see Note 2), under the equity method of accounting.

Summarized financial information for our investment in API, assuming a 100% ownership interest, is as follows:

	December 31,	June 30,
	2011	2011
Current assets	$268,284	$126,458
Noncurrent assets	663,855	627,660
Current liabilities	107,038	150,379
Noncurrent liabilities	-	-
Equity	825,101	603,738
General and administrative expenses	154,765	-
Net income (loss)	$(154,765)	$-

5	SHORT-TERM BORROWING

Short-term borrowing consists of the following:

	December 31,	June 30,
	2011	2011

Shijiazhuang Finance Bureau (a)	$235,424	$232,055
Shijiazhuang Construction Investment Group Co., Ltd (b)	3,138,978	-
Total	$3,374,402	$232,055

(a)	A non-interest bearing note payable to Shijiazhuang Finance Bureau, an agency of a local government, due on demand.

(b)
 A one-year term loan from Shijiazhuang Construction Investment Group, disbursed through China Construction Bank. The note bears an annual interest rate of 15% and is due on December 4, 2012. The note was secured by certain approval, registered trademark, and renewal certificates relating to Aoxing’s Zhongtongan capsule.

6	ACCRUED EXPENSES AND OTHER SUNDRY LIABILITIES

Accrued expenses and taxes consist of the following:

	December 31,	June 30,
	2011	2011
Accrued salaries and benefits	$790,872	$555,617
Accrued interest	678,773	745,866
Accrued taxes	547,203	316,229
Deposit payable	585,307	505,977
Due to employee	45,178	44,532
Other accrued expenses and current liabilities	1,085,576	1,037,788
Total	$3,732,909	$3,206,009

7	LOAN PAYABLE - BANK

Loans payable – bank consists of the following loans collateralized by assets of the Company.

	December 31,	June 30,
	2011	2011
Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 7.572%, set to be 20% higher than the interest rate of the China People Bank rate, initially made on April 29, 2010 for one year and renewed on April 15, 2011 for one year maturing on April 15, 2012	$4,708,467	$4,641,089
Bank Note in the amount of 25 million RMB with China Citic Bank bearing an annual floating rate of 6.941%, set to be 10% higher than the interest rate of the China People Bank rate, initially made on May 5, 2010 for one year and renewed on April 20, 2011 for one year maturing on April 20, 2012	3,923,723	3,867,574
Total	$8,632,190	$8,508,663

8	LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 15.1% per annum. Loans will mature as follows:

Date	Amount
Within one year	$1,104,435
1 - 2 years	206,250
2 - 3 years	2,443,299
Total	3,753,984
Less current portion	(1,104,435)
$2,649,549

9	LOAN PAYABLE – OTHERS

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 17.9% per annum.  Loans will mature as following:

Date	Amount
Within one year	$107,353
2 - 3 years	1,846,661
Total	1,954,014
Less current portion	(107,353)
$1,846,661

10	ISSUANCE OF COMMON STOCK

During the three months period ended December 31, 2011, the Company issued 57,790 shares of common stock to an independent director for services rendered. These shares were valued using the stock price at grant date.  Total value of the compensation is approximately $22,000.  During the six month period ended December 31, 2011, the Company issued 94,925 shares of common stock to the same independent director for services rendered. Total value of the compensation is approximately $44,000.

On November 21, 2011, the Company issued 60,000 shares of common stock to three independent directors for services rendered by them from November 2010 to October 2011.  Total value of the stock grants is $24,000, based on the closing stock price, $0.40, on November 21, 2011.

On November 29, 2011, the Company issued 79,444 shares of common stock to a third party service provider for services rendered from November 2010 to September 2011.  On December 12, 2011, the Company issued 22,238 shares of common stock to the same service provider for service rendered from October 2011 to December 2011.  These shares were valued using the average share price of the Company’s common stock during the three months ended September 30, 2011 or $0.90 per share, whichever was higher.  Total values of the stock grants are $71,500 and $19,500, respectively.

11	TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  The Company has net operating loss carryforward of about $12 million and $7 million from China and US, respectively that will expire between 2012 and 2027.

The reconciliation of income tax expense (credit) at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Six months ended December 31,
	2011	2010

Tax at U.S. statutory rate	$(437,374)	$(382,012)
Tax rate difference between China and U.S.	59,643	156,883
Change in Valuation Allowance	228,624	(167,081)
Net operating loss expired	28,249	-
Effective tax rate	$(120,858)	$(392,210)

The income tax credits are summarized as follows:

	Six months ended December 31,
	2011	2010

Current	$-	$-
Deferred - United States	(228,624)	167,081
Deferred - China	(120,858)	(392,210)
Valuation allowance - United States	228,624	(167,081)
Total	$(120,858)	$(392,210)

12	CONCENTRATIONS

Sales to three major customers were 22%, 20%, and 13% for the three months ended December 31, 2011.  Sales to two major customers were 27% and 14% for the three months ended December 31, 2010.

Sales of three major products represented approximately 89%, 3% and 1% of total sales for the three months ended December 31, 2011, and 81%, 5% and 5% of total sales for the three months ended December 31, 2010.

Sales to four major customers were 20%, 14%, 13%, and 12% for the six months ended December 31, 2011.  Sales to two major customers were 27% and 13% for the six months ended December 31, 2010.

Sales of three major products represented approximately 88%, 4% and 1% of total sales for the six months ended December 31, 2011, and 79%, 3% and 3% of total sales for the six months ended December 31, 2010.

13	SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events that have occurred through the date these financial statements were issued and has determined that there were no material events that occurred after the date of the balance sheets included in this report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Aoxing Pharmaceutical Company, Inc. that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report , as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of any unanticipated events.

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

In April 2010 Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture through affiliated companies focused on research, development, manufacturing and marketing of active pharmaceutical ingredients (“API”) for narcotics and neurological drugs for the Chinese market. The joint venture represents a significant new opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China.

Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture.  Hebei Aoxing Pharmaceutical Group Company, Ltd (“Hebei Aoxing”), the operating subsidiary of Aoxing Pharma, will contribute capital, fixed assets and related API manufacturing licenses.  The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd.  Hebei Aoxing holds a 51% stake in API, while Macfarlan Smith (Hong Kong) Ltd, (a wholly owned subsidiary of Johnson Matthey Pacific Ltd), holds 49%.  Each company has equal representation on a board of directors that oversees a management team responsible for corporate strategies and operations.

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

Pharmaceutical Market in China
According to IMS health, the global pharmaceutical market in 2011 was expected to be about $880 billion and expected to grow 5-7% in 2011 while the Chinese pharmaceutical market was expected to grow 25-27% in 2011 to about $50 billion, making it the third largest pharmaceutical market behind the United States and Japan.  The growth in Chinese pharmaceutical market is driven by several factors including improving standards of living and an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System and the increase in government spending on public health care. In January 2009, the Chinese government approved a healthcare reform plan and has budgeted RMB 850 billion, or $133 billion, for a three year program to make medical services and products more affordable and accessible to the whole population.

 Narcotics Industry in China
The pharmaceutical market in China is highly fragmented today. We believe there are over 3,000 small enterprises currently engaged in the development, manufacture and sale of pharmaceutical products, and we expect significant consolidation of pharmaceutical business, products and technologies in China in near future.  However, based on recent statistics provided by the Chinese SFDA, there are only 13 pharmaceutical companies designated by the China SFDA as narcotic drug producers in China.

Regulatory and Quality Control
Each of our pharmaceutical products has certain medicinal functions and has demonstrated safety and efficacy in accordance with the China SFDA requirements for the treatment of one or more therapeutic indications.  Our products are produced in various formulations, such as injection, tablets, capsules, oral solution and powders.  Our manufacturing facility in China is GMP certified, fully integrated with manufacturing support systems including quality assurance, quality control and regulatory compliance. We have developed our own independent quality control systems in accordance with SFDA regulations. Our quality assurance team devotes significant attention to quality control for designing, manufacturing and testing our products, and is also responsible for ensuring that we are in compliance with all applicable national and local regulations and standards, as well as our internal policies. Our senior management team is also actively involved in setting quality assurance policies and managing internal and external quality performance. These support systems enable us to maintain high standards of quality for our products and deliver reliable products to our customers on a timely basis.

Results of Operations

Revenues for the three months ended December 31, 2011 were $2,124,333, representing a 9.5% increase over the revenues of $1,940,539 realized during the same period in 2010.  In the quarter, foreign currency translation added 3.1% to sales growth.  Sales of the Company’s main product, Zhongtongan, increased significantly from the same period in 2010, mainly due to an increase in the number of hospital customers.

For the six months ended December 31, 2011, revenues were $3,654,401, a 0.7% decrease from revenues of $3,681,212 realized during the same period in 2010.  Sales of Zhongtongan still increased modestly from the same period in 2010, but the increase was more than offset by the decline in sales of other products.  The Company has reduced promotional efforts on certain non-proprietary products since the beginning of 2011.

Cost of sales was $843,345 for the three months ended December 31, 2011, 8.7% more than the $775,846 in costs incurred during the same period in 2010.  Gross profit was $1,280,988 during the three months ended December 31, 2011, 10% higher than the same period a year earlier, reflecting mostly increased revenues.  Gross margin was 60.3% during the three months ended December 31, 2011, essentially unchanged from the gross margin of 60.0% for the same period a year earlier.  For the six months ended December 31, 2011, cost of sales was $1,505,895, 6.1% lower than the $1,603,141 in costs incurred during the same period in 2010.  Gross profit was $2,148,506 during the six months ended December 31, 2011, 3.4% higher than the same period a year earlier.  Gross margin was 58.8% during the six months ended December 31, 2011, 2.3% higher than the gross margin of 56.5% for the same period a year earlier.  During the six months ended December 31, 2011, gross margin has been negatively influenced by higher raw material costs.  However, the effect was more than offset by product mix shift (lower sales of low margin products) as well as overall manufacturing efficiency enhancement.

Research and development expenses were $154,541 during the three months ended December 31, 2011, representing a 19.5% decrease from the $191,950 incurred during the same period in 2010.  During the six months ended December 31, 2011, research and development expenses were $260,940, representing a 5.9% decrease from $277,398 incurred during the same period in 2010.  R&D expenses could fluctuate significantly from period to period, reflecting the progress and timing of various development projects.

General and administrative expenses were $764,568 in the three months ended December 31, 2011, 49.4% lower than $1,510,140 incurred in the same period a year earlier.  For the six months ended December 31, 2011, general and administrative expenses were $1,510,811, 37.5% lower than $2,419,196 incurred during the six months a year earlier.  The main reason for the decrease was bad debt expense.  Company’s effort to reduce cost was another importance factor.  Bad debt expenses of $457,352 were recorded for the three months ended December 31, 2010, but none for the same period a year later.  The Company sells products to both distributors and retailers, and the payment terms range from 30 days to 90 days from invoice date or receipt of goods, whichever is later.  Collectability of accounts receivables is evaluated periodically, and a bad debt reserve is calculated based on their aging and the results of collection action.  If the calculated bad debt reserve is higher than a previous period, the increase will generate a bad debt expense.  The aforesaid review led us to record a bad debt expense of $457,352 during the second fiscal quarter in 2010.  In the corresponding fiscal quarter in 2011, no additional reserve was needed; hence, no bad debt expense.

Selling expenses in the amount of $366,531 incurred during the three months ended December 31, 2011 were slightly higher than $362,071 spent on selling during the same period in 2010.  During the six months ended December 31, 2011, selling expenses in the amount of $729,824 were 16.5% lower than $873,892 spent on selling during the same period in 2010.  The Company reduced marketing efforts for non-profitable products during the three months ended September 30, 2011, which led to lower selling expenses, and increased promotional efforts for proprietary products during the three months ended December 31, 2011.

The Company had a loss from operations of $150,860 for the quarter ended December 31, 2011.  In the same period a year earlier, it had a loss from operations of $1,049,730.   For the six months ended December 31, 2011, the Company had a loss from operations of $646,817, 64% lower than the $1,794,721 incurred during the same period a year earlier. The significant decrease in the loss was primarily due to lower general and administrative expenses.

Interest expense was $419,113 for the three months ended December 31, 2011, an 8.8% increase from the $385,327 incurred during the same period a year earlier.  For the six month period, interest expense was $837,544, 10.2% higher than the $760,108 incurred during the same period in 2010.  The increase in interest expense was due to higher interest rates upon renewal of loans and currency exchange rate change.

During the 2011 fiscal year, the volatility in the market price of the Company’s common stock has a significant impact on the fair valuation of outstanding warrant liabilities.  During the quarter ended December 31, 2010, this value decreased by $894,306, mainly due to a decline in volatility in the market price of the Company’s common stock.  The decrease was recorded as other income for the three months ended December 31, 2010.  Similarly, a decrease in the value of the warrants led to other income of $1,117,023 for the six months ended December 31, 2010.  However, the warrants expired without exercise on September 28, 2011, with the result that we realized only $1,161 in other income attributable to the warrants during the six months ended December 31, 2011, and none during the three months then ended.

During the three months ended December 31, 2011, we recorded an other expense of $36,994, which represented our 51% beneficial interest in the loss incurred in that period by our joint venture with Johnson Matthey PLC.  Our portion of the joint venture’s loss during the six months ended December 31, 2011 was $78,930.  The joint venture had no operations during the same periods of the prior year.

In the three months ended December 31, 2011, the Company’s subsidiary in China, Hebei Aoxing, received an interest payment assistance subsidy of RMB 2,000,000 ($312,490) from the Industry and Information Technology Department and the Finance Department of Hebei Province for manufacturing facility improvements.  In the same period in 2010, Hebei Aoxing received a similar subsidy of RMB 1,750,000 ($262,960).  We recorded the subsidies as other income.

The Company realized a net loss of $334,913 for the three months ended December 31, 2011.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s income was attributed to the minority interest.  Therefore the net loss for the three months ended December 31, 2011 attributable to the shareholders of Aoxing Pharmaceutical was $335,328.  In comparison, during the three months ended December 31, 2010, there was a net loss of $50,255 attributable to the Company’s shareholders, after deducting loss attributable to the 5% minority interest in Hebei Aoxing.  During the six months ended December 31, 2011, net loss to the shareholders of Aoxing Pharmaceutical was $1,105,003, as compared to a net loss of $704,194 for the same period a year earlier, excluding the 5% minority interest.

Our business operates entirely in Chinese Renminbi, but we report our results in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first six months of fiscal 2012, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $554,366.  During the first half of fiscal 2011, when exchange rates were somewhat more volatile, the effect of converting our financial results from RMB to U.S. Dollars was to increase accumulated other comprehensive income by $870,632.

Liquidity and Capital Resources

Operations during the six months ended December 31, 2011 used $150,469 in cash, as compared to $1,329,741 used for operations during the six months ended December 31, 2010.  The primary reasons for the decreased use of cash were the efforts to reduce costs, increased accrued expenses and other liabilities, and better results in collecting accounts receivables in comparison to the same period in 2010.

Investing activities used $40,071 in cash during the six months ended December 31, 2011.  During the six months ended December 31, 2010 investing activities used $753,479 in cash, as the Company invested $1,044,528 in additional property and equipment.  Repayment from loans to unrelated party reduced the cash use by $291,049.

Our cash flows from financing activities amounted to $3,194,634 during the six months ended December 31, 2011.  On December 5, 2011, the Company’s operating subsidiary in China, Hebei Aoxing, executed a financing agreement with Shijiazhuang Construction Investment Group and China Construction Bank. Under the agreement, the Company obtained a loan of RMB 20 million ($3,124,902) from Shijiazhuang Construction Investment Group, disbursed through China Construction Bank.  On September 2, 2010, the Company completed a 6-month loan financing in the total amount of RMB 5 million ($756,224) to improve working capital.  Net cash flows from financing in the six months ended December 31, 2010 were $769,382.

As a result of the several debt refinancing during fiscal 2011 and the first half of fiscal 2012, our debt service obligations on December 31, 2011 were as following:

Contractual Obligations	Total	< 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	> 5 Years
Short-term Borrowing	$3,374,402	$3,374,402	$-	$-	$-	$-	$-
Banks	8,632,190	8,632,190
Affiliates	3,753,984	1,104,435	206,250	2,443,299
Others	1,954,014	107,353		1,846,661
TOTAL	$17,714,590	$13,218,380	$206,250	$4,289,960	$-	$-	$-

On December 31, 2011, the Company’s short-term debt obligation was $13.2 million in total.  Management currently does not foresee significant hurdles to refinancing these loans. For the next 12 months, management anticipates cash flow from operations will improve, due to increased product sales and efforts to preserve cash. Additionally, management does not expect any large capital expenditure projects in the next 12 months.  As a result, the Company will be able to operate at much lower cash burn rates, without a major impact on its operations.

On December 31, 2011, the Company had cash of $5.8 million in bank accounts, which management believe will be sufficient to support the Company’s operation in the next 12 months.  However, the Company will continue to seek financing to fund expansion of our operations, extend our reach to broader markets, or to acquire additional entities.  We may rely on bank borrowing as well as capital raises.  We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which could result in significant dilution to our current investors.  Other options under consideration include issuance of convertible debt, a new bridge loan, and arrangement to out-license intellectual property.  We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Aoxing Pharmaceutical in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Aoxing Pharmaceutical is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Aoxing Pharmaceutical’s system of disclosure controls and procedures was effective as of December 31, 2011 for the purposes described in this paragraph.

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

Item 2.    Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

In November and December 2011 the Company issued a total of 101,682 shares of common stock to a service provider.  The shares were issued in consideration of services provided at a value of $91,000 negotiated in the Company’s contract with the service provider.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the shares were issued to an entity whose principals were sophisticated investors who had access to information regarding the Company and were acquiring the shares for the entity’s own account.  There was no underwriter involved.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2012.

Item 6.     Exhibits

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32	Rule 13a-14(b) Certification

101.ins	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

AOXING PHARMACEUTICAL COMPANY, INC.

Date: February 14, 2012	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer

Date: February 14, 2012	By: /s/ Bob Ai
Bob Ai, Chief Financial Officer