Form 10-Q
period 2012-03-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2012-05-15
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2012

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

Yes X                    No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer__Accelerated filer__ Non-accelerated filer__ Smaller reporting company    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___           No      X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 15, 2012
Common Stock: 49,469,837

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS
		Page No
Part I	Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets – March 31, 2012 (unaudited) and
	June 30, 2011	2
	Condensed Consolidated Statements of Operations and Other Comprehensive
	Income (Loss) – for the Three and Nine Months Ended March 31,
	2012 and 2011 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows – for the Nine Months
	Ended March 31, 2012 and 2011 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20
Part II	Other Information
Item 1.	Legal proceedings	21
Items 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	23
Signatures

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2012	2011
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$3,902,723	$2,770,744
Accounts receivable, net of allowance for doubtful accounts of
$574,768 and $543,697, respectively	2,681,589	2,008,024
Inventory, net	1,577,500	1,469,417
Prepaid expenses and other current assets	1,732,411	1,130,010
TOTAL CURRENT ASSETS	9,894,223	7,378,195

LONG-TERM ASSETS:
Property and equipment, net	26,758,871	26,669,156
Deferred income tax	-	2,614,817
Goodwill	20,293,321	19,916,128
Other intangible assets, net	1,328,246	1,388,704
Investment in joint venture	425,748	521,541
TOTAL LONG-TERM ASSETS	48,806,186	51,110,346

TOTAL ASSETS	$58,700,409	$58,488,541

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,592,242	$2,659,727
Short-term borrowing	3,241,260	232,055
Loan payable - bank	8,696,065	8,508,663
Current portion of loan payable - related parties	213,569	5,793
Current portion of loan payable - other	161,905	23,515
Accrued expenses and other current liabilities	3,489,817	3,206,009
TOTAL CURRENT LIABILITIES	18,394,858	14,635,762

LONG-TERM LIABILITIES:
Loan payable - related parties, net of current portion	3,497,001	3,696,210
- others, net of current portion	1,688,934	1,831,838
Warrant liabilities	-	1,161
TOTAL LONG-TERM LIABILITIES	5,185,935	5,529,209

Common stock, par value $0.001, 100,000,000 shares authorized,
49,469,837 and 49,158,955 shares issued and outstanding
on March 31,2012 and June 30, 2011, respectively	49,470	49,159
Additional paid in capital	57,870,858	57,382,109
Accumulated deficit	(24,834,760)	(20,525,372)
Other comprehensive income	2,638,402	1,885,531
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	35,723,970	38,791,427

Non-controlling interests in subsidiaries	(604,354)	(467,857)
TOTAL EQUITY	35,119,616	38,323,570

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,700,409	$58,488,541

See accompanying notes to condensed consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

SALES	$1,807,284	$1,628,627	$5,461,685	$5,309,839
COST OF SALES	796,681	807,492	2,302,576	2,410,633
GROSS PROFIT	1,010,603	821,135	3,159,109	2,899,206

OPERATING EXPENSES:
Research and development expense	103,237	70,362	364,177	347,760
General and administrative expenses	699,678	1,364,117	2,210,489	3,785,867
Selling expenses	496,192	354,600	1,226,016	1,228,492
Depreciation and amortization	148,448	155,960	442,197	458,266
TOTAL OPERATING EXPENSES	1,447,555	1,945,039	4,242,879	5,820,385

LOSS FROM OPERATIONS	(436,952)	(1,123,904)	(1,083,770)	(2,921,179)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(507,758)	(451,782)	(1,345,302)	(1,211,890)
Change in fair value of warrant and derivative liabilities	-	726,567	1,161	1,843,590
Equity in loss of joint venture	(27,527)	-	(106,457)	-
Subsidy income	351,185		663,675	265,514
TOTAL OTHER INCOME (EXPENSE)	(184,100)	274,785	(786,923)	897,214

LOSS BEFORE INCOME TAXES	(621,052)	(849,119)	(1,870,693)	(2,023,965)

Income taxes (benefit)	2,735,675	(280,004)	2,614,817	(672,214)

NET LOSS	(3,356,727)	(569,115)	(4,485,510)	(1,351,751)

Net loss attributed to non-controlling interest in subsidiaries	(152,343)	(56,001)	(176,122)	(134,443)
LOSS ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	(3,204,384)	(513,114)	(4,309,388)	(1,217,308)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	238,131	91,017	792,496	961,649

COMPREHENSIVE LOSS	(2,966,253)	(422,097)	(3,516,892)	(255,659)

Other comprehensive income attributable to non-controlling interest	11,907	4,334	39,625	45,793

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(2,978,160)	$(426,431)	$(3,556,517)	$(301,452)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.06)	$(0.01)	$(0.09)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,433,638	46,505,576	49,290,772	46,498,409

See accompanying notes to condensed consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	March 31,
	2012	2011

OPERATING ACTIVITIES:
Net income (loss)	$(4,309,388)	$(1,217,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	887,166	875,303
Deferred income tax	2,614,817	(672,214)
Inventory markdown	11,155	-
Bad debts	18,949	714,242
Common stock issued for services	489,059	415,612
Change in fair value of warrants and derivative liability	(1,161)	(1,843,590)
Equity loss of joint venture, net	106,457	-
Net loss attributable to non-controlling interests	(176,122)	(134,443)
Changes in operating assets and liabilities:
Accounts receivable	(643,460)	(1,389,515)
Inventories	(86,294)	(350,696)
Prepaid expenses and other current assets	(573,463)	(236,548)
Accounts payable	(179,633)	601,753
Accrued expenses and other current liabilities	298,305	723,922
NET CASH USED IN OPERATING ACTIVITIES	(1,543,613)	(2,513,482)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(195,472)	(1,136,634)
Proceeds from unrelated parties	-	292,896
NET CASH USED IN INVESTING ACTIVITIES	(195,472)	(843,738)

FINANCING ACTIVITIES:
Short-term borrowings	2,981,047	(76,102)
Proceeds from (repayment of) other borrowings	(45,029)	2,381,565
Repayment of loans from related party	(72,283)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,863,735	2,305,463

EFFECT OF EXCHANGE RATE ON CASH	7,329	183,834

INCREASE (DECREASE) IN CASH	1,131,979	(867,923)
CASH – BEGINNING OF YEAR	2,770,744	3,985,710
CASH – END OF PERIOD	$3,902,723	$3,117,787

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,600,040	$879,437
Cash paid for income taxes	-	-

See accompanying notes to condensed consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
Unaudited)

1           BASIS OF PRESENTATION

The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. The information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year or any other periods. The consolidated balance sheet as of June 30, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. These interim financial statements should be read in conjunction with that report.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on form 10-K for the fiscal year ended June 30, 2011 filed on September 28, 2011

2           BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Aoxing Pharmaceutical Co., Inc. (“the Company” or “Aoxing Pharma”) is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products.

As of March 31, 2012, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei Aoxing”), which is organized under the laws of the People’s Republic of China (“PRC”).  As of March 31, 2012, the Company owned 95% of the issued and outstanding common stock of Hebei Aoxing.

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

In April, 2008, Hebei Aoxing completed the acquisition of 100% of the registered capital of Lerentang (“LRT”).  LRT was engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China and has been completely integrated into Hebei Aoxing.  Currently over 80% of the Company’s revenues derive from one herbal extraction, obtained from the acquisition of LRT and used to alleviate oral/dental and bone pain.

Liquidity and Capital Resources

Currently and historically, the Company has managed to operate the business with negative net working capital. The Company’s negative working capital is primarily due to substantial short-term loans from banks. The Company is able to operate with a negative net working capital because of local governmental subsidies and loans from unrelated and related parties. Additionally, local banks continue to roll over the Company’s short-term debt obligations as they come due. In April 2012, two local banks loans totaling $8.6 million were renewed with each loan now maturing in April 2013. The Company believes operating cash flows turning positive in the near-term, continued support from related parties, and the ability to continue to roll over short-term debt, taken together, provide adequate resources to fund ongoing operations in the foreseeable future. The Company believes that the increased market demand for its main product in the near term and sales from several new products in future years will produce substantial positive cash flow. If the Company’s short-term cash flows decrease significantly and the Company is unable to pay its short-term liabilities, the Company’s business, financial condition and results of operations could be materially affected.

Investment in Joint Venture (“JV”)

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc (‘JM”) entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients for narcotics and neurological drugs for the China market. The joint venture represents a significant new opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China.  Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei will contribute capital, fixed assets and related active pharmaceutical ingredients manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. (“API”).  Hebei Aoxing has a 51% stake in API, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of JM) holds 49%. Each company has equal representation on the board of directors that will oversee a management team responsible for corporate strategies and operations.  The new joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment is projected to be approximately $15 million during the first five years, which will be shared between the equity shareholders of the joint venture. On March 10, 2010, the joint venture obtained a business license from the City Industry & Commercial Administrative Bureau. The Company accounts for its investment in the Joint Venture under the equity method of accounting.

Use of estimates in the preparation of financial statements

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, the recoverability of the carrying amount and estimated useful lives of long-lived assets, allowance for accounts receivable, realizable values for inventories, valuation allowance of deferred tax assets, impairment assessment of goodwill, and share-based compensation expenses. Management makes these estimates using the best information available at the time the estimates are made; however, actual results when ultimately realized could differ significantly from those estimates.

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

Goodwill and intangible assets

Goodwill was the result of the acquisition of LRT and 35% Hebei Aoxing in 2008. Goodwill represents the cost of the acquired business in excess of the fair value of identifiable tangible and intangible net assets purchased.

Intangible assets include drug permits and land use rights and are recorded at cost less accumulated amortization and any recognized impairment loss. The drug permits are amortized over its estimated useful life of 15 years on a straight-line basis.

The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. The acquisition of LRT has been completely integrated into the Hebei Aoxing reporting unit.  Goodwill of this reporting unit Hebei Aoxing) will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company did not experience any such events or circumstances during the three months ended March 31, 2012. The Company will perform the annual goodwill impairment test during the fourth quarter of each fiscal year.

Amortization expense for the nine months ended March 31, 2012 and 2011 were $208,055 and $210,260, respectively.

Fair value measurement

The Company has adopted ASC Topic 820, Fair Value Measurement and Disclosure, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The carrying amount of cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short term nature of these items.

As of March 31, 2012, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value.  The Company’s short-term borrowings, loans payable, related party notes payable and unrelated party notes payable that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of March 31, 2012.

The Company does not have any level 3 financial instruments.  The Company uses the discounted cash flow approach when determining fair values of its non-recurring fair value measurements when required. We determine the fair value of our goodwill for purposes of comparing to the carrying value on at least an annual basis. Our goodwill would be adjusted to fair value if it is deemed to be impaired  Certain unobservable units for these assets are offered quotes, lack of marketability, long-term revenue growth rates and discounts rates.  For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement.  In general, a change in the long-term growth rate of our Hebei Aoxing business unit could negatively affect the fair value of our goodwill.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

During September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The amendments in ASU 2011-08 are intended to reduce the cost and complexity associated with goodwill impairment tests required under the Accounting Standard Codification Topic 350 Intangibles – Goodwill and Other. The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  ASU 2011-08 will be effective for the Company during the annual impairment analysis performed in the fourth quarter of fiscal year ended June 30, 2012, but will not have an impact to the consolidated financial statements.

During June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  The Company has adopted ASU No. 2011-05, which resulted in the components of comprehensive income to be presented within the consolidated statements of operations and comprehensive income (loss).

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact to our consolidated financial position or results of operations.

Reclassifications

Certain 2011 amounts have been reclassified to conform to the current year’s financial statements presentation. These reclassifications had no impact on the previously reported financial position or results of operations.

3           INVENTORIES

Inventories consist of the following:

	March 31,	June 30,
	2012 (unaudited)	2011

Raw materials	$478,601	$1,017,658
Work in process	594,573	159,388
Finished goods	565,173	313,681
Allowance	(60,847)	(21,310)
Total	$1,577,500	$1,469,417

4            EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in API (see Note 2), under the equity method of accounting.

Summarized unaudited financial information for our investment in API, assuming a 100% ownership interest, is as follows:
	March 31,	June 30,
	2012	2011
Current assets	$230,657	$126,458
Noncurrent assets	669,874	627,660
Current liabilities	123,065	150,379
Noncurrent liabilities	-	-
Equity	777,466	603,738
Revenues	-	-
General and administrative expenses for nine months	208,740	-
Net income (loss) for nine months	$(208,740)	$-

5           SHORT-TERM BORROWING FROM UNLATED PARTIES

Short-term borrowing consists of the following:

	March 31,	June 30,
	2012 (unaudited)	2011

Shijiazhuang Finance Bureau (a)	$79,055	$232,055
Shijiazhuang Construction Investment Group Co., Ltd (b)	3,162,205	-
Total	$3,241,260	$232,055

(a) A non-interest bearing note payable to Shijiazhuang Finance Bureau, an agency of a local government, due on demand.

(b) A one-year term loan from Shijiazhuang Construction Investment Group, disbursed through China Construction Bank. The note bears an annual interest rate of 15% and is due on December 4, 2012. The note was secured by certain approval, registered trademark, and renewal certificates relating to Aoxing’sZhongtongan capsule.

6           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2012	June 30,
	(unaudited)	2011
Accrued salaries and benefits	$541,006	$555,617
Accrued interest	529,972	745,866
Accrued taxes	396,201	316,229
Deposit payable	797,128	505,977
Due to employee	45,512	44,532
Other accrued expenses and current liabilities	1,180,001	1,037,788
Total	3,489,819	3,206,009

7           LOAN PAYABLE - BANK

Loans payable – bank consists of the following loans collateralized by assets of the Company.

	March 31, 2012	June 30, 2011
	(unaudited)
Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 7.572%, set to be 20% higher than the interest rate of the China People Bank rate, initially made on April 29, 2010 for one year and renewed on April 15, 2011 for one year maturing on April 15, 2012	$4,743,308	$4,641,089
Bank Note in the amount of 25 million RMB with China Citic Bank bearing an annual floating rate of 6.941%, set to be 10% higher than the interest rate of the China People Bank rate, initially made on May 5, 2010 for one year and renewed on April 20, 2011 for one year maturing on April 20, 2012	3,952,757	3,867,574
Total	$8,696,065	$8,508,663

8           LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 15.23% per annum as of March 31, 2012 and 15.13% per annum as of June 30, 1011. Loans will mature as follows:

	March 31,	June 30,
	2012	2011
	(unaudited)
Within one year	213,569	5,793
1 – 2 years		1,286,219
2 – 3 years	3,497,001	2,180,142
3 – 4 years		229,849
Total	3,710,570	3,702,003
Less current portion	-213,569	-5,793
	3,497,001	3,696,210

9             LOAN PAYABLE – OTHERS

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 17.44% per annum as of March 31, 2012 and 17.9% per annum as of June 30, 2011.  Loans will mature as following:

	March 31,	June 30,
	2012 (unaudited)	2011
Within one year	$161,905	$23,515
1 – 2 years
2 – 3 years	1,688,934
3 – 4 years		1,831,838
Total	1,850,839	1,855,353
Less current portion	(161,905)	(23,515
	$1,688,934	$1,831,838

10           ISSUANCE OF COMMON STOCK

During the three months period ended March 31, 2011, the Company issued 54,275 shares of common stock to an independent director for services rendered. These shares were valued using the stock price at grant date.  Total value of the compensation is approximately $22,000.  During the nine month period ended March 31, 2011, the Company issued 149,200 shares of common stock to the same independent director for services rendered. Total value of the compensation is approximately $66,000.

On November 21, 2011, the Company issued 60,000 shares of common stock to three independent directors for services rendered by them from November 2010 to October 2011.  Total value of the stock grants is$24,000, based on the closing stock price, $0.40, on November 21, 2011.

On November 29, 2011, the Company issued 79,444 shares of common stock to a third party service provider for services rendered from November 2010 to September 2011.  On March 12, 2011, the Company issued 22,238 shares of common stock to the same service provider for service rendered from October 2011 to March 2011.  These shares were valued using the average share price of the Company’s common stock during the three months ended September 30, 2011 or $0.90 per share, whichever was higher.  Total values of the stock grants are $71,500 and $19,500, respectively.

11          TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on incomereported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax expense (benefit) at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Nine Months Ended March 31,
	2012	2011
Tax at U.S. Statutory rate	$(654,743)	$(708,388)
Tax rate difference between China and U.S.	90,762	268,886
Change in Valuation Allowance	3,178,797	(232,712)
Tax at effective rate	$2,614,817	$(672,214)

    The income tax expense (benefit) are summarized as follows:
	Nine Months Ended March 31,
	2012	2011
Current	$-	$-
Deferred - U.S.	(337,075)	232,712
Deferred - China	200,954)	(672,214)
Valuation allowance – US	337,075	(232,712)
Valuation allowance - China	(2,815,771)	-
Total	2,614,817	(672,214)

During the quarter ended March 31, 2012, the Company recorded a full valuation allowance for its deferred tax asset balance related to China.  The deferred tax assets are substantially related to loss carry forwards for the past 5 years under Chinese tax law. At the end of 2011, the local Food and Drug Administration implemented a Chinese medical reform program for certain essential medicines which limits unit price.  Over 50,000 state owned primary-level medical and health care institutions are using this basic drug program and the selling price of this drugs decrease 30% when comparing with prior year.  In addition, on April 15, 2012, a famous Chinese TV program ‘Weekly quality report’ exposed that pharmaceutical enterprises purchased capsule medication contain excessive amount of chromium, which is hazardous to human health. It was alleged that nine pharmaceutical enterprises with 13 kinds of medicine have excessive amount of chromium in their products.  Immediately the State Food and Drug Administration (“SFDA”) began a national wide drug safety investigation.  This resulted in the SFDA deferring all new drug approvals.  The negative impact on selling prices of current products and the Company’s forecast of two new medicines that were imminent significantly impacted the Company’s forecasted  future taxable income to support the deferred tax asset balance recorded.  Because of the current situation in China, the Company provided a full valuation allowance of $2,815,771 for the deferred tax assets from China as of March 31, 2012.

For the period ended March 31, 2012 and June 30, 2011, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2012 and June 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

12         CONCENTRATIONS

Sales to three major customers were 28%, 11%, and 10% for the three months ended March 31, 2012.  Sales to two major customers were 29% and 15% for the three months ended March 31, 2011.

Sales of three major products represented approximately 88%, 3% and 2% of total sales for the three months ended March 31, 2012, and 84%, 3% and 3% of total sales for the three months ended March 31, 2011.

Sales to three major customers were 18%, 14%, 10% for the nine months ended March 31, 2012.  Sales to two major customers were 28% and 14% for the nine months ended March 31, 2011

Sales of three major products represented approximately 86%, 4% and 1% of total sales for the nine months ended March 31, 2012, and 81%, 6% and 3% of total sales for the nine months ended March 31, 2011.

As of March 31, 2012, the two largest accounts receivables represented 20.2% and 8.9% of the Company’s accounts receivable balance. As of march 31, 2011, the two largest accounts receivables represented 31.8% and 13.2% of the Company’s accounts receivable balance.

13          SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events that have occurred through the date these financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Aoxing Pharmaceutical Company, Inc. that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of any unanticipated events.

Outline of Our Business

Aoxing Pharmaceutical Company, Inc. (the “Company” or “Aoxing Pharma”) is a Florida incorporated specialty pharmaceutical company with its main operations in China, specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products.  Its common stock is currently trading on the NYSE AMEX under the ticker symbol “AXN”.  Our product line is comprised of prescription and over-the-counter pharmaceutical products.  Our pharmaceutical products have been approved by the Chinese State Food and Drug Administration, or SFDA, based on demonstrated safety and efficacy. We sell our products primarily to hospitals, clinics, pharmacies and retail in most of the provinces of China, including rural areas and major cities.

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

In February 2010, Aoxing Pharma and QRxPharma Ltd. announced a strategic alliance to collaborate in the development of two proprietary narcotic drugs in China and ex-China markets: MoxDuo®IV, an intravenous formulation, as well as MoxDuo®IR, an immediate release capsule presently in pivotal Phase 3 studies in the United States.  Both products are based on QRxPharma’s patented morphine and oxycodone Dual-Opioid™ technology for the acute treatment of moderate to severe pain.  Under the terms of the agreement, Aoxing Pharma will fund the development of MoxDuo®IVand MoxDuo®IRfor the China market in exchange for exclusive marketing rights in China.  QRxPharma will retain ownership of both products and may use the clinical work completed by Aoxing Pharma for product registration purposes outside of China. Extensive clinical studies have demonstratedthat QRxPharma’sDual-Opioids™ provide as good or better pain relief than either morphine or oxycodone alone, but with significantly fewer side effects, giving doctors and patients more options in the treatment of moderate to severe pain from the hospital to the home.

Pharmaceutical Market in China
According to IMS health, the global pharmaceutical market in 2011 was expected to be about $880 billion and expected to grow 5-7% in 2011 while the Chinese pharmaceutical market was expected to grow 25-27% in 2011 to about $50 billion, making it the third largest pharmaceutical market behind the United States and Japan.  Some estimates (such as the Pharma Letter) even suggest that China may replace Japan to become the second largest pharmaceutical market by 2014.  The growth in the Chinese pharmaceutical market is driven by several factors, including improving standards of living and an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System, and the increase in government spending on public health care. In January 2009, the Chinese government approved a healthcare reform plan and has budgeted RMB 850 billion, or $133 billion, for a three year program to make medical services and products more affordable and accessible to the whole population.

 Narcotics Industry in China
The pharmaceutical market in China is highly fragmented today. We believe there are over 3,000 small enterprises currently engaged in the development, manufacture and sale of pharmaceutical products, and we expect significant consolidation of pharmaceutical business, products and technologies in China in the near future.  However, based on recent statistics provided by the Chinese SFDA, there are only 13 pharmaceutical companies designated by the China SFDA as narcotic drug producers in China.

Regulatory and Quality Control
Each of our pharmaceutical products has certain medicinal functions and has demonstrated safety and efficacy in accordance with the China SFDA requirements for the treatment of one or more therapeutic indications.  Our products are produced in various formulations, such as injection, tablets, capsules, pills, tincture, oral solution and powders.  Our manufacturing facility in China is GMP certified, fully integrated with manufacturing support systems including quality assurance, quality control and regulatory compliance. We have developed our own independent quality control systems in accordance with SFDA regulations. Our quality assurance team devotes significant attention to quality control for designing, manufacturing and testing our products, and is also responsible for ensuring that we are in compliance with all applicable national and local regulations and standards, as well as our internal policies. Our senior management team is also actively involved in setting quality assurance policies and managing internal and external quality performance. These support systems enable us to maintain high standards of quality for our products and deliver reliable products to our customers on a timely basis.

Results of Operations

Certain 2011 amounts have been reclassified to conform to the current year’s financial statements presentation. These reclassification shad no impact on the previously reported financial position, results of operations or cash flows.

Sales for the three months ended March 31, 2012 were $1,807,284, representing an11% increase over the revenues of $1,628,627 realized during the same period in 2011.  In the recent quarter, foreign currency translation added 3.4% to sales growth.  Sales of the Company’s main product, Zhongtongan, increased significantly from the same period in 2011, mainly due to increased promotional efforts.

For the nine months ended March 31, 2012, revenues were $5,461,685, a 2.9% increase from revenues of $5,309,839 realized during the same period in 2011.  Sales in local currency were essentially flat in comparison to the same period in 2011.  Sales of Zhongtongan increased significantly from the same period in 2011, but the increase was offset by the decline in sales of other products.  The Company has reduced promotional efforts on certain non-proprietary products since the beginning of 2011.

Cost of sales was $796,681 for the three months ended March 31, 2012, 1.3% less than $807,492 in costs incurred during the same period in 2011.  Gross profit was $1,010,603 during the three months ended March 31, 2012, 23.1% higher than the same period a year earlier, reflecting increased sales as well as better gross margin.  Gross margin was 55.9% during the three months ended March 31, 2012, significantly higher than the gross margin of 50.4% for the same period a year earlier.  For the nine months ended March 31, 2012, cost of sales was$2,302,576, 4.5% lower than the $2,410,633 in costs incurred during the same period in 2011.  Gross profit was $3,159,109 during the nine months ended March 31, 2012, 9% higher than the same period a year earlier.  Gross margin was 57.8% during the nine months ended March 31, 2012, 3.2% higher than the gross margin of 54.6% for the same period a year earlier.  During the nine months ended March 31, 2012, gross margin has been negatively influenced by higher raw material costs.  However, the effect was more than offset by product mix shift (lower sales of low margin products) as well as overall manufacturing efficiency enhancement.

Research and development expenses were $103,237 during the three months ended March 31, 2012, significantly higher than the $70,362 incurred during the same period in 2011.  During the nine months ended March 31, 2012, research and development expenses were $364,177, essentially unchanged in local currency from $347,760 incurred during the same period in 2011.  R&D expenses could fluctuate significantly from period to period, reflecting the progress and timing of various development projects.

General and administrative expenses were $699,678 in the three months ended March 31, 2012, 48.7% lower than $1,364,117 incurred in the same period a year earlier. For the nine months ended March 31, 2012, general and administrative expenses were $2,210,489, 41.6% lower than $3,785,867 incurred during the nine months a year earlier. The main reasons for the decrease were the Company’s effort to reduce costs and lower bad debt expenses. During the nine months ended March 31, 2012, salary and benefits decreased by $314,375 due to reduced manager and staff levels and canceling of the current year management bonuses. In addition, the Company increased efforts in collecting outstanding receivables during the period. The result was a decrease in bad debt expenses by $235,676 and $693,027 for the three and nine months ended March 31, 2012 compared to the same periods in the prior year. Bad debt expense of $18,949 was recorded for the three months ended March 31, 2012. Other factors contributing to the decrease in general and administrative expenses included lower consulting fees and other office expenses.

Selling expenses in the amount of $496,192 incurred during the three months ended March 31, 2012 were about 40% higher than $354,600spent on selling during the same period in 2011.  During the nine months ended March 31, 2012, selling expenses in the amount of $1,226,016 were slightly less than $1,228,492 spent on selling during the same period in 2011.  The Company reduced marketing efforts for non-profitable products but increased promotional efforts for proprietary products during the three months ended March 31, 2012.

The Company had a loss from operations of$436,953 for the quarter ended March 31, 2012.  In the same period a year earlier, it had a loss from operations of $1,123,905.  For the nine months ended March 31, 2011, the Company had a loss from operations of $1,083,770, 62.9% lower than the $2,921,179 incurred during the same period a year earlier. The significant decrease in the loss was primarily due to lower general and administrative expenses and better gross margin.

Interest expense was $507,758 for the three months ended March 31, 2012, a 12.4% increase from the $451,782incurred during the same period a year earlier.  For the nine month period, interest expense was $1,345,302, 11% higher than the $1,211,890 incurred during the same period in 2011.  The increase in interest expense was due to higher interest rates upon renewal of loans and currency exchange rate change.

During the 2011 fiscal year, the volatility in the market price of the Company’s common stock has a significant impact on the fair valuation of outstanding warrant liabilities.  During the quarter ended March 31, 2011, this value decreased by $726,567, mainly due to a decline in volatility in the market price of the Company’s common stock.  The decrease was recorded as other income for the three months ended March 31, 2011.  Similarly, a decrease in the value of the warrants led to other income of $1,843,590 for the nine months ended March 31, 2011.  However, the warrants expired without exercise on September 28, 2011, with the result that we realized only $1,161 in other income attributable to the warrants during the nine months ended March 31, 2012, and none during the three months then ended.

During the three months ended March 31, 2012, we recorded other expenses of $27,527, which represented our 51% beneficial interest in the loss incurred in that period by our joint venture with Johnson Matthey PLC.  Our portion of the joint venture’s loss during the nine months ended March 31, 2012 was $106,457.  The joint venture had no operations during the same periods of the prior year.

In the three months ended March 31, 2012, the Company’s subsidiary in China, Hebei Aoxing, received three local government subsidies totaling RMB 2,230,000 (approximately $351,185). In the same period in 2011, there was no such income. These government subsidies have no restrictions and are for operating activities. We recorded the subsidies and grants as other income.

During the quarter ended March 31, 2012, the Company recorded a full valuation allowance for its deferred tax asset balance related to China. The deferred tax assets are substantially related to loss carry forwards for the past 5 years under Chinese tax law. At the end of 2011, the local Food and Drug Administration implemented a Chinese medical reform program for certain essential medicines which limits unit price. Over 50,000 state owned primary-level medical and health care institutions are using this basic drug program and the selling price of these drugs decreased 30% when compared with the prior year. In addition, on April 15, 2012, a famous Chinese TV program ‘Weekly quality report’ exposed that pharmaceutical enterprises purchased capsule medication contain excessive amount of chromium, which is hazardous to human health. Nine pharmaceutical enterprises with 13 kinds of medicine have excessive amount of chromium in their products. Immediately the State Food and Drug Administration (“SFDA”) began a national wide drug safety investigation. This resulted in the SFDA deferring all new drug approvals. The negative impact on selling prices of current products and the Company’s forecast of two new medicines that were imminent significantly impacted the Company’s forecasted future taxable income to support the deferred tax asset balance recorded. Because of the current situation in China, the Company provided a full valuation allowance of $2,815,771 for the deferred tax assets from China as of March 31, 2012.

The Company realized a net loss of $3,356,728 for the three months ended March 31, 2012.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s loss was attributed to the minority interest.  Therefore the net loss for the three months ended March 31, 2012 attributable to the shareholders of Aoxing Pharmaceutical was$3,204,384.  In comparison, during the three months ended March 31, 2011, there was a net loss of $513,114 attributable to the Company’s shareholders, after deducting loss attributable to the 5% minority interest in Hebei Aoxing.  During the nine months ended March 31, 2012, net loss to the shareholders of Aoxing Pharmaceutical was $4,485,510, as compared to a net loss of $1,351,751 for the same period a year earlier, excluding the 5% minority interest.

Our business operates entirely in Chinese Renminbi, but we report our results in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first nine months of fiscal 2012, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by$792,496.  During the first nine months of fiscal 2011, the effect of converting our financial results from RMB to U.S. Dollars was to increase accumulated other comprehensive income by $961,649.

Liquidity and Capital Resources

Operations during the nine months ended March 31, 2012 used $1,543,613 in cash, as compared to $2,513,482 used for operations during the nine months ended March 31, 2011.  The primary reasons for the decreased use of cash were the efforts to reduce general and administrative expenses, higher government subsidies, and less increase in inventories, in comparison to the same period in 2011.

Investing activities used a net $195,472 in cash during the nine months ended March 31, 2012.  During the nine months ended March 31, 2011 investing activities used $843,738 in cash, as the Company invested $1,136,634 in additional property and equipment. Proceeds from unrelated party increased the cash by $292,896.

Our cash flows from financing activities amounted to $2,863,735 during the nine months ended March 31, 2012.  On December 5, 2011, the Company’s operating subsidiary in China, Hebei Aoxing, executed a financing agreement with Shijiazhuang Construction Investment Group and China Construction Bank. Under the agreement, the Company obtained a loan of RMB 20 million ($3,137,944) from Shijiazhuang Construction Investment Group, disbursed through China Construction Bank.  The Company also paid down RMB 1 million ($156,897) to Shijiazhuang Finance Bureau.

As a result of the several debt refinancing during fiscal 2011 and the first nine months of fiscal 2012, our debt service obligations on March 31, 2012 were as following:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years
Short-term Borrowing	$3,241,260	$3,241,260	$-	$-	$-	$-	$-
Banks	8,696,065		8,696,065
Affiliates	3,710,570	213,569	0	3,497,001
Others	1,850,839	161,905		1,688,934
TOTAL	$17,498,734	$3,616,734	$8,696,065	$5,185,935	$-	$-	$-

On March 31, 2012, the Company’s short-term debt obligation was $12.3 million in total, primarily consisting of $8.7 million bank loans and $3.2 million term loan from Shijiazhuang Construction Investment Group. The bank loans were initially made in 2010 and secured by the Company’s fixed assets as collateral. Even though the loans were for a one-year term, as is customary in Chinese banking arrangements, the Company has never had any difficulty in obtaining renewal in the past. In April 2012, these bank loans were renewed again and will mature in April 2013. The $3.2 million term loan matures in December 2012. Management currently anticipates that it will also be renewed.

For the next 12 months, management anticipates cash use from operations will decrease, because of increased product sales and efforts to preserve cash. Additionally, management does not expect any large capital expenditure projects in the next 12 months.  As a result, the Company will be able to operate at much lower cash burn rates, without any major impact on its operations.

On March 31, 2012, the Company had cash of $3.9 million in bank accounts, which management believes will be sufficient to support the Company’s operation in the next 12 months.  The Company anticipates continued local governmental support.  It may also take additional loans from related parties, if necessary.  Furthermore, the Company will continue to seek financing to fund expansion of our operations, extend our reach to broader markets, or to acquire additional entities.  We may rely on bank borrowing as well as capital raises.  We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which could result in significant dilution to our current investors.  Other options under consideration include issuance of convertible debt, a new bridge loan, and arrangement to out-license intellectual property.  We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer.  Based on that evaluation, our chief executive and financial officers concluded that certain generally accepted accounting standards of the United States of America (“US GAAP”) and Securities and Exchange (“SEC”) reporting expertise were not followed during the quarterly reporting period.  Therefore, our disclosure controls and procedures were not effective as of March 31, 2012.  The Company previously engaged a 3rd party consultant to support the Company’s reporting requirements, but during the quarter ended March 31, 2012, the Company canceled the contract due to cost saving measures.  It was determined that the Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting causing a material weakness in internal controls.

To remediate the weakness, the Company plans to continue to train our internal accountants in US GAAP and SEC reporting and potentially engage another 3rd party consultant. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted by the PRC, management has determined they require additional training for US GAAP and SEC reporting. We plan for the above to be remediated, which we hope will provide for much greater credibility and consistency in the financial statements.

Changes in Internal Controls.
During the quarter ended March 31, 2012, the Company disengaged a 3rd party consultant from the financial statement reporting process as discuss above.  No other changes in the internal control over our financial reporting have come to management's attention during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II   -   OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any pending legal proceedings which involve us or any of our properties or subsidiaries.

Item 1A.  Risk Factors.

Pursuant to regulations for interim reporting, the Company is only required to disclose material changes to risk factors identified in form 10K. For a complete listing of risk factors, refer to the Company’s filed 10-K report for the year ended December 31, 2011.

Our auditor, like other independent registered public accounting firms operating in China, is not permitted to be subject to inspection by Public Company Accounting Oversight Board, and as such, investors may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditor is located in China, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by PCAOB. Inspections of other firms that PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of PCAOB to conduct inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of internal controls over financial reporting.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, we reported effective controls over financial statement reporting.  During our required quarterly assessment, we identified a material weakness related to certain generally accepted accounting standards of the United States of America (“US GAAP”) and Securities and Exchange (“SEC”) reporting expertise were not followed during the quarterly reporting period.   We cannot assure investors that, if our independent auditors are required to attest to our internal controls, they will agree with our analysis or will not have identified other material weaknesses in our internal controls or disclosure controls.

Our reporting obligations as a public company place a significant strain on our management and operational and financial resources and systems. Effective internal controls, particularly those related to valuation of assets and revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting may result in the loss of investor confidence in the reliability of our financial statements, which in turn may harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Item 2.     Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

The Company did not make any unregistered sales of equity securities during the third quarter at fiscal year 2012

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3nd quarter of fiscal 2012.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

AOXING PHARMACEUTICAL COMPANY, INC.

Date: May 15, 2012	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer

Date: May 15, 2012	By: /s/ Bob Ai
Bob Ai, Chief Financial and Accounting Officer