Form 10-K/A
period 2011-06-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2012-09-28
CIK 1060426

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

We have determined that, in our Annual Report as originally filed, a deferred tax asset in the amount of $2,614,817 was improperly valued as an asset as of June 30, 2011 and that a valuation allowance for 100% of the balance of the deferred tax asset should be recorded.  Upon review, management decided that the Company did not have sufficient competent evidence to support its conclusion that the Company would earn taxable income in the future against which it could realize the benefit of its net operating loss carryforwards.

The restatement has resulted in changes to the financial statements identified in Note 2 to the Consolidated Financial Statements.  The restatement has also resulted in the addition of Note 2 (Restatement) and a modification to Note 15 (Taxes) to the Consolidated Financial Statements, as well as appropriate changes to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In addition, as a result of discovering the need to restate, we have modified the disclosure in Item 9A, “Controls and Procedures.”

Except as discussed above, and except as required to reflect the effects of the restatement in this Form 10-K/A, we have not modified or updated disclosures presented in the original annual report on Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing.

Part II - Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restated

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our combined and consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K/A. The discussion in this section contains forward-looking statements that involve risks and uncertainties. As a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report, our actual future results may be materially different from what we expect.

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

As reflected in the restated financial statements included in this Report, subsequent to the initial filing of our Annual Report on Form 10-K, the Company concluded that it was more likely than not that its operating loss carryforward in China would not be realized, due to the expiration of net operating loss.  The write-off of the operating loss carryforward resulted in a non-cash tax expenses that contributed to tax expenses of $3,394,103 for the year ended June 30, 2011, compared to a tax benefit of $63,058 for the year ended June 30, 2010.  (Please see note 15 for more details.)

The Company realized a net loss of $7,817,918 for the fiscal year ended June 30, 2011.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s income was attributed to the minority interest.  Therefore the net loss for the fiscal year attributable to the shareholders of Aoxing Pharmaceutical was $7,410,848.  In comparison, during the fiscal year ended June 30, 2010, there was a forgiveness of $3,648,616 debt by Bank of China that we recorded as other income, which helped reduce the net loss to $844,771.  After deducting income (loss) attributable to the 5% minority interest in Hebei Aoxing, net loss attributable to shareholders of Aoxing Pharmaceutical was $832,159.

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

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2011 and 2010, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were:

•
the determination, described in Note 2 to our restated Consolidated Financial Statements, to record a valuation allowance for 100% of the balance of our deferred tax asset.  The determination was based on our review of Company’s prospects for taxable income and our assessment that it was more likely than not that our net operating loss carryforward in China would expire before being realized.

•
the determination, described in Note 3 to our Consolidated Financial Statements, to record an allowance for doubtful accounts in the amount of $543,697 and $2,575,177 for the year ended June 30, 2011 and 2010, respectively.  The determination was based on our review of the credit history of the relevant customers and the results of our collection efforts.

•
The calculation, described in Notes 3 and 13 to the Financial Statements, of the implicit value of our outstanding warrants and derivative liabilities.  The determination was based on comparison with market-valued derivative instruments.

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

Part II - Item 8.  Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

Page
F-1	Report of Independent Registered Public Accounting Firm.

F-2	Restated Consolidated Balance Sheets as of June 30, 2011 and 2010.

F-3	Restated Consolidated Statements of Operations and Other Comprehensive Loss for the Fiscal Years Ended June 30, 2011 and 2010.

F-4	Restated Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended June 30, 2011 and 2010.

F-5	Restated Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2011 and 2010.

F-6 to F-21	Notes to Restated Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Aoxing Pharmaceutical Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aoxing Pharmaceutical Co., Inc. and subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Accompanying consolidated financial statements for the year ended June 30, 2011 has been restated as discussed in Note 2.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

September 27, 2011, except for Note 2 and Note 15 which are dated September 21, 2012

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2011	2010
	(Restated)
ASSETS

CURRENT ASSETS:
Cash	$2,770,744	$3,985,710
Accounts receivable, net of allowance for doubtful accounts of $543,697 and $2,575,177, respectively	2,008,024	1,723,198
Inventory	1,469,417	1,564,975
Prepaid expenses and other current assets	1,130,010	1,646,223
TOTAL CURRENT ASSETS	7,378,195	8,920,106

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	26,669,156	25,569,782
Deferred income tax	-	3,394,103
Goodwill	19,916,128	19,012,321
Other intangible assets	1,388,704	1,431,182
Investment in joint venture	521,541	-
TOTAL LONG-TERM ASSETS	48,495,529	49,407,388

TOTAL ASSETS	$55,873,724	$58,327,494

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$232,055	$293,746
Accounts payable	2,659,727	2,458,941
Loan payable - bank	8,508,663	8,078,019
Current portion of loan payable - related parties	5,793	94,760
Current portion of loan payable - other	23,515	46,999
Accrued expenses and other current liabilities	3,206,009	2,583,128
TOTAL CURRENT LIABILITIES	14,635,762	13,555,593

LONG-TERM LIABILITIES:
Loan payable - related parties	3,696,210	6,329,118
- others	1,831,838	2,221,943
Warrant and derivative liabilities	1,161	1,913,534
TOTAL LONG-TERM LIABILITIES	5,529,209	10,464,595

Common stock, par value $0.001, 100,000,000 shares authorized,
49,158,955 and 46,494, 903 shares issued
and outstanding on June 30, 2011 and 2010, respectively	49,159	46,495
Additional paid in capital	57,382,109	49,594,553
Accumulated deficit	(23,009,448)	(15,598,600)
Other comprehensive income	1,885,531	525,555
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	36,307,351	34,568,003

NONCONTROLLING INTEREST IN SUBSIDIARIES	(598,598)	(260,697)
TOTAL EQUITY	35,708,753	34,307,306

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$55,873,724	$58,327,494

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the Years Ended June 30,
	2011	2010
	(Restated)

SALES	$6,651,048	$6,115,774
COST OF SALES	3,327,723	2,341,195
GROSS PROFIT	3,323,325	3,774,579

OPERATING EXPENSES:
Research and development expense	929,598	1,540,744
General and administrative expenses	4,787,346	3,804,972
Selling expenses	1,603,114	1,367,997
Depreciation and amortization	594,720	645,004
TOTAL OPERATING EXPENSES	7,914,778	7,358,717

LOSS FROM OPERATIONS	(4,591,453)	(3,584,138)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(1,744,735)	(2,427,675)
Change in fair value of warrant and derivative liabilities	1,912,373	1,455,368
Forgiveness of debt	-	3,648,616
TOTAL OTHER INCOME (EXPENSE)	167,638	2,676,309

LOSS BEFORE INCOME TAXES	(4,423,815)	(907,829)

Income taxes (credit)	3,394,103	(63,058)
NET LOSS	(7,817,918)	(844,771)

Net loss attributed to non-controlling interest in subsidiaries	(407,070)	(12,612)
LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF THE COMPANY	(7,410,848)	(832,159)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,429,145	59,240

COMPREHENSIVE LOSS	(5,981,703)	(772,919)

Other comprehensive income attributable to non-controlling interest	69,169	2,696

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(6,050,872)	$(775,615)

BASIC AND DILUTED LOSSES PER COMMON SHARE	$(0.16)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	46,578,400	45,581,724

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	COMMON		PREFERRED		ADDITIONAL		OTHER	TOTAL SHAREHOLDERS'	NON
	STOCK		STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	EQUITY	CONTROLLING	TOTAL
	SHARES	VALUE	SHARES	VALUE	CAPITAL	DEFICIT	INCOME	OF THE COMPANY	INTEREST	EQUITY
BALANCE - JUNE 30, 2009	41,414,000	$41,414	-	$-	$39,146,000	$(14,766,441)	$469,011	$24,889,984	$(250,781)	$24,639,203
Common stock issued for private placement	2,631,579	2,632			4,997,368			5,000,000		5,000,000
Common stock issued for conversion of debt	1,789,203	1,789			4,829,058			4,830,847		4,830,847
Common stock issued for services	660,000	660			622,127			622,787		622,787
Translation adjustments							56,544	56,544	2,696	59,240
Net loss						(832,159)		(832,159)	(12,612)	(844,771)
Reverse split adjustments	121							-		-
BALANCE - JUNE 30, 2010	46,494,903	$46,495	-	$-	$49,594,553	$(15,598,600)	$525,555	$34,568,003	$(260,697)	$34,307,306
Common stock issued for conversion of debt	2,432,296	2,432			6,564,767			6,567,199		6,567,199
Common stock issued for services	231,756	232			1,222,789			1,223,021		1,223,021
Translation adjustments							1,359,976	1,359,976	69,169	1,429,145
Net loss						(7,410,848)		(7,410,848)	(407,070)	(7,817,918)
BALANCE - JUNE 30, 2011 (Restated)	49,158,955	$49,159	-	$-	$57,382,109	$(23,009,448)	$1,885,531	$36,307,351	$(598,598)	$35,708,753

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2011	2010
	(Restated)
OPERATING ACTIVITIES:
Net income (loss)	$(7,410,848)	$(832,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,151,833	1,122,123
Deferred income tax	3,394,103	(63,058)
Loss on disposal of property and equipment	41,837	36,317
Inventory markdown	53,987	177,987
Bad debts	917,959	216,879
Forgiveness of debt	-	(3,648,616)
Non-cash interest expense related to debentures and warrants	-	104,487
Common stock issued for services	1,207,261	622,127
Change in fair value of warrants and derivative liability	(1,912,373)	(1,455,368)
Net income attributable to non-controlling interests	(407,070)	(12,612)
Changes in operating assets and liabilities:
Accounts receivable	(1,105,898)	(875,224)
Inventories	120,344	(1,026,653)
Prepaid expenses and other current assets	(64,412)	(325,038)
Accounts payable	67,885	137,262
Accrued expenses and other current liabilities	1,272,251	1,842,828
NET CASH USED IN OPERATING ACTIVITIES	(2,673,141)	(3,978,718)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,373,156)	(1,996,018)
Repayment from (Loans to) unrelated parties	651,525	(748,790)
Cash proceeds from sale of assets	6,122	954,675
NET CASH USED IN INVESTING ACTIVITIES	(715,509)	(1,790,133)

FINANCING ACTIVITIES:
Proceeds from bank loans	-	8,078,019
Payment of bank loans	-	(4,288,782)
Short-term borrowings	(75,339)	-
Other borrowings, net of repayments	1,947,823	376,340
Loans from related party	111,502	422,603
Repayment of convertible notes	-	(1,173,000)
Sale of common stock	-	5,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,983,986	8,415,180

EFFECT OF EXCHANGE RATE ON CASH	189,698	67,459

INCREASE (DECREASE) IN CASH	(1,214,966)	2,713,788
CASH – BEGINNING OF YEAR	3,985,710	1,271,922
CASH – END OF YEAR	$2,770,744	$3,985,710

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,285,864	$984,786
Cash paid for income taxes	-	-

Non-cash financing activities:
Conversion of notes and accrued interest into common stock	$6,567,200	$4,830,847
Assets transferred to joint venture, classified as investment	560,471	-

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

 AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

2    RESTATEMENT

The Company’s management has concluded that we should restate our financial statements as of and for the year ended June 30, 2011. The conclusion was reached by management because they determined that a deferred tax asset in the amount of $2,614,817 was improperly valued as an asset as of June 30, 2011 and that a valuation allowance for 100% of the balance of the deferred tax asset should be recorded.  Upon review, management decided that the Company did not have sufficient competent evidence to support its conclusion that the Company would earn taxable income in the future against which it could realize the benefit of its net operating loss carryforwards.

The effect of the restatement on specific line items in our financial statements for the year ended June 30, 2011 is set forth in the table below:

	Consolidated Balance Sheet
	Previously
	Reported	Adjustments	As Restated

Deferred income tax	$2,614,817	$(2,614,817)	$-
Total long-term assets	$51,110,346	$(2,614,817)	$48,495,529
Total assets	$58,488,541	$(2,614,817)	$55,873,724
Accumulated deficit	$(20,525,372)	$(2,484,076)	$(23,009,448)
Total shareholders' equity of the Company	$38,791,427	$(2,484,076)	$36,307,351
Noncontrolling interest in subsidiaries	$(467,857)	$(130,741)	$(598,598)
Total equity	$38,323,570	$(2,614,817)	$35,708,753
Total liabilities and shareholders' equity	$58,488,541	$(2,614,817)	$55,873,724

	Consolidated Statements of Operations

	Previously
	Reported	Adjustments	As Restated

Income taxes	$779,286	$2,614,817	$3,394,103
Net loss	$(5,203,101)	$(2,614,817)	$(7,817,918)
Net loss attributed to non-controlling interest in subsidiaries	$(276,329)	$(130,741)	$(407,070)
Loss attributable to the shareholders of the Company	$(4,926,772)	$(2,484,076)	$(7,410,848)
Comprehensive loss	$(3,497,627)	$(2,484,076)	$(5,981,703)
Comprehensive loss attributable to the Company	$(3,566,796)	$(2,484,076)	$(6,050,872)

	Consolidated Statement of Cash Flows

	Previously
	Reported	Adjustments	As Restated

Net loss	$(4,926,772)	$(2,484,076)	$(7,410,848)
Deferred income tax	$779,286	$2,614,817	$3,394,103
Net loss attributed to non-controlling interest in subsidiaries	$(276,329)	$(130,741)	$(407,070)

 AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

3    SIGNIFICANT ACCOUNTING POLICIES

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

4    INVENTORIES

Inventories consist of the following:

	June 30,
	2011	2010
Work in process	$159,388	$119,327
Raw materials	1,017,658	449,137
Finished goods	292,371	996,511
	$1,469,417	$1,564,975

 AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

5   PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	June 30,
	2011	2010	LIFE
Right to use land	$7,737,592	$7,931,146	50 years
Building and building improvements	12,938,104	12,283,275	35 years
Machinery and equipment	3,359,469	3,061,075	10 years
Furniture and office equipment	513,023	505,045	5 years
Automobiles	485,572	460,996	8 years
Construction in progress	4,844,574	3,616,378
	29,878,334	27,857,915
Accumulated depreciation and amortization	3,209,178	2,288,133
	$26,669,156	$25,569,782

6   EQUITY-METHOD INVESTMENT IN JOINT VENTURE

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

7    SHORT-TERM BORROWING

Short-term borrowing is a non-interest bearing unsecured note payable to a local government, due on demand.

 AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

8    LOAN PAYABLE - BANK

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

9    LOAN PAYABLE – OTHER

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

10   LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers and other related parties, bearing interest at an average rate of 15.13% per annum. Loans will mature as follows:

Date	Amount
Within one year	$5,793
1 - 2 years	1,286,219
2 - 3 years	2,180,142
3 - 4 years	229,849
Total	3,702,003
Less current portion	(5,793)
$3,696,210

11   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	June 30,
	2011	2010
Accrued salaries and benefits	$555,617	$308,694
Accrued interest	745,866	1,073,890
Accrued taxes	316,229	52,637
Deposit payable	505,977	358,839
Due to employee	44,532	57,213
Other accrued expenses and current liabilities	1,037,788	731,855
	$3,206,009	$2,583,128

12     STOCK OPTION

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

 13    WARRANTS

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

14   STOCKHOLDERS’ EQUITY

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

F-

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

15    TAXES - Restated

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Year Ended June 30,
	2011	2010
	(Restated)
Tax at U.S. Statutory rate	$(1,548,335)	$(317,740)
Tax rate difference between China and U.S.	474,729	25,224
Change in Valuation Allowance	2,501,600	229,458
Net operating loss expired	1,819,209	-
Stock and option compensation	146,900	-
Effective tax rate	$3,394,103	$(63,058)

The provisions of income taxes (credit) are summarized as follows:

	Year Ended June 30,
	2011	2010
	(Restated)
Current	$-	$-
Deferred - U.S.	113,217	(229,458)
Deferred - China	779,286	(63,058)
Valuation allowance - U.S.	(113,217)	229,458
Valuation allowance - China	2,614,817	-
Total	$3,394,103	$(63,058)

 AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of June 30, 2011 and 2010 are as follows:

	Year Ended June 30,
	2011	2010
	(Restated)
Net operating loss carryforward - China	$1,838,049	$2,786,398
Net operating loss carryforward - US	1,043,874	1,157,091
Allowance for doubtful accounts	736,422	506,932
Others	40,346	100,773
	3,658,691	4,551,194
Less: valuation allowance- U.S.	(1,043,874)	(1,157,091)
valuation allowance- China.	(2,614,817)	-
Deferred tax assets	$-	$3,394,103

Subsequent to the filing of its initial Annual Report on Form 10-K,  the Company restated its financial statements as of June 30, 2011 to record a full valuation allowance for its deferred tax asset balance related to China.  The deferred tax assets are substantially related to loss carry forwards under Chinese tax law. The negative impact on selling prices of current products and the Company’s forecast of two new medicines that were imminent significantly impacted the Company’s forecasted  future taxable income to support the deferred tax asset balance recorded.  Because of the current situation in China, the Company provided a full valuation allowance of $2,614,817 for the deferred tax assets from China as of June 30, 2011.

16    CONCENTRATIONS

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

17    VULNERABILITY DUE TO OPERATIONS IN PRC

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

18    SUBSEQUENT EVENTS

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

The Company conducted self-assessments of our internal control procedures.  Those self-assessment revealed the following material weakness in our internal control over financial reporting: the Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting causing a material weakness in internal controls, Based on the results of these self-assessments, our principal executive officer and principal financial officer concluded that Aoxing Pharma’s system of disclosure controls and procedures was not effective as of June 30, 2011 for the purposes described in this paragraph.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weakness in our internal control over financial reporting: the Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting causing a material weakness in internal controls, which resulted in not properly accounting for the deferred income tax related to loss carry forwards under Chinese tax law.

With regard to the material weakness, we have evaluated our internal resources related to income tax accounting and have taken steps to supplement these resources with external tax accounting and tax disclosure expertise.

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: September 28, 2012	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer

Date: September 28, 2012	By: /s/ Guoan Zhang
Guoan Zhang, Chief Financial Officer