Form 10-Q/A
period 2011-09-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2012-09-28
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Yes  X       No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  X    No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer              Accelerated filer  _____  Non-accelerated filer                Small reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes _____    No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

As of November 14, 2011, the Company had 49,196,090 shares of its common stock issued and outstanding.

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10Q/A
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

		Page No
Part I	Financial Information
	Explanatory Note	1
Item 1.	Financial Statements:
	Restated Consolidated Balance Sheet – September 30, 2011 (unaudited) and June 30, 2011	2
	Restated Consolidated Statements of Operations and Other Comprehensive Income (Loss) – for the Three Months Ended September 30, 2011 and 2010 (Unaudited)	3
	Restated Consolidated Statements of Cash Flows – for the Three Months Ended September 30, 2011 and 2010 (Unaudited)	4
	Notes to Restated Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	19

Item 6	Exhibits	19
	Signatures	20

EXPLANATORY NOTE

The management of Aoxing Pharmaceutical Company, Inc. (the “Company”) has concluded that we should restate our financial statements as of and for the three months ended September 30, 2011. The conclusion was reached by management because they determined that a deferred tax asset in the amount of $2,776,111 was improperly valued as an asset as of September 30, 2011 and that a valuation allowance for 100% of the balance of the deferred tax asset should be recorded.  Upon review, management decided that the Company did not have sufficient competent evidence to support its conclusion that the Company would earn taxable income in the future against which it could realize the benefit of its net operating loss carryforwards.

The restatement has resulted in changes to the financial statements identified in Note 3 to the restated Consolidated Financial Statements.  The restatement has also resulted in the addition of Note 3 (Restatement) and a modification to Note 12 (Income Taxes) to the Consolidated Financial Statements, as well as appropriate changes to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In addition, as a result of discovering the need to restate, we have modified the disclosure in Item 4, “Controls and Procedures.”

Except as discussed above, we have not modified or updated disclosures presented in the original quarterly report on Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2011	2011
	(Unaudited)	(Restated)
	(Restated)
ASSETS

CURRENT ASSETS:
Cash	$2,479,180	$2,770,744
Accounts receivable, net of allowance for doubtful accounts of $548,980 and $543,697, respectively	2,249,966	2,008,024
Inventory	1,401,998	1,469,417
Prepaid expenses and other current assets	1,133,095	1,130,010
TOTAL CURRENT ASSETS	7,264,239	7,378,195

LONG-TERM ASSETS:
Property and equipment, net of accummulated depreciation	26,664,028	26,669,156
Goodwill	20,082,523	19,916,128
Other intangible assets	1,372,214	1,388,704
Investment in joint venture	484,533	521,541
TOTAL LONG-TERM ASSETS	48,603,298	48,495,529

TOTAL ASSETS	$55,867,537	$55,873,724

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$234,309	$232,055
Accounts payable	2,588,649	2,659,727
Loan payable - bank	8,591,334	8,508,663
Current portion of loan payable - related parties	5,793	5,793
Current portion of loan payable - other	96,847	23,515
Accrued expenses and other current liabilities	3,584,746	3,206,009
TOTAL CURRENT LIABILITIES	15,101,678	14,635,762

LONG-TERM LIABILITIES:
Loan payable - related parties	3,730,451	3,696,210
- others	1,849,636	1,831,838
Warrant and derivative liabilities	-	1,161
TOTAL LONG-TERM LIABILITIES	5,580,087	5,529,209

Common stock, par value $0.001, 100,000,000 shares authorized, 49,196,090 and 49,158,955 shares issued and outstanding on September 30 and June 30, 2011, respectively	49,196	49,159
Additional paid in capital	57,516,219	57,382,109
Accumulated deficit	(23,932,352)	(23,009,448)
Other comprehensive income	2,168,664	1,885,531
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	35,801,727	36,307,351

NONCONTROLLING INTEREST IN SUBSIDIARIES	(615,955)	(598,598)
TOTAL EQUITY	35,185,772	35,708,753

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$55,867,537	$55,873,724

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended
	September 30,
	2011	2010
	(Restated)

SALES	$1,530,068	$1,740,673
COST OF SALES	662,550	827,295
GROSS PROFIT	867,518	913,378

OPERATING EXPENSES:
Research and development expense	106,399	85,448
General and administrative expenses	746,243	909,057
Selling expenses	363,293	511,821
Depreciation and amortization	147,540	152,044
TOTAL OPERATING EXPENSES	1,363,475	1,658,370

LOSS FROM OPERATIONS	(495,957)	(744,992)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(418,431)	(374,781)
Change in fair value of warrant and derivative liabilities	1,161	222,717
Equity in loss of joint venture, net of tax	(41,936)	-

TOTAL OTHER INCOME (EXPENSE)	(459,206)	(152,064)

LOSS BEFORE INCOME TAX	(955,163)	(897,056)

Income tax (credit)	-	(202,596)
NET LOSS	(955,163)	(694,460)

Net loss attributed to non-controlling interest in subsidiaries	(32,259)	(40,519)
LOSS ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	(922,904)	(653,941)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	298,035	220,674

COMPREHENSIVE LOSS	(624,869)	(433,267)

Other comprehensive income attributable to non-controlling interest	14,902	10,508

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(639,771)	$(443,775)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,167,411	46,475,780

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,
	2011	2010
	(Restated)

OPERATING ACTIVITIES:
Net loss	$(955,163)	$(694,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293,883	283,679
Deferred income tax	-	(202,596)
Common stock issued for services	134,147	142,048
Change in fair value of warrants and derivative liability	(1,161)	(222,717)
Equity in loss of joint venture, net of tax	41,936	-
Changes in operating assets and liabilities:
Accounts receivable	(221,694)	(509,708)
Inventories	81,425	192,954
Prepaid expenses and other current assets	7,586	(59,890)
Accounts payable	(72,468)	108,312
Accrued expenses and other current liabilities	338,583	(15,263)
NET CASH USED IN OPERATING ACTIVITIES	(352,926)	(977,641)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(24,762)	(723,945)
Repayment from unrelated parties	-	345,597
NET CASH USED IN INVESTING ACTIVITIES	(24,762)	(378,348)

FINANCING ACTIVITIES:
Proceeds from bank loans	-	746,480
Proceeds from other borrowings	72,862	-
Repayment of loans from related party	(1,666)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	71,196	746,480

EFFECT OF EXCHANGE RATE ON CASH	14,928	74,446

DECREASE IN CASH	(291,564)	(535,063)
CASH – BEGINNING OF PERIOD	2,770,744	3,985,710
CASH – END OF PERIOD	$2,479,180	$3,450,647

Supplemental disclosures of cash flow information:
Cash paid for interest	$515,574	$340,123
Cash paid for income taxes	$-	$-

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
(Unaudited)

 1             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of June 30, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year 2011. These interim financial statements should be read in conjunction with that report.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2011 filed on September 28, 2012.

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
(Unaudited)

 3             RESTATEMENT

We have determined that, in our Quarterly Report as originally filed, a deferred tax asset in the amount of $2,776,111 was improperly valued as an asset as of September 30, 2011 and that a valuation allowance for 100% of the balance of the deferred tax asset should be recorded.  Upon review, we decided that the Company did not have sufficient competent evidence to support its conclusion that the Company would earn taxable income in the future against which it could realize the benefit of its net operating loss carryforwards.

The September 30, 2011 balance sheet and the statements of operations and statements of cash flows for the three months ended September 30, 2011 have been restated as follows:

CONSOLIDATED BALANCE SHEETS
ASSETS	September 30, 2011
	As Previously
	Reported	Adjustments	As Restated
CURRENT ASSETS
Cash	$2,479,180	$–	$2,479,180
Accounts receivable, net of allowance for doubtful accounts of $548,980 and $543,697, respectively	2,249,966	–	2,249,966
Inventory	1,401,998	–	1,401,998
Prepaid expenses and other current assets	1,133,095	–	1,133,095
TOTAL CURRENT ASSETS	7,264,239	–	7,264,239

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	26,664,028	–	26,664,028
Deferred income tax	2,776,111	(2,776,111)	–
Goodwill	20,082,523	–	20,082,523
Other intangible assets	1,372,214	–	1,372,214
Investment in joint venture	484,533	–	484,533
TOTAL LONG-TERM ASSETS	51,379,409	(2,776,111)	48,603,298

TOTAL ASSETS	$58,643,648	$(2,776,111)	$55,867,537

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Short-term borrowings	$234,309	$–	$234,309
Accounts payable	2,588,649	–	2,588,649
Loan payable - bank	8,591,334	–	8,591,334
Current portion of loan payable - related parties	5,793	–	5,793
Current portion of loan payable - other	96,847	–	96,847
Accrued expenses and other current liabilities	3,584,746	–	3,584,746
TOTAL CURRENT LIABILITIES	15,101,678	–	15,101,678

LONG-TERM LIABILITIES:
Loan payable - related parties	3,730,451	–	3,730,451
-others	1,849,636	–	1,849,636
TOTAL LONG-TERM LIABILITIES	5,580,087	–	5,580,087

Common stock, par value $0.001, 100,000,000 shares authorized, 49,196,090 and 49,158, 955 shares issued and outstanding on September 30 and June 30, 2011, respectively	49,196	–	49,196
Additional paid in capital	57,516,219	–	57,516,219
Accumulated deficit	(21,295,047)	(2,637,305)	(23,932,352)
Other comprehensive income	2,168,664	–	2,168,664
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	38,439,032	(2,637,305)	35,801,727

NONCONTROLLING INTEREST IN SUBSIDIARIES	(477,149)	(138,806)	(615,955)
TOTAL EQUITY	37,961,833	(2,776,111)	35,185,772

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$58,643,648	$(2,776,111)	$55,867,537

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the Three Months Ended September 30, 2011
	As Previously
	Reported	Adjustments	As Restated

SALES	$1,530,068	$–	$1,530,068
COST OF SALES	662,550	–	662,550
GROSS PROFIT	867,518	–	867,518

OPERATING EXPENSES:
Research and development expense	106,399	–	106,399
General and administrative expenses	746,243	–	746,243
Selling expenses	363,293	–	363,293
Depreciation and amortization	147,540	–	147,540
TOTAL OPERATING EXPENSES	1,363,475	–	1,363,475

LOSS FROM OPERATIONS	(495,957)	–	(495,957)

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(418,431)	–	(418,431)
Change in fair value of warrant and derivative liabilities	1,161	–	1,161
Equity in loss of joint venture, net of tax	(41,396)	–	(41,396)
Total Other Income (Expense)	(459,206)	–	(459,206)

LOSS BEFORE INCOME TAXES	(955,163)	–	(955,163)

Income taxes (credit)	(161,294)	161,294	–
NET LOSS	(793,869)	(161,294)	(955,163)

Net loss attributed to non-controlling interest in subsidiaries	(24,194)	(8,065)	(32,259)
LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF THE COMPANY	(769,675)	(153,229)	$(922,904)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	298,035	–	298,035

COMPREHENSIVE LOSS	(471,640)	(153,229)	(624,869)

Other comprehensive income attributable to non-controlling interest	14,902	–	14,902

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(486,542)	$(153,229)	$(639,771)

BASIC AND DILUTED LOSSES PER COMMON SHARE	$(0.02)	$–	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,167,411	–	49,167,411

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30, 2011
	As Previously
	Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net income (loss)	$(793,869)	$(161,294)	$(955,163)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	293,883	–	293,883
Deferred income tax	(161,294)	161,294	–
Common stock issued for services	134,147	–	134,147
Change in fair value of warrants and derivative liability	(1,161)	–	(1,161)
Equity in loss of joint venture, net of tax	41,936	–	41,936
Changes in operating assets and liabilities:
Accounts receivable	(221,694)	–	(221,694)
Inventories	81,425	–	81,425
Prepaid expenses and other current assets	7,586	–	7,586
Accounts payable	(72,468)	–	(72,468)
Accrued expenses and other current liabilities	338,583	–	338,583
NET CASH USED IN OPERATING ACTIVITIES	(352,926)	–	(352,926)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(24,762)	–	(24,762)
NET CASH USED IN INVESTING ACTIVITIES	$(24,762)	$–	$(24,762)

FINANCING ACTIVITIES:
Proceeds from other borrowings	$72,862	$–	$72,862
Repayment of loans from related party	(1,666)	–	(1,666)
NET CASH PROVIDED BY FINANCING ACTIVITIES	71,196	–	71,196

EFFECT OF EXCHANGE RATE ON CASH	14,928	–	14,928

INCREASE (DECREASE) IN CASH	(291,564)	–	(291,564)
CASH – BEGINNING OF PERIOD	2,770,744	–	2,770,744
CASH – END OF PERIOD	$2,479,180	$–	$2,479,180

Supplemental disclosures of cash flow information:
Cash paid for interest	$515,574	–	$515,574
Cash paid for income taxes	$–	–	$–

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
(Unaudited)

4              INVENTORIES

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

7              ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

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

11            ISSUANCE OF COMMON STOCK

During the three months ended September 30, 2011, the Company issued 37,135 shares of common stock to an independent director for services rendered. These shares were valued using the stock price at grant date. Total value of the compensation is $22,000.

 12           TAXES - Restated

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

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
(Unaudited)

	Three Months Ended September 30,
	2011	2010
	(Restated)
Tax at U.S. Statutory rate	$(334,307)	$(313,969)
Tax rate difference between China and U.S.	64,518	81,038
Change in Valuation Allowance	269,789	30,335
Effective tax rate	$-	$(202,596)

The income tax credits are summarized as follows:

	Three Months Ended September 30,
	2011	2010
	(Restated)
Current	$-	$-
Deferred - U.S.	(108,495)	(30,335)
Deferred - China	(161,294)	(202,596)
Valuation allowance	269,789	30,335
Total	$-	$(202,596)

The deferred tax assets are substantially related to loss carry forwards for the past 5 years under Chinese tax law.  Subsequently to the filing of the Form 10-Q, the Company determined the positive and negative evidence used to provide the full valuation allowance as of March 31, 2012 also existed as of June 30, 2011.  The Company concluded the full valuation allowance should have been recorded as of June 30, 2011 and restated its previously issued financial statements.  In this restated Form 10-Q, the Company adjusted income taxes and the net loss attributed to non-controlling interest in subsidiaries for the full valuation allowance originally recorded.

13           CONCENTRATIONS

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

14           SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q/A (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Aoxing Pharmaceutical Company, Inc. that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results.  You should read the following discussion and analysis in conjunction with our restated  unaudited financial statements contained in this report , as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2011.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

Results of Operations - Restated

The Company has restated its financial statements to correct an error related to the accounting for the Company’s valuation of deferred tax assets. The Company has amended its Annual Report on Form 10-K/A as of and for the year ended June 30, 2011. The effect of the error is on the financial statements included in this amended Quarterly Report is set forth in Note 3 to the Consolidated Financial Statements.

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

The Company realized a net loss of $955,163 for the three months ended September 30, 2011.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s income was attributed to the non-controlling interest.  Therefore the net loss for the three months ended September 30, 2011 was $922,904 attributable to the shareholders of Aoxing Pharmaceutical.  In comparison, during the three months ended September 30, 2010, the net loss attributable to the Company’s shareholders was $653,941, after deducting income attributable to the 5% non-controlling interest in Hebei Aoxing.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011.  The term “Disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  That evaluation revealed the following material weakness in our internal control over financial reporting: the Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting causing a material weakness in internal controls, Based on the results of these self-assessments, our principal executive officer and principal financial officer concluded that Aoxing Pharma’s system of disclosure controls and procedures was not effective as of September 30, 2011 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting.

There was no change in internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect Aoxing Pharmaceutical’s internal control over financial reporting.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

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
Guoan Zhang, Chief Financial Officer
(Principal Accounting and Financial Officer)