Form 10-Q/A
period 2011-12-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2012-09-28
CIK 1060426

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

February 14, 2012
Common Stock: 49,415,562

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10Q/A
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2011

TABLE OF CONTENTS
		Page No
Part I	Financial Information

	Explanatory Note	1
Item 1.	Financial Statements:
	Restated Consolidated Balance Sheets – December 31, 2011 (unaudited) and June 30, 2011	2
	Restated Consolidated Statements of Operations and Other Comprehensive Income (Loss) – for the Three and Six Months Ended December 31, 2011 and 2010 (Unaudited)	3
	Restated Consolidated Statements of Cash Flows – for the Six Months Ended December 31, 2011 and 2010 (Unaudited)	4
	Notes to Restated Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

Part II	Other Information

Item 6.	Exhibits	22
Signatures		23

EXPLANATORY NOTE

We have determined that, in our Quarterly Report as originally filed, a deferred tax asset in the amount of $2,735,675 was improperly valued as an asset as of December 31, 2011 and that a valuation allowance for 100% of the balance of the deferred tax asset should be recorded.  Upon review, management decided that the Company did not have sufficient competent evidence to support its conclusion that the Company would earn taxable income in the future against which it could realize the benefit of its net operating loss carryforwards.

The restatement has resulted in changes to the financial statements identified in Note 3 to the restated Consolidated Financial Statements.  The restatement has also resulted in the addition of Note 3 (Restatement) and a modification to Note 12 (Income Taxes) to the Consolidated Financial Statements, as well as appropriate changes to Item 2, “Management’s Discussion and Analysis.” In addition, as a result of discovering the need to restate, we have modified the disclosure in Item 4, “Controls and Procedures.”

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2011	2011
	(Unaudited)	(Restated)
	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$5,816,973	$2,770,744
Accounts receivable, net of allowance for doubtful accounts of $551,591 and $543,697, respectively	2,325,142	2,008,024
Inventories	1,469,070	1,469,417
Prepaid expenses and other current assets	1,413,468	1,130,010
TOTAL CURRENT ASSETS	11,024,653	7,378,195

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	26,566,065	26,669,156
Goodwill	20,164,757	19,916,128
Other intangible assets	1,348,615	1,388,704
Investment in joint venture	449,827	521,541
TOTAL LONG-TERM ASSETS	48,529,264	48,495,529

TOTAL ASSETS	$59,553,917	$55,873,724

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$3,374,402	$232,055
Accounts payable	2,733,430	2,659,727
Loan payable - bank	8,632,190	8,508,663
Current portion of loan payable - related parties	1,104,435	5,793
Current portion of loan payable - other	107,363	23,515
Accrued expenses and other current liabilities	3,732,909	3,206,009
TOTAL CURRENT LIABILITIES	19,684,719	14,635,762

LONG-TERM LIABILITIES:
Loan payable - related parties	2,649,549	3,696,210
- others	1,846,661	1,831,838
Warrant and derivative liabilities	-	1,161
TOTAL LONG-TERM LIABILITIES	4,496,210	5,529,209

Common stock, par value $0.001, 100,000,000 shares authorized, 49,415,562 and 49,158,955 shares issued and outstanding on December 31 and June 30, 2011, respectively	49,416	49,159
Additional paid in capital	57,741,361	57,382,109
Accumulated deficit	(24,229,267)	(23,009,448)
Other comprehensive income	2,412,179	1,885,531
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	35,973,689	36,307,351

NONCONTROLLING INTEREST IN SUBSIDIARIES	(600,701)	(598,598)
TOTAL EQUITY	35,372,988	35,708,753

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,553,917	$55,873,724

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Restated)		(Restated)
SALES	$2,124,333	$1,940,539	$3,654,401	$3,681,212
COST OF SALES	843,345	775,846	1,505,895	1,603,141
GROSS PROFIT	1,280,988	1,164,693	2,148,506	2,078,071

OPERATING EXPENSES:
Research and development expense	154,541	191,950	260,940	277,398
General and administrative expenses	764,568	1,510,140	1,510,811	2,419,196
Selling expenses	366,531	362,071	729,824	873,892
Depreciation and amortization	146,208	150,262	293,748	302,306
TOTAL OPERATING EXPENSES	1,431,848	2,214,423	2,795,323	3,872,792

LOSS FROM OPERATIONS	(150,860)	(1,049,730)	(646,817)	(1,794,721)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(419,113)	(385,327)	(837,544)	(760,108)
Change in fair value of warrant and derivative liabilities	-	894,306	1,161	1,117,023
Equity in income (loss) of joint venture, net	(36,994)	-	(78,930)	-
Subsidy income	312,490	262,960	312,490	262,960
TOTAL OTHER INCOME (EXPENSE)	(143,617)	771,939	(602,823)	619,875

LOSS BEFORE INCOME TAXES	(294,477)	(277,791)	(1,249,640)	(1,174,846)

Income tax expense (credit)	-	(189,613)	-	(392,210)

NET LOSS	(294,477)	(88,178)	(1,249,640)	(782,636)

Net income (loss) attributed to non-controlling interest in subsidiaries	2,437	(37,923)	(29,821)	(78,442)
LOSS ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	(296,914)	(50,255)	(1,219,819)	(704,194)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	256,331	649,958	554,366	870,632

COMPREHENSIVE INCOME	(40,583)	599,703	(665,453)	166,438

Other comprehensive income attributable to non-controlling interest	12,816	30,950	27,718	41,459

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(53,399)	$568,753	$(693,171)	$124,979

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,272,820	46,494,981	49,220,116	46,494,942

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	December 31,
	2011	2010

OPERATING ACTIVITIES:
Net loss	$(1,219,819)	$(704,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	588,120	576,962
Deferred income tax	-	(392,210)
Common stock issued for services	359,509	252,559
Change in fair value of warrants and derivative liability	(1,161)	(1,117,023)
Equity in (income) loss of joint venture, net	78,930	-
Net loss attributable to non-controlling interests	(29,821)	(78,442)
Changes in operating assets and liabilities:
Accounts receivable	(286,675)	(469,755)
Inventories	21,583	(10,874)
Prepaid expenses and other current assets	(266,202)	(134,167)
Accounts payable	34,932	449,032
Accrued expenses and other current liabilities	570,135	298,371
NET CASH USED IN OPERATING ACTIVITIES	(150,469)	(1,329,741)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(40,071)	(1,044,528)
Loan repayment from unrelated parties	-	291,049
NET CASH USED IN INVESTING ACTIVITIES	(40,071)	(753,479)

FINANCING ACTIVITIES:
Short-term borrowings, net of repayment	3,124,902	680,601
Proceeds from other borrowings	71,404	39,324
Proceeds from (Repayment of) loans from related party	(1,672)	49,457
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,194,634	769,382

EFFECT OF EXCHANGE RATE ON CASH	42,135	136,874

INCREASE (DECREASE) IN CASH	3,046,229	(1,176,964)
CASH – BEGINNING OF PERIOD	2,770,744	3,985,710
CASH – END OF PERIOD	$5,816,973	$2,808,746

Supplemental disclosures of cash flow information:
Cash paid for interest	$916,376	$588,227
Cash paid for income taxes	$-	$-

See notes to financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

1          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q/A. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year or any other periods. The consolidated balance sheet as of June 30, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year 2011. These interim financial statements should be read in conjunction with that report.

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

3           RESTATEMENT

The management of Aoxing Pharmaceutical Company, Inc. (the “Company”) has concluded that we should restate our financial statements as of and for the three and six months ended December 31, 2011. The conclusion was reached by management because they determined that a deferred tax asset in the amount of $2,735,675 was improperly valued as an asset as of December 31, 2011 and that a valuation allowance for 100% of the balance of the deferred tax asset should be recorded.  Upon review, management decided that the Company did not have sufficient competent evidence to support its conclusion that the Company would earn taxable income in the future against which it could realize the benefit of its net operating loss carryforwards.

The December 31, 2011 balance sheet and the statements of operations and statements of cash flows for the three and six months ended December 31, 2011 has been restated as follows:

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011
(Unaudited)

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2011
	As Previously
	Reported	Adjustments	As Restated
CURRENT ASSETS
Cash	$5,816,973	$–	$5,816,973
Accounts receivable, net of allowance for doubtful accounts of $551,591 and $543,697, respectively	2,325,142	–	2,325,142
Inventory	1,469,070	–	1,469,070
Prepaid expenses and other current assets	1,413,468	–	1,413,468
TOTAL CURRENT ASSETS	11,024,653	–	11,024,653

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	26,566,065	–	26,566,065
Deferred income tax	2,735,675	(2,735,675)	–
Goodwill	20,164,757	–	20,164,757
Other intangible assets	1,348,615	–	1,348,615
Investment in joint venture	449,827	–	449,827
TOTAL LONG-TERM ASSETS	51,264,939	(2,735,675)	48,529,264

TOTAL ASSETS	$62,289,592	$(2,735,675)	$59,553,917

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Short-term borrowings	$3,374,402	$–	$3,374,402
Accounts payable	2,733,430	–	2,733,430
Loan payable - bank	8,632,190	–	8,632,190
Current portion of loan payable - related parties	1,104,435	–	1,104,435
Current portion of loan payable - other	107,353	–	107,353
Accrued expenses and other current liabilities	3,732,909	–	3,732,909
TOTAL CURRENT LIABILITIES	19,684,719	–	19,684,719

LONG-TERM LIABILITIES:
Loan payable - related parties	2,649,549	–	2,649,549
-others	1,846,661	–	1,846,661
TOTAL LONG-TERM LIABILITIES	4,496,210	–	4,496,210

Common stock, par value $0.001, 100,000,000 shares authorized, 49,415,562 and 49,158, 955 shares issued and outstanding on December 31 and June 30, 2011, respectively	49,416	–	49,416
Additional paid in capital	57,741,361	–	57,741,361
Accumulated deficit	(21,630,375)	(2,598,892)	(24,229,267)
Other comprehensive income	2,412,179	–	2,412,179
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	38,572,581	(2,598,892)	35,973,689

NONCONTROLLING INTEREST IN SUBSIDIARIES	(463,918)	(136,783)	(600,701)
TOTAL EQUITY	38,108,663	(2,735,675)	35,372,988

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$62,289,592	$(2,735,675)	$59,553,917

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011
(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the Six Months Ended December 31, 2011
	As Previously
	Reported	Adjustments	As Restated

SALES	$3,654,401	$–	$3,654,401
COST OF SALES	1,505,895	–	1,505,895
GROSS PROFIT	2,148,506	–	2,148,506

OPERATING EXPENSES:
Research and development expense	260,940	–	260,940
General and administrative expenses	1,510,811	–	1,510,811
Selling expenses	729,824	–	729,824
Depreciation and amortization	293,748	–	293,748
TOTAL OPERATING EXPENSES	2,795,323	–	2,795,323

LOSS FROM OPERATIONS	(646,817)	–	(646,817)

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(837,544)	–	(837,544)
Change in fair value of warrant and derivative liabilities	1,161	–	1,161
Equity in loss of joint venture, net of tax	(78,930)	–	(78,930)
Subsidy income	312,490		312,490
Total Other Income (Expense)	(602,823)	–	(602,823)

LOSS BEFORE INCOME TAXES	(1,249,640)	–	(1,249,640)

Income taxes (credit)	(120,858)	120,858	–
NET LOSS	(1,128,782)	(120,858)	(1,249,640)

Net loss attributed to non-controlling interest in subsidiaries	(23,779)	(6,042)	(29,821)
LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF THE COMPANY	(1,105,003)	(114,816)	$(1,219,819)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	554,366	–	554,366

COMPREHENSIVE LOSS	(550,637)	(114,816)	(665,453)

Other comprehensive income attributable to non-controlling interest	27,718	–	27,718

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(578,355)	$(114,816)	$(693,171)

BASIC AND DILUTED LOSSES PER COMMON SHARE	$(0.02)	$–	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,220,116	–	49,220,116

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011
(Unaudited)

	For the Three Months Ended December 31, 2011
	As Previously
	Reported	Adjustments	As Restated

SALES	$2,124,333	$–	$2,124,333
COST OF SALES	843,345	–	843,345
GROSS PROFIT	1,280,988	–	1,280,988

OPERATING EXPENSES:
Research and development expense	154,541	–	154,541
General and administrative expenses	764,568	–	764,568
Selling expenses	366,531	–	366,531
Depreciation and amortization	146,208	–	146,208
TOTAL OPERATING EXPENSES	1,431,848	–	1,431,848

LOSS FROM OPERATIONS	(150,860)	–	(150,860)

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(419,113)	–	(419,113)
Equity in loss of joint venture, net of tax	(36,994)	–	(36,994)
Subsidy income	312,490	–	312,490
Total Other Income (Expense)	(143,617)	–	(143,617)

LOSS BEFORE INCOME TAXES	(294,477)	–	(294,477)

Income taxes (credit)	40,436	(40,436)	–
NET LOSS	(334,913)	40,436	(294,477)

Net loss attributed to non-controlling interest in subsidiaries	415	2,022	2,437
LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF THE COMPANY	(335,328)	38,414	$(296,914)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	256,331	–	256,331

COMPREHENSIVE LOSS	(78,997)	38,414	(40,583)

Other comprehensive income attributable to non-controlling interest	12,816	–	12,816

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(91,813)	$38,414	$(53,399)

BASIC AND DILUTED LOSSES PER COMMON SHARE	$(0.01)	$–	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,272,820	–	49,272,820

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011
(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31, 2011
	As Previously
	Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net income (loss)	$(1,105,003)	$(114,816)	$(1,219,819)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	588,120	–	588,120
Deferred income tax	(120,858)	120,858	–
Common stock issued for services	359,509	–	359,509
Change in fair value of warrants and derivative liability	(1,161)	–	(1,161)
Equity in loss of joint venture, net of tax	78,930	–	78,930
Net loss attributable to non-controlling interests	(23,779)	(6,042)	(29,821)
Changes in operating assets and liabilities:
Accounts receivable	(286,675)	–	(286,675)
Inventories	21,583	–	21,583
Prepaid expenses and other current assets	(266,202)	–	(266,202)
Accounts payable	34,932	–	34,932
Accrued expenses and other current liabilities	570,135	–	570,135
NET CASH USED IN OPERATING ACTIVITIES	(150,469)	–	(150,469)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(40,071)	–	(40,071)
NET CASH USED IN INVESTING ACTIVITIES	$(40,071)	$–	$(40,071)

FINANCING ACTIVITIES:
Short-term borrowings, net of repayment	$3,124,902	$–	$3,124,902
Proceeds from other borrowings	71,404	–	71,404
Repayment of loans from related party	(1,672)	–	(1,672)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,194,634	–	3,194,634

EFFECT OF EXCHANGE RATE ON CASH	42,135	–	42,135

INCREASE (DECREASE) IN CASH	3,046,229	–	3,046,229
CASH – BEGINNING OF PERIOD	2,770,744	–	2,770,744
CASH – END OF PERIOD	$5,816,973	$–	$5,816,973

Supplemental disclosures of cash flow information:
Cash paid for interest	$916,376	–	$916,376
Cash paid for income taxes	$–	–	$–

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011
(Unaudited)

4          INVENTORIES

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

6          SHORT-TERM BORROWING

Short-term borrowing consists of the following:

	December 31,	June 30,
	2011	2011

Shijiazhuang Finance Bureau (a)	$235,424	$232,055
Shijiazhuang Construction Investment Group Co., Ltd (b)	3,138,978	-
Total	$3,374,402	$232,055

(a)  A non-interest bearing note payable to Shijiazhuang Finance Bureau, an agency of a localgovernment, due on demand.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011
(Unaudited)

(b)  A one-year term loan from Shijiazhuang Construction Investment Group, disbursed through ChinaConstruction Bank. The note bears an annual interest rate of 15% and is due on December 4, 2012. The notewas secured by certain approval, registered trademark, and renewal certificates relating to Aoxing’s Zhongtongan capsule.

7	ACCRUED EXPENSES AND OTHER SUNDRY LIABILITIES

Accrued expenses and taxes consist of the following:

	December 31,	June 30,
	2011	2011

Accrued salaries and benefits	$790,872	$555,617
Accrued interest	678,773	745,866
Accrued taxes	547,203	316,229
Deposit payable	585,307	505,977
Due to employee	45,178	44,532
Other accrued expenses and current liabilities	1,085,576	1,037,788
Total	$3,732,909	$3,206,009

8          LOAN PAYABLE - BANK

Loans payable – bank consists of the following loans collateralized by assets of the Company.

	December 31,	June 30,
	2011	2011
Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 7.572%, set to be 20% higher than the interest rate of the China People Bank rate, initially made on April 29, 2010 for one year and renewed on April 15, 2011 for one year maturing on April 15, 2012	$4,708,467	$4,641,089
Bank Note in the amount of 25 million RMB with China Citic Bank bearing an annual floating rate of 6.941%, set to be 10% higher than the interest rate of the China People Bank rate, initially made on May 5, 2010 for one year and renewed on April 20, 2011 for one year maturing on April 20, 2012	3,923,723	3,867,574
Total	$8,632,190	$8,508,663

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

10        LOAN PAYABLE – OTHERS

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 17.9% per annum.  Loans will mature as following:

Date	Amount
Within one year	$107,353
2 - 3 years	1,846,661
Total	1,954,014
Less current portion	(107,353)
$1,846,661

11        ISSUANCE OF COMMON STOCK

During the three months period ended December 31, 2011, the Company issued 57,790 shares of commonstock to an independent director for services rendered. These shares were valued using the stock price at grantdate.  Total value of the compensation is approximately $22,000.  During the six month period ended December 31, 2011, the Company issued 94,925 shares of common stock to the same independent director for services rendered. Total value of the compensation is approximately $44,000.

On November 21, 2011, the Company issued 60,000 shares of common stock to three independent directorsfor services rendered by them from November 2010 to October 2011.  Total value of the stock grants is$24,000, based on the closing stock price, $0.40, on November 21, 2011.

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

12        TAXES – Restated

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

The reconciliation of income tax expense (credit) at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Six Months Ended December 31,
	2011	2010
	(Restated)
Tax at U.S. Statutory rate	$(437,374)	$(382,012)
Tax rate difference between China and U.S.	59,643	156,883
Change in Valuation Allowance	349,482	(167,081)
Net operating loss expired	28,249	-
Effective tax rate	$-	$(392,210)

The income tax credits are summarized as follows:

	Six Months Ended December 31,
	2011	2010
	(Restated)
Current	$-	$-
Deferred - U.S.	(228,624)	167,081
Deferred - China	(120,858)	(392,210)
Valuation allowance	349,482	(167,081)
Total	$-	$(392,210)

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This Quarterly Report on Form 10-Q/A (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Aoxing Pharmaceutical Company, Inc. that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. You should read the following discussion and analysis in conjunction with our unaudited restated financial statements contained in this report , as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2011.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of any unanticipated events.

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

The Company realized a net loss of $294,477 for the three months ended December 31, 2011.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s income was attributed to the minority interest.  Therefore the net loss for the three months ended December 31, 2011 attributable to the shareholders of Aoxing Pharmaceutical was $296,914.  In comparison, during the three months ended December 31, 2010, there was a net loss of $50,255 attributable to the Company’s shareholders, after deducting loss attributable to the 5% minority interest in Hebei Aoxing.  During the six months ended December 31, 2011, net loss to the shareholders of Aoxing Pharmaceutical was $1,219,819, as compared to a net loss of $704,194 for the same period a year earlier, excluding the 5% minority interest.

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

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Aoxing Pharmaceutical in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Aoxing Pharmaceutical is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. That evaluation revealed the following material weakness in our internal control over financial reporting: the Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting causing a material weakness in internal controls, Based on the results of these self-assessments, our principal executive officer and principal financial officer concluded that Aoxing Pharma’s system of disclosure controls and procedures was not effective as of December 31, 2011 for the purposes described in this paragraph.

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