Form 10-Q/A
period 2012-03-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2012-10-01
CIK 1060426

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

Yes X                    No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer______Accelerated filer________ Non-accelerated filer_______ Smaller reporting company    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___           No      X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
May 15, 2012
Common Stock: 49,469,837

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10Q/A
FOR THE FISCAL QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS
		Page No
Part I	Financial Information
	Explanatory Note	1

Item 1.	Financial Statements:
	Restated Condensed Consolidated Balance Sheets – March 31, 2012 (unaudited) and June 30, 2011	2
	Restated Condensed Consolidated Statements of Operations and Other Comprehensive
	Income (Loss) – for the Three and Nine Months Ended March 31, 2012 and 2011 (Unaudited)	3
	Restated Condensed Consolidated Statements of Cash Flows – for the Nine Months Ended March 31, 2012 and 2011 (Unaudited)	4
	Notes to Restated Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

Part II	Other Information

Item 1.	Legal proceedings	24

Items 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

Signatures

EXPLANATORY NOTE

Subsequent to filing the March 31, 2012 10-Q, management concluded that a the full valuation allowance of deferred tax assets recorded during the period ended March 31, 2012 should have been recorded in our June 30, 2011 financial statements.

In re-assessing the appropriateness of the deferred tax asset at March 31, 2012, we considered the positive and negative evidence that would support the deferred tax asset at that time.  Subsequently to the filing, it was determined these same factors were present as of June 30, 2011.  At this time the management determined the valuation for deferred tax assets was not adequately accounted for and disclosed during the year ended June 30, 2011 and should be restated.

As a result the Company’s income tax expense and net loss attributed to non-controlling interest in subsidiaries were misstated by $2,614,817 and $130,741 for the nine months ended March 31, 2012 and $2,735,675 and $136,783 for the three months ended March 31, 2012.  The effect of this error from the prior year has been recorded in the Company’s financial statements as of June 30, 2011 and for the three and nine months ended March 31, 2012.

The restatement has resulted in changes to the financial statements identified in Note 3 to the Consolidated Financial Statements.  The restatement has also resulted in the addition of Note 3 (Restatement) and a modification to Note 12 (Income Taxes) to the Consolidated Financial Statements, as well as appropriate changes to Item 2, “Management’s Discussion and Analysis.”

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2012	2011
	(Unaudited)	(Restated)
	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$3,902,723	$2,770,744
Accounts receivable, net of allowance for doubtful accounts of $574,768 and $543,697, respectively	2,681,589	2,008,024
Inventory, net	1,577,500	1,469,417
Prepaid expenses and other current assets	1,732,411	1,130,010
TOTAL CURRENT ASSETS	9,894,223	7,378,195

LONG-TERM ASSETS:
Property and equipment, net	26,758,871	26,669,156
Deferred income tax	-	-
Goodwill	20,293,321	19,916,128
Other intangible assets, net	1,328,246	1,388,704
Investment in joint venture	425,748	521,541
TOTAL LONG-TERM ASSETS	48,806,186	48,495,529

TOTAL ASSETS	$58,700,409	$55,873,724

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,592,242	$2,659,727
Short-Term borrowing from unrelated parties	3,241,260	232,055
Loan payable - bank	8,696,065	8,508,663
Current portion of loan payable - related parties	213,569	5,793
Current portion of loan payable - other	161,905	23,515
Accrued expenses and other current liabilities	3,489,817	3,206,009
TOTAL CURRENT LIABILITIES	18,394,858	14,635,762

LONG-TERM LIABILITIES:
Loan payable - related parties	3,497,001	3,696,210
- others	1,688,934	1,831,838
Warrant and derivative liabilities	-	1,161
TOTAL LONG-TERM LIABILITIES	5,185,935	5,529,209

Common stock, par value $0.001, 100,000,000 shares authorized, 49,469,837 and 49,158,955 shares issued and outstanding on March 31,2012 and June 30, 2011, respectively	49,470	49,159
Additional paid in capital	57,870,858	57,382,109
Accumulated deficit	(24,834,760)	(23,009,448)
Other comprehensive income	2,638,402	1,885,531
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	35,723,970	36,307,351

Non-controlling interests in subsidiaries	(604,354)	(598,598)
TOTAL EQUITY	35,119,616	35,708,753

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,700,409	$55,873,724

See accompanying notes to condensed consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Restated)		(Restated)

SALES	$1,807,284	$1,628,627	$5,461,685	$5,309,839
COST OF SALES	796,681	807,492	2,302,576	2,410,633
GROSS PROFIT	1,010,603	821,135	3,159,109	2,899,206

OPERATING EXPENSES:
Research and development expense	103,237	70,362	364,177	347,760
General and administrative expenses	699,678	1,364,117	2,210,489	3,785,867
Selling expenses	496,192	354,600	1,226,016	1,228,492
Depreciation and amortization	148,448	155,960	442,197	458,266
TOTAL OPERATING EXPENSES	1,447,555	1,945,039	4,242,879	5,820,385

LOSS FROM OPERATIONS	(436,952)	(1,123,904)	(1,083,770)	(2,921,179)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(507,758)	(451,782)	(1,345,302)	(1,211,890)
Change in fair value of warrant and derivative liabilities	-	726,567	1,161	1,843,590
Equity in loss of joint venture	(27,527)	-	(106,457)	-
Subsidy income	351,185		663,675	265,514
TOTAL OTHER INCOME (EXPENSE)	(184,100)	274,785	(786,923)	897,214

LOSS BEFORE INCOME TAXES	(621,052)	(849,119)	(1,870,693)	(2,023,965)

Income taxes (benefit)	-	(280,004)	-	(672,214)

NET LOSS	(621,052)	(569,115)	(1,870,693)	(1,351,751)

Net loss attributed to non-controlling interest in subsidiaries	(15,560)	(56,001)	(45,381)	(134,443)
LOSS ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	(605,492)	(513,114)	(1,825,312)	(1,217,308)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	238,131	91,017	792,496	961,649

COMPREHENSIVE LOSS	(367,361)	(422,097)	(1,032,816)	(255,659)

Other comprehensive income attributable to non-controlling interest	11,907	4,334	39,625	45,793

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(379,268)	$(426,431)	$(1,072,441)	$(301,452)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,433,638	46,505,576	49,290,772	46,498,409

See accompanying notes to condensed consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	March 31,
	2012	2011
	(Restated)
OPERATING ACTIVITIES:
Net income (loss)	$(1,825,312)	$(1,217,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	887,166	875,303
Deferred income tax	-	(672,214)
Inventory markdown	11,155	-
Bad debts	18,949	714,242
Common stock issued for services	489,059	415,612
Change in fair value of warrants and derivative liability	(1,161)	(1,843,590)
Equity loss of joint venture, net	106,457	-
Net loss attributable to non-controlling interests	(45,381)	(134,443)
Changes in operating assets and liabilities:
Accounts receivable	(643,460)	(1,389,515)
Inventories	(86,294)	(350,696)
Prepaid expenses and other current assets	(573,463)	(236,548)
Accounts payable	(179,633)	601,753
Accrued expenses and other current liabilities	298,305	723,922
NET CASH USED IN OPERATING ACTIVITIES	(1,543,613)	(2,513,482)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(195,472)	(1,136,634)
Proceeds from unrelated parties	-	292,896
NET CASH USED IN INVESTING ACTIVITIES	(195,472)	(843,738)

FINANCING ACTIVITIES:
Short-term borrowings	2,981,047	(76,102)
Proceeds from (repayment of) other borrowings	(45,029)	2,381,565
Repayment of loans from related party	(72,283)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,863,735	2,305,463

EFFECT OF EXCHANGE RATE ON CASH	7,329	183,834

INCREASE (DECREASE) IN CASH	1,131,979	(867,923)
CASH – BEGINNING OF YEAR	2,770,744	3,985,710
CASH – END OF PERIOD	$3,902,723	$3,117,787

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,600,040	$879,437
Cash paid for income taxes	-	-

See accompanying notes to condensed consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
(Unaudited)

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2011 filed on September 28, 2012

2           BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

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
(Unaudited)

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

The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. The acquisition of LRT has been completely integrated into the Hebei Aoxing reporting unit.  Goodwill of this reporting unit Hebei Aoxing will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company did not experience any such events or circumstances during the three months ended March 31, 2012. The Company will perform the annual goodwill impairment test during the fourth quarter of each fiscal year.

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
(Unaudited)

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
(Unaudited)

3           RESTATEMENT

Subsequent to filing the March 31, 2012 10-Q, management concluded that a the full valuation allowance of deferred tax assets recorded during the period ended March 31, 2012 should have been recorded in our June 30, 2011 financial statements.

In re-assessing the appropriateness of the deferred tax asset at March 31, 2012, we considered the positive and negative evidence that would support the deferred tax asset at that time.  Subsequently to the filing, it was determined these same factors were present as of June 30, 2011.  At this time the management determined the valuation for deferred tax assets was not adequately accounted for and disclosed during the year ended June 30, 2011 and should be restated.

As a result the Company’s income tax expense and net loss attributed to non-controlling interest in subsidiaries were misstated by $2,614,817 and $130,741 for the nine months ended March 31, 2012 and $2,735,675 and $136,783 for the three months ended March 31, 2012.  The effect of this error from the prior year has been recorded in the Company’s financial statements as of June 30, 2011 and for the three and nine months ended March 31, 2012.

The June 30, 2011 balance sheet and the statements of operations and statements of cash flows for the three and nine months ended March 31, 2012 have been restated as follows:

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
(Unaudited)

CONSOLIDATED BALANCE SHEETS

	June 30, 2011
	As Previously
	Reported	Adjustments	As Restated
ASSETS

CURRENT ASSETS
Cash	$2,770,744	$–	$2,770,744
Accounts receivable, net of allowance for doubtful accounts of $543,697	2,008,024	–	2,008,024
Inventory	1,469,417	–	1,469,417
Prepaid expenses and other current assets	1,130,010	–	1,130,010
TOTAL CURRENT ASSETS	7,378,195	–	7,378,195

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	26,669,156	–	26,669,156
Deferred income tax	2,614,817	(2,614,817)	–
Goodwill	19,916,128	–	19,916,128
Other intangible assets	1,388,704	–	1,388,704
Investment in joint venture	521,541	–	521,541
TOTAL LONG-TERM ASSETS	51,110,346	(2,614,817)	48,495,529

TOTAL ASSETS	$58,488,541	$(2,614,817)	$55,873,724

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,659,727	$–	$232,055
Short-Term borrowing from unrelated parties	232,055	–	2,659,727
Loan payable - bank	8,508,663	–	8,508,663
Current portion of loan payable - related parties	5,793	–	5,793
Current portion of loan payable - other	23,515	–	23,515
Accrued expenses and other current liabilities	3,206,009	–	3,206,009
TOTAL CURRENT LIABILITIES	14,635,762	–	14,635,762

LONG-TERM LIABILITIES:
Loan payable - related parties	3,696,210	–	3,696,210
-others	1,831,838	–	1,831,838
Warrant and derivative liabilities	1,161	–	1,161
TOTAL LONG-TERM LIABILITIES	5,529,209	–	5,529,209

Common stock, par value $0.001, 100,000,000 shares authorized, 49,158,955 and 46,494, 903 shares issued and outstanding on June 30, 2011 and 2010, respectively	49,159	–	49,159
Additional paid in capital	57,382,109	–	57,382,109
Accumulated deficit	(20,525,372)	(2,484,076)	(23,009,448)
Other comprehensive income	1,885,531	–	1,885,531
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	38,791,427	(2,484,076)	36,307,351

NONCONTROLLING INTEREST IN SUBSIDIARIES	(467,857)	(130,741)	(598,598)
TOTAL EQUITY	38,323,570	(2,614,817)	35,708,753

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$58,488,541	$(2,614,817)	$55,873,724

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the Nine Months Ended March 31, 2012
	As Previously
	Reported	Adjustments	As Restated

SALES	$5,461,685	$–	$5,461,685
COST OF SALES	2,302,576	–	2,302,576
GROSS PROFIT	3,159,109	–	3,159,109

OPERATING EXPENSES:
Research and development expense	364,177	–	364,177
General and administrative expenses	2,210,489	–	2,210,489
Selling expenses	1,226,016	–	1,226,016
Depreciation and amortization	442,197	–	442,197
TOTAL OPERATING EXPENSES	4,242,879	–	4,242,879

LOSS FROM OPERATIONS	(1,083,770)	–	(1,083,770)

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(1,345,302)	–	(1,345,302)
Change in fair value of warrant and derivative liabilities	1,161	–	1,161
Equity in loss of joint venture	(106,457)	–	(106,457)
Subsidy income	663,675	–	663,675
Total Other Income (Expense)	(786,923)	–	(786,923)

LOSS BEFORE INCOME TAXES	(1,870,693)	–	(1,870,693)

Income taxes (credit)	2,614,817	(2,614,817)	-
NET LOSS	(4,485,510)	2,614,817	(1,870,693)

Net loss attributed to non-controlling interest in subsidiaries	(176,122)	130,741	(45,381)
LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF THE COMPANY	(4,309,388)	2,484,076	$(1,825,312)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	792,496	–	792,496

COMPREHENSIVE LOSS	(3,516,892)	2,484,076	(1,032,816)

Other comprehensive income attributable to non-controlling interest	39,625	–	39,625

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(3,556,517)	$2,484,076	$(1,072,441)

BASIC AND DILUTED LOSSES PER COMMON SHARE	$(0.09)	–	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,290,772	–	49,290,772

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the Three Months Ended March 31, 2012
	As Previously
	Reported	Adjustments	As Restated

SALES	$1,807,284	$–	$1,807,284
COST OF SALES	796,681	–	796,681
GROSS PROFIT	1,010,603	–	1,010,603

OPERATING EXPENSES:
Research and development expense	103,237	–	103,237
General and administrative expenses	699,678	–	699,678
Selling expenses	496,192	–	496,192
Depreciation and amortization	148,448	–	148,448
TOTAL OPERATING EXPENSES	1,447,555	–	1,447,555

LOSS FROM OPERATIONS	(436,952)	–	(436,952)

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(507,758)	–	(507,758)
Change in fair value of warrant and derivative liabilities	-	–	-
Equity in loss of joint venture	(27,527)	–	(27,527)
Subsidy income	351,185	–	351,185
Total Other Income (Expense)	(184,100)	–	(184,100)

LOSS BEFORE INCOME TAXES	(621,052)	–	(621,052)

Income taxes (credit)	2,735,675	(2,735,675)	–
NET LOSS	(3,356,727)	2,735,675	(621,052)

Net loss attributed to non-controlling interest in subsidiaries	(152,343)	136,783	(15,560)
LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF THE COMPANY	(3,204,384)	2,598,892	(605,492)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	238,131	–	238,131

COMPREHENSIVE LOSS	(2,966,253)	2,598,892	(367,361)

Other comprehensive income attributable to non-controlling interest	11,907	–	11,907

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(2,978,160)	$2,598,892	$(379,268)

BASIC AND DILUTED LOSSES PER COMMON SHARE	$(0.06)	$–	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,433,638	–	49,433,638

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31, 2012
	As Previously
	Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net income (loss)	$(4,309,388)	$2,484,076	$(1,825,312)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	887,166	–	887,166
Deferred income tax	2,614,817	(2,614,817)	-
Inventory markdown	11,155	–	11,155
Bad debts	18,949	–	18,949
Common stock issued for services	489,059	–	489,059
Change in fair value of warrants and derivative liability	(1,161)	–	(1,161)
Equity loss of joint venture, net	106,457		106,457
Net income attributable to non-controlling interests	(176,122)	130,741	(45,381)
Changes in operating assets and liabilities:
Accounts receivable	(643,460)	–	(643,460)
Inventories	(86,294)	–	(86,294)
Prepaid expenses and other current assets	(573,463)	–	(573,463)
Accounts payable	(179,633)	–	(179,633)
Accrued expenses and other current liabilities	298,305	–	298,305
NET CASH USED IN OPERATING ACTIVITIES	(1,543,613)	–	(1,543,613)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(195,472)	–	(195,472)
NET CASH USED IN INVESTING ACTIVITIES	$(195,472)	$–	$(195,472)

	For the Nine Months Ended March 31, 2012
	As Previously
	Reported	Adjustments	As Restated

FINANCING ACTIVITIES:
Short-term borrowings	$2,981,047	$–	$2,981,047
Proceeds from (repayment of) other borrowings	(45,029)	–	(45,029)
Repayment of loans from related party	(72,283)	–	(72,283)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,863,735	–	2,863,735

EFFECT OF EXCHANGE RATE ON CASH	7,329	–	7,329

INCREASE (DECREASE) IN CASH	1,131,979	–	1,131,979
CASH – BEGINNING OF YEAR	2,770,744	–	2,770,744
CASH – END OF PERIOD	$3,902,723	$–	$3,902,723

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,600,040	–	$1,600,040
Cash paid for income taxes	$–	–	$–

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
(Unaudited)
4           INVENTORIES

Inventories consist of the following:

	March 31,	June 30,
	2012	2011
	(unaudited)
Raw materials	$478,601	$1,017,658
Work in process	594,573	159,388
Finished goods	565,173	313,681
Allowance	(60,847)	(21,310)
Total	$1,577,500	$1,469,417

5            EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in API (see Note 2), under the equity method of accounting.

Summarized unaudited financial information for our investment in API, assuming a 100% ownership interest, is as follows:

	March 31,	June 30,
	2012	2011
	(unaudited)
Current assets	$230,657	$126,458
Noncurrent assets	669,874	627,660
Current liabilities	123,065	150,379
Noncurrent liabilities	-	-
Equity	777,466	603,738
Revenues	-	-
General and administrative expenses for nine months	208,740	-
Net income (loss) for nine months	$(208,740)	$-

6           SHORT-TERM BORROWING FROM UNLATED PARTIES

Short-term borrowing consists of the following:

	March 31,	June 30,
	2012	2011
	(unaudited)
Shijiazhuang Finance Bureau (a)	$79,055	$232,055
Shijiazhuang Construction Investment Group Co., Ltd (b)	3,162,205	-
Total	$3,241,260	$232,055

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
(Unaudited)

7           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31,	June 30,
	2012	2011
	(unaudited)
Accrued salaries and benefits	$541,006	$555,617
Accrued interest	529,971	745,866
Accrued taxes	396,200	316,229
Deposit payable	797,128	505,977
Due to employee	45,512	44,532
Other accrued expenses and current liabilities	1,180,000	1,037,788
Total	$3,489,817	$3,206,009

8           LOAN PAYABLE - BANK

Loans payable – bank consists of the following loans collateralized by assets of the Company.

	March 31, 2012	June 30, 2011
	(unaudited)
Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 7.572%, set to be 20% higher than the interest rate of the China People Bank rate, initially made on April 29, 2010 for one year and renewed on April 15, 2011 for one year maturing on April 15, 2012	$4,743,308	$4,641,089
Bank Note in the amount of 25 million RMB with China Citic Bank bearing an annual floating rate of 6.941%, set to be 10% higher than the interest rate of the China People Bank rate, initially made on May 5, 2010 for one year and renewed on April 20, 2011 for one year maturing on April 20, 2012	3,952,757	3,867,574
Total	$8,696,065	$8,508,663

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

March 31, 2012
(Unaudited)

9           LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 15.23% per annum as of March 31, 2012 and 15.13% per annum as of June 30, 1011. Loans will mature as follows:

	March 31,	June 30,
	2012	2011
	(unaudited)
Within one year	$213,569	$5,793
1 – 2 years		1,286,219
2 – 3 years	3,497,001	2,180,142
3 – 4 years		229,849
Total	3,710,570	3,702,003
Less current portion	(213,569)	(5,793)
Total	$3,497,001	$3,696,210

10         LOAN PAYABLE – OTHERS

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 17.44% per annum as of March 31, 2012 and 17.9% per annum as of June 30, 2011.  Loans will mature as following:

	March 31,	June 30,
	2012 (unaudited)	2011
Within one year	$161,905	$23,515
1 – 2 years	-	-
2 – 3 years	1,688,934	-
3 – 4 years	-	1,831,838
Total	1,850,839	1,855,353
Less current portion	(161,905)	(23,515)
Total	$1,688,934	$1,831,838

11           ISSUANCE OF COMMON STOCK

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
(Unaudited)

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

The reconciliation of income tax expense (benefit) at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Nine Months Ended March 31,
	2012	2011
	(unaudited)	(Restated)
Tax at U.S. Statutory rate	$(654,743)	$(708,388)
Tax rate difference between China and U.S.	518,622	268,886
Change in Valuation Allowance	136,121	(232,712)
Tax at effective rate	$-	$(672,214)

    The income tax expense (benefit) are summarized as follows:

	Nine Months Ended March 31,
	2012	2011
	(unaudited)	(Restated)
Current	$-	$-
Deferred - U.S.	(337,075)	232,712
Deferred - China	200,954	(672,214)
Valuation allowance – US	337,075	(232,712)
Valuation allowance - China	(200,954)	-
Total	$-	$(672,214)

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of March 31, 2012 and June 30, 2011 are as follows:

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
(Unaudited)

	March 31,	June 30,
	2012	2011
	(unaudited)	(Restated)
Net operating loss carryforward - China	$1,856,579	$1,838,049
Net operating loss carryforward - US	1,380,949	1,043,874
Allowance for doubtful accounts	474,788	736,422
Others	82,496	40,346
	3,794,812	3,658,691
Less: valuation allowance- U.S.	(1,380,949)	(1,043,874)
valuation allowance- China.	(2,413,863)	(2,614,817)
Deferred tax assets	$-	$-

Prior to the restatement, during the quarter ended March 31, 2012, the Company recorded a full valuation allowance for its deferred tax asset balance related to China.  The deferred tax assets are substantially related to loss carry forwards for the past 5 years under Chinese tax law.  Subsequently to the filing of the March 31, 2012 Form 10-Q, the Company determined the positive and negative evidence used to provide the full valuation allowance as of March 31, 2012 also existed as of June 30, 2011.  The Company concluded the full valuation allowance should have been recorded as of June 30, 2011 and restated its previously issued financial statements.  In this restated Form 10-Q for the periods ended March 31, 2012, the Company adjusted income taxes and the net loss attributed to non-controlling interest in subsidiaries for the full valuation allowance originally recorded.  During the quarter ended March 31, 2012, the valuation allowance related to deferred tax assets in China decreased from $2,614,817 to $2,413,863 as a result of expired loss carry forwards and a decrease in allowance for doubtful accounts.    The Company continues to provide a full valuation allowance for the deferred tax assets from China as of March 31, 2012 because the Company believes the likelihood it will be able to utilize these in the future is minimal

For the period ended March 31, 2012 and June 30, 2011, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2012 and June 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

13         CONCENTRATIONS

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

Results of Operations – Restated

The Company is restating its financial statements for the three and nine months ended March 31, 2012 to correct an error related to the accounting for the Company’s valuation of deferred tax assets. The Company has amended its Annual Report on Form 10-K as of and for the year ended June 30, 2011. The effect of the error is to decrease net loss for the affected periods by $2,614,817 of income tax expense and adjust opening accumulated deficit for $2,484,076 to reflect the impact of the adjustment made at June 30, 2011 in the March 31, 2012 financial statements.

A more complete discussion of the restatement can be found in Item 8 Note 3 to the financial statements and in the Company’s Current Report on Form 8-K filed with the Commission on August 10, 2012.

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

The Company realized a net loss of $621,052 for the three months ended March 31, 2012.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s loss was attributed to the minority interest.  Therefore the net loss for the three months ended March 31, 2012 attributable to the shareholders of Aoxing Pharmaceutical was $605,492.  In comparison, during the three months ended March 31, 2011, there was a net loss of $513,114 attributable to the Company’s shareholders, after deducting loss attributable to the 5% minority interest in Hebei Aoxing.  During the nine months ended March 31, 2012, net loss to the shareholders of Aoxing Pharmaceutical was $1,870,693, as compared to a net loss of $1,351,751 for the same period a year earlier, excluding the 5% minority interest.

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

As a result of the several debt refinancing during fiscal 2011 and the first nine months of fiscal 2012, our debt service obligations on March 31, 2012 were as following:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years
Short-term Borrowing	$3,241,260	$3,241,260	$-	$-	$-	$-	$-
Banks	8,696,065	-	8,696,065	-	-	-	-
Affiliates	3,710,570	213,569	-	3,497,001	-	-	-
Others	1,850,839	161,905	-	1,688,934	-	-	-
TOTAL	$17,498,734	$3,616,734	$8,696,065	$5,185,935	$-	$-	$-

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

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, we reported effective controls over financial statement reporting.  During our required quarterly assessment, we identified a material weakness related to certain generally accepted accounting standards of the United States of America (“US GAAP”) and Securities and Exchange (“SEC”) reporting expertise were not followed during the quarterly reporting period.   We cannot assure investors that, if our independent auditors are required to attest to our internal controls, they will agree with our analysis or will not have identified other material weaknesses in our internal controls or disclosure controls.

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: October 1, 2012	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer

Date: October 1, 2012	By: /s/ Guoan Zhang
Guoan Zhang, Chief Financial and Accounting Officer