Form 10-K
period 2012-06-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2012-10-15
CIK 1060426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes √   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of December 31, 2011, the last business day of the second fiscal quarter, was $8,352,915.

As of October 15, 2012 the number of shares outstanding of the Registrant’s common stock was 49,615,013 with $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:    None.

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Aoxing Pharmaceutical Company, Inc. that represents management’s assumptions based on the information currently available to management. Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements including those set forth in Item 1A of this report. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

Our fiscal year ends on June 30, and any references herein to “Fiscal 2012” mean the year ended June 30, 2012, and references to other “Fiscal” years mean the year ending June 30, of the year indicated.

We obtained statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information. While we believe that the statistical data, industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

PART 1

Item 1.  Business

Aoxing Pharmaceutical Company, Inc.’s (“Aoxing Pharma” or “Company”) has one operating subsidiary, Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei Aoxing”), which is organized under the laws of the Peoples Republic of China (“PRC”). Since 2002, Hebei Aoxing has been engaged in developing narcotics and pain management products.  In 2008 Hebei Aoxing supplemented its product lines by acquiring  Shijiazhuang Lerentang Pharmaceutical Company, Ltd. (“LRT”), a specialty pharmaceutical company focusing on herbal pain related therapeutics.  The Company owns 95% of the equity in Hebei Aoxing.  The remaining 5% is owned by our Chairman, Zhenjiang Yue, and his family.

History of the Company

The Company was incorporated in the State of Florida on January 23, 1996.  In 2006 the Company liquidated its previous business assets and acquired 60% of Hebei Aoxing.   On July 6, 2006, the Company changed its name to “China Aoxing Pharmaceutical Company, Inc.” to better reflect the nature of its business.  On May 1, 2008 the Company completed the acquisition of an additional 35% interest in Hebei Aoxing from its Chairman and Chief Executive Officer, Mr. Zhenjiang Yue.

On April 16, 2008, Hebei Aoxing completed the acquisition of 100% of the registered capital of LRT.  LRT was engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China.  In exchange for transfer of ownership of LRT to Hebei Aoxing, the Company paid to the shareholders of LRT 80 million RMB and related expenses (approximately $12.4 million in total) and issued 4 million shares of common stock.    Subsequently the Company undertook the integration of LRT’s business and operations into Hebei Aoxing, which resulted in a requirement that our manufacturing facilities be relicensed by the government. ..  In April 2011, the combined Hebei Aoxing and LRT manufacturing facility received GMP certification from the Chinese State Food and Drug Administration (SFDA) for its pre-treatment, extraction, tincture, and pill workshops.  The certification marked the completion of the integration of LRT into Hebei Aoxing.

On April 14, 2010, Aoxing Pharma’s common stock began trading on the NYSE Amex, a subsidiary of NYSE Euronext, under the ticker symbol "AXN." In anticipation of the listing, on March 29, 2010  the Company changed the name of the corporation to "Aoxing Pharmaceutical Company, Inc.," to better reflect its global brand extension, and  effected a one-for-two reverse split of its common stock.

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. The joint venture represents a significant new opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China.  Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei Aoxing will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. Hebei Aoxing has a 51% stake in the Company, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each company has equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The new joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment is projected to be approximately $15 million during the first five years. Approximately $1 million of capital resources were invested in the joint venture up to the reporting date.

Pharmaceutical Market in China

According to IMS health, the global pharmaceutical market in 2014 is expected to be about $1,100 billion and to grow 5-8% each year until 2012, while the Chinese pharmaceutical market is expected to grow 15-20% each year to more than $80 billion by 2014, making it the third largest pharmaceutical market behind the United States and Japan.  The growth in the Chinese pharmaceutical market is driven by several factors including improving standards of living and an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System and the increase in government spending on public health care. In January 2009, the Chinese government approved a healthcare reform plan and budgeted RMB 850 billion, or $124 billion, for a three year program to make medical services and products more affordable and accessible to the whole population. Upon the completion of this program, we expect a new policy will follow and more government resources will be dedicated to medical service and healthcare.

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

Opioid drugs have been associated with illicit drug abuse and drug related crime since the onset of their medical use. The United Nations and its member States coordinate responses to this problem through international drug control conventions.  Over 95 per cent of the Member States of the United Nations are now parties to the international drug control conventions, or the “Single Convention on Narcotic Drugs, 1961,” organized by International Narcotics Control Board (“INCB”). The conventions contain the basic legal structure, obligations, tools and guidance that are needed for all States to achieve the main aims of the international drug control system: controlled universal availability of narcotic drugs and psychotropic substances for medical and scientific purposes only; prevention of drug abuse, drug trafficking and other forms of drug-related crime; and the undertaking of effective remedial action when prevention does not fully succeed. As such, the conventions constitute the world’s agreed proportionate response to the global problems of illicit drug abuse and trafficking and the world’s agreed legal framework for international drug control.  China entered the “Single Convention on Narcotic Drugs, 1961” in 1985, which resulted in the gradual loosening of government policy toward the control of analgesic supplies.

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

Global consumption has also risen steadily, reﬂecting the increased use of controlled-release preparations containing oxycodone for the treatment of moderate to severe pain.  In 2005 and 2006, global consumption reached a level of 42.6 tons and, in 2008, it further increased, considerably, to 52.5 tons (700 million S-DDD), the highest level ever recorded. That was mainly a result of increased consumption in the United States, which continued to be the principal consumer country of oxycodone, accounting for 40.5 tons, or 77 per cent of the world total. Other major consumer countries in 2008 were Canada (4.5 tons), Germany (2 tons), Australia (1.3 tons) and the United Kingdom (902 kg), together accounting for 17 per cent of global consumption. Consumption of oxycodone has spread to more than 50 other countries, including developing countries. China consumed 200kg of oxycodone in 2011.

Currently, the pharmaceutical market in China is highly fragmented. We believe there are over 3,000 small enterprises currently engaged in the development, manufacture and sale of pharmaceutical products, and we expect significant consolidation of pharmaceutical business, products and technologies in China in near future.  However, based on recent statistics provided by the China SFDA, there are only 13 pharmaceutical companies designated by the China SFDA as narcotic drug producers in China and we are one of them.

Since its inception in 2002, Hebei Aoxing has been focusing on research, development, manufacturing and distribution of a variety of narcotics and pain management pharmaceutical products in China.  A significant portion of its facility is dedicated to conducting the narcotic drug business with GMP manufacturing capability for drugs in tablet, capsule, injectable, oral solution and granulated formulations - the remainder of the facility is dedicated to the herbal pharmaceutical products acquired from LRT.  Over the years, the company has developed a compelling pipeline in narcotics and pain management drugs, including Naloxone, Oxycodone, Tilidine, Codeine Phosphate, Pholcodine, and Buprenorphine.

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

We have more than 100 products under licenses from Chinese SFDA.  However, during most of our fiscal year 2011 we were unable to sell most of our products because the integration of the LRT operations with our Hebei Aoxing manufacturing operations necessitated that we obtain new GMP facility certification from the SFDA.  We obtained GMP certification for those facilities in April 2011 and have gradually resumed production on some of our products.  The following is a brief description of some of our main marketed products.

Zhongtongan:  It is a capsule of herbal extraction manufactured under modern GMP standard for the indication of oral and dental pain. We expanded its use to include gynecological and orthopedic application in 2011.  It is currently our main product and accounts for more than 80% of our total sales in 2012.

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

Research and Development

We have an in-house state-of-art facility which allows our multi-discipline team to conduct pharmaceutical research and development.  Our research and development (“R&D”) team consists of chemists, biologists, pharmacologists and other technical experts.  The team works on multiple projects, ranging from early stage discovery to advanced clinical studies.  Our team is capable of performing chemical synthesis, analytic analysis, pharmacology, toxicology as well as other technical tasks related to pharmaceutical industry.  During our fiscal year 2012, we invested $577,951 in R&D efforts.  Our R&D expenditures during fiscal 2011 and 2010 were $929,598 and 1,540,744, respectively.  In addition, we rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

 The five principal product lines under development by our R&D staff (and the progress of development) are described below:

Tilidine Tablets (under clinical development.:  Tilidine hydrochloride is an orally-absorbed synthetic narcotic analgesic.  Tilidine hydrochloride is used in 50mg or 100mg dosage strength for relief of acute, moderate to severe pain, and chronic cancer-related pain. It is mainly used in European countries, including Germany, Belgium, Ireland, Italy, Switzerland, and etc. It is not available in China at the moment.

It is estimated that there are at least 50 million operation procedures performed in Chinese hospitals and clinical centers every year, and 50% of these procedures require acute post-operative pain treatment. In addition, there are estimated to be over 2.2 million newly diagnosed cancer patients every year, and 60% of them are unable to receive necessary pain management under the current treatment paradigm. According to the New England Journal of Medicine, cancer has become the No. 1 cause of death, contributing to 20% of adult deaths in China.

In April 2007, Hebei Aoxing received clearance from the China SFDA for the clinical study of Tilidine Hydrochloride tablets for the treatment of moderate to severe post-operative and cancer pain in adult patients.  Tilidine tablets drug is not currently available in China.  To the best of our knowledge, Hebei Aoxing is currently the only domestic manufacturer authorized to develop Tilidine tablets in China.

Our Phase III clinical study of Tilidine Hydrochloride tablets was a multi-center, randomized, double-blind and active-control study which covers two pivotal trials: (1) a trial of 200 patients with post-operative pain for the indication of acute moderate to severe pain; and (2) a trial of 120 patients with cancer pain for the indication of chronic moderate to severe pain. The study was conducted at 9 metropolitan hospitals in China. The primary endpoints used to evaluate the efficacy were the sum of pain score differences, measured by Pain Intensity Difference (PID). The Company has submitted the New Drug Application (NDA) for the final production clearance to the China SFDA and is waiting for its final approval. Tilidine is designated as a Class III New Medicine with at least three-year market exclusivity protection upon clearance by the China SFDA.

Codeine Phosphate Compound Oral Solution (under review phase). In June 2007, Hebei Aoxing received formal approval from the SFDA for the clinical study of Codeine Phosphate Compound Medicine for cold and flu treatment.  While Codeine Phosphate is widely used and considered effective in cold and flu treatment in Western countries, it only became available in China in 2006.  To the best of our knowledge, Hebei Aoxing is one of only two domestic pharmaceutical manufacturers developing this medicine in China.

In June 2009 the Company completed the registration trial with Codeine Phosphate. This registration trial is a randomized, multi-center, double-blind, positive-controlled study designed to evaluate the efficacy and efficacy of compound oral solution of codeine phosphate in 215 patient subjects with acute moderate to severe cough.  We have submitted the trial results and they are now under review by the China SFDA.

Buprenorphine/Naloxone (entering clinical development). In November 2007, the China SFDA granted Hebei Aoxing and its partner, the National Institute of Drug Dependence at Beijing University, an important research and development license for Buprenorphine/Naloxone sublingual combo tablet to treat opioid dependence. This project has been a joint effort of scientists from our Company and Beijing University since April 2005. This new combo therapy is expressly designed to combine the proven effectiveness and tolerability of buprenorphine with a lower potential for misuse, underlining our commitment to this therapy area.  There is much peer-reviewed evidence of superior efficacy and safety profile for this therapy.

In August 2010, the China SFDA granted the Company authority to initiate the registration clinical trial of Buprenorphine/Naloxone sublingual tablets for opioid addiction treatment.  The approval enables Aoxing Pharma to move forward to the final development stage with this therapy, which is novel in China as it is not yet available to patients.  The registration trial is administered by the National Institute on Drug Dependence of China at Beijing University, the co-development partner of Aoxing Pharma.  The patient enrollment takes place in at least three Compulsory Drug Dependence Treatment Centers.   The clinical trial was collaborated by Kunming General Hospital of Chengdu Military Region as leader unit, and Shanghai Mental Health Center and Guangzhou psychiatric hospital as member units since April, 2004; the phase I clinical trial was completed, and the phase II clinical trial is in progress (this project doesn't require phase III clinical trial). The trial is designed to establish the safety and efficacy of the Buprenorphine/Naloxone sublingual tablet therapy among patients who are suffering from opioid dependence. The registration trial is a multi-center, randomized, double-blind and active-control study, which is planned to enroll approximately 280 patients registered at Compulsory Drug Dependence Treatment Centers. Subjects are randomized during a brief induction phase, a multi-week maintenance phase and a detoxification phase.

Based on Chinese government data, drug abuse and addiction has become a serious social problem and the situation has been getting worse over the last two decades.  As of November 2011 there were 1.79 million registered drug addicts in China, which is 50% more than in 2010. However, the real population of drug addicts is estimated to be about 10 times of the registered number in the country.  The Chinese government has taken comprehensive measures to address this problem, including centralized compulsory treatment camp, community clinics, psychological consulting and pharmacological therapies.  In 2009 approximately 200,000 individuals received compulsory drug addiction treatment at over 80 centralized treatment centers and other centers managed by the Chinese government.   The direct cost of illegal heroin purchase in China was estimated at $6 billion, and the overall cost in connection with illegal drug purchase in China was estimated at $74 billion in 2011.

Tongjingshule Capsules for Primary Dysmenorrha (under review phase). In May 2009 the Company acquired all rights to Tong Jing Shu Le (“TJSL”), a novel drug for menstrual pain in adult women.   Phase II (240 cases) and phase III (480 cases) clinical trials were completed in March 2012. The application for production of this product was submitted to SFDA and the site GMP inspection was determined as qualified. The project is at the SFDA final review stage now.

The Phase II trial provided positive results of safety and efficacy among 240 patients with primary dysmenorrheal during the 12-week, multi-center, randomized, double-blind and placebo-controlled trial.

The Phase III clinical study was a 12-week, multi-center, randomized, double-blind and active-controlled study to evaluate the safety and efficacy of TJSL Capsules among 480 patients with primary dysmenorrheal.  Subjects between 18 and 35 years old were enrolled at six leading university teaching hospitals in metropolitan areas of China.  Subjects received TJSL Capsules or active control, three times a day for ten days, starting one week prior to each menstrual cycle or period. The primary endpoint used to evaluate efficacy is the sum of pain score differences, measured by visual analogue scale (“VAS”), as well as symptom improvement during menstruation over three menstrual cycles.  This is a non-inferiority registration trial to the controlled arm, which was pre-approved by the China SFDA.

The prevalence rates of PD among women are from 60 to 90 percent. The market size of healthcare product to address menstrual pain is estimated at $3 billion per year in China.

Oxycodone & Acetaminophen Tablets and Capsules (under clinical development).  Oxycodone & Acetaminophen Tablets and Capsules are compound tablets and compound capsules consisting of Oxycodone HCL and Acetaminophen which is used to cure acute and chronic pain. Oxycodone and Acetaminophen are categorized as class II psychotropic drugs which are not subject to the rules of Single convention on Narcotic Drugs.  Oxycodone & Acetaminophen Tablets and Capsules are currently being imported from Mallinckrodt into China.  Aoxing will be the first Chinese company to produce this generic product.

We have obtained clinical trial approval of this product in September 2012 and we are putting together a team to carry out the clinical trial. This product only requires trial on bioequivalence and needs 24 cases for each trial, no phase II trial or phase III trial is required.

Employees

The Company currently has approximately 375 employees. There are 64 employees in administrative and management, 15 employees in the R&D, 21 employees in quality assurance and quality control, 131 employees in production, and 144 employees in sales and marketing. The Company continues to add people in direct sales and marketing in order to provide additional sales force for new products launch and existing products.

Most of our employees are members of a local workers union.  We consider our employee relations to be good.

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

Our independent accountants have included an explanatory paragraph in their audit report raising substantial doubt as to the Company’s ability to continue as a going concern due to the Company’s history of losses, negative cash flow from operations, and its working capital deficiency.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a $14.5 million loss from operations during the year ended June 30, 2012.  Our operations in the year ended June 30, 2012 resulted in a net use of cash of $1.3 million.  At June 30, 2012 we had a $9.1 million working capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  That doubt is expressed in the audit report of our independent auditor for the year ended June 30, 2012.

Our sales revenue remains small and mainly derived from a few products and a disruption in, or a compromise of, our manufacturing or sales operations, or distribution channels related to any of these products could materially and adversely affect our financial condition and results of operations.

We only reached a modest level of sales for the year ended June 30, 2012, mainly derived from a few products approved by the China SFDA.  We expect these products will continue to account for a majority of our sales in the next one or two years until our new products are approved, launched and become accepted by the market. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

We lack sufficient capital to fully carry out our business plan.

In order to make our operations cost-efficient, it is necessary that we expand our operations.  At the present time, however, our capital resources are sparse.  We are exploring various alternatives to improve our financial position and secure other sources of financing.  Such possibilities include a new credit facility, new equity raise, new arrangements to license intellectual property, the sales of selected property rights. If we are unable to secure the necessary capital, we may be unable to achieve the size of operations necessary for profitable operations.

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

We intend to pursue opportunities to grow our business by acquiring businesses, products and technologies that are complementary or related to our existing product lines. Successful completion of an acquisition depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate. If we do identify an appropriate acquisition candidate, we may face competition from other companies interested in acquiring the target company that has greater financial and other resources than we have. Acquisitions of businesses, products, technologies or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership.

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

Before obtaining regulatory approvals for the sale of our products, we must demonstrate through preclinical studies and clinical trials that the product is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of a product. A failure to demonstrate safety and efficacy would result in our failure to obtain regulatory approvals.

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

As a public company, we are required to comply with rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules.  This will continue to require additional cost management resources. We will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy these reporting requirements. In addition, we may need to hire additional legal and accounting staff with appropriate experience and technical knowledge, and we cannot assure you that if additional staffing is necessary that we will be able to do so in a timely fashion..

We continuously evaluate and monitor developments with respect to Section 404 of Sarbanes-Oxley and other applicable rules, however, we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

In addition, Chinese accounting rules and American rules differ in many material respects.  Since Chinese law requires us to use Chinese accounting rules for our operations in China and keep accounts in RMB, errors may arise from the process of converting our financial statements to compliance with accounting principles generally accepted in the United States, as well as in the conversion from Renminbi to U.S. Dollars.

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

The State Food and Drug Administration of China require pharmaceutical manufacturers to obtain Good Manufacturing Practices, or GMP, certifications. We have received our certifications. However, should we fail to receive or maintain the GMP certifications in the future, we would no longer be able to manufacture pharmaceuticals in China, and our businesses would be materially and adversely affected.   Moreover, the laws and regulations regarding acquisitions in the pharmaceutical industry in China may change, which could significantly impact our ability to grow through acquisitions.

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

The China SFDA, as well as Department of Health, imposes substantial requirements on the development, manufacture, labeling, sale, distribution, marketing, advertising, promotion and introduction of therapeutic narcotic pharmaceutical products through lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures. The submission of a drug application alone does not guarantee that the SFDA will grant approval to market the product.  Satisfaction of SFDA requirements typically takes a number of years, varies substantially based upon the type, complexity and novelty of the pharmaceutical product and is subject to uncertainty. The drug approval process varies in time, could take several years from the date of application. The timing for the approval process is difficult to estimate and can vary significantly.

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

Our operations in the PRC are subject to the laws and regulations of the PRC and any changes in the laws or policies of the PRC may have a material impact on our operations and financial performance.

As our drug products businesses are carried out in the PRC, we are subject to and have to operate within the framework of the PRC legal system. Any changes in the laws or policies of the PRC or the implementation thereof, for example in areas such as foreign exchange controls, tariffs, trade barriers, taxes, export license requirements and environmental protection, may have a material impact on our operations and financial performance.

The corporate affairs of our companies in the PRC are governed by their articles of association and the corporate and foreign investment laws and regulations of the PRC. The principles of the PRC laws relating to matters such as the fiduciary duties of directors and other corporate governance matters and foreign investment laws in the PRC are relatively new. Hence, the enforcement of investors or shareholders' rights under the articles of association of a PRC company and the interpretation of the relevant laws relating to corporate governance matters remain largely untested in the PRC.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business if stricter regulations are imposed on the overseas business practices of PRC companies.

Our operations are carried out through our subsidiaries which are located in the PRC. As such, the laws of the PRC govern our businesses and operations. The PRC legal system is a codified system of written laws, regulations, circulars, administrative directives and internal guidelines. The PRC government is still in the process of developing its legal system to encourage foreign investment and to align itself with global practices and standards. As the PRC economy is undergoing development at a faster rate than the changes to its legal system, some degree of uncertainty exists in connection with whether and how existing laws and regulations apply to certain events and circumstances. Some of the laws and regulations and the interpretation, implementation and enforcement of such laws and regulations are also at an experimental stage and are subject to policy changes. Hence, precedents on the interpretation, implementation and enforcement of certain PRC laws are limited and court decisions in the PRC do not have binding effect on lower courts. Accordingly, the outcome of dispute resolutions and litigation may not be as consistent or predictable as in other more developed jurisdictions and it may be difficult to obtain swift and equitable enforcement of the laws in the PRC, or to obtain enforcement of a judgment by a court or another jurisdiction.

There is no assurance that these PRC authorities will not issue further directives, regulations, clarifications or implementation rules requiring us to obtain further approvals in relation to our public listing in the U.S.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

All of our sales are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Furthermore, our PRC subsidiaries, which are foreign investment entities (“FIEs”), are subject to the PRC rules and regulations on currency conversion. In the PRC, the State Administration of Foreign Exchange (“SAFE”) regulates the conversion of the RMB into foreign currencies. Currently, foreign investment enterprises (including wholly foreign-owned enterprises) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs”. With such registration certification (which have to be renewed annually), FIEs are allowed to open foreign currency accounts including the “current account” and “capital account”. Currently, transactions within the scope of the "current account" (for example, remittance of foreign currencies for payment of dividends) can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account” (for example, for capital items such as direct investments, loans and securities) still requires the approval of the SAFE.

Anti-corruption measures taken by the government to correct corruptive practices in the pharmaceutical industry could adversely affect our sales and reputation.

The government has recently taken anti-corruption measures to correct corrupt practices in the pharmaceutical industry, including, among others, acceptance of kickbacks, bribery or other illegal gains or benefits by the hospitals and medical practitioners from pharmaceutical distributors in connection with the prescription of a certain drug. Substantially all of our sales to our ultimate customers are conducted through third-party distributors. We have no control over our third-party distributors, who may engage in corrupt practices to promote our products. While we maintain strict anti-corruption policies applicable to our internal sales force and third-party distributors, these policies may not be effective. If any of our third-party distributors engage in such practices and the government takes enforcement action, our products may be seized and our own practices and involvement in the distributors’ practices may be investigated. If this occurs, our sales and reputation may be materially and adversely affected.

We may never pay any dividends to our stockholders.

We have not paid any cash dividends on shares of our common stock. We currently intend to retain all available funds and future earnings, if any, to support our operations and finance the growth and development of our business. Our board of directors does not intend to distribute dividends in the foreseeable future. The declaration, payment and amount of future dividends, if any, will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditor is located in China, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by PCAOB. Inspections of other firms that PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of PCAOB to conduct inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of internal controls over financial reporting.   During our annual assessment, we identified a material weakness related to certain generally accepted accounting standards of the United States of America (“US GAAP”) and Securities and Exchange (“SEC”) reporting expertise were not followed.

Our reporting obligations as a public company place a significant strain on our management and operational and financial resources and systems. Effective internal controls, particularly those related to valuation of assets, equity compensation and revenue recognition are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting may result in the loss of investor confidence in the reliability of our financial statements, which in turn may harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. Government action in the future may require us to divest ourselves of any interest we hold in Chinese properties.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to continue to operate in China may be affected by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Price inflation in China could affect our results of operations if we are unable to pass along production cost price increases to our customers.

Inflation in China has recently increased substantially. The annual inflation rate in China was reported at 4.1 percent in December 2011. These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our results of operations if we are unable to pass along production cost price increases to customers. Similarly, the cost of the ongoing construction of our new facility and the installation of our equipment may increase as a result of these recent inflationary trends, which are expected to continue in the near future. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

AOB has significant influence over the outcome of matters submitted to Shareholders for approval.

As of June 30, 2012, AOB owns approximately 33.9% of our outstanding common stock . As a result, AOB can exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions. AOB’s ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Negative publicity may adversely affect our share price.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our Company.  This situation will be costly and time consuming and distract our management from growing our Company. If such allegations are not proven to be groundless, our Company and business operations could be severely impacted and your investment in our stock could be rendered worthless.

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

The headquarters of Hebei Aoxing currently cover 29.6 acres of the 49.4 acres leased by Hebei Aoxing.  The land lease will expire in 2053.  On that land, the Company has located a building complex that offers an aggregate of 32,268 m2 in floor space (approximately 347,330 square feet).  The complex includes office facilities, research facilities, 13,000 square meters (approximately 139,931 square feet) of factory space, and a five story residential facility for employees.

The Company’s technology center is the 4,600 square meters (approximately 49,514 square feet) Aoxing Special Medicine Research Center. The Research Center is equipped with advanced pharmaceutical research facilities, including  troche testing equipment, capsule testing equipment, injection testing equipment, composition testing equipment, chemical analysis equipment, and Chinese traditional medicine extraction testing equipment. The Center is equipped to conduct the research and pilot experimental production of new medicines. The central laboratory of the Research Center includes a precision instrument room, normal instrument room, heating chamber laboratory, chemical reagent room, bacteria inspection room, culture room, specimen room, and observation room. The facility is capable of conducting the entire quality-control supervision and inspection process of raw material, supplementary materials, crude and finished product. The employee training center located in the Research Center has advanced teaching facilities, and is capable of long-distance training and education. The Company has also established close relationships with the National Institute on Drug Dependence of Beijing University.

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

The executive and production facilities of Hebei Aoxing are located at No. 1 Industry District, Xinle City, Hebei Province, China 050700.  Aoxing Pharma maintains its U.S. office at 444 Washington Blvd, Suite 3338, Jersey City, NJ 07310.

Item 3.  Legal Proceedings

At present, the Company is not engaged in or the subject of any material legal proceedings.

Item 4.    Mine Safety Disclosures

Not Applicable.

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

Quarter Ending	High	Low

September 30, 2010	$3.59	$2.22
December 31, 2010	$3.15	$2.40
March 31, 2011	$2.80	$1.47
June 30, 2011	$2.67	$0.83

September 30, 2011	$1.22	$0.25
December 31, 2011	$0.62	$0.25
March 31, 2012	$0.60	$0.33
June 30, 2012	$0.49	$0.19

Holders

Our shareholders list contained the names of 464 registered stockholders of record of the Company’s common stock as of September 24, 2012.

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

Issuer Purchases of Equity Securities

The Company did not make any stock repurchases during the last quarter of fiscal 2012.

Recent Sales of Unregistered Securities

On June 12, 2012 the Company issued 60,000 shares of common stock to its independent directors.  The shares were issued in compensation for services rendered, and were valued at the market price on date of issue, an aggregate of $15,600.  The sale was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, since it was made to sophisticated investors with access to information about the Company, who were taking the shares for investment and without a plan of distribution.

On June 15, 2012 the Company issued 20,000 shares of common stock to management.  The shares were issued in compensation for services rendered, and were valued at the market price on date of issue, an aggregate of $5,400.  The sale was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, since it was made to a sophisticated investor with access to information about the Company, who was taking the shares for investment and without a plan of distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.	270,000	$1.74	1,145,310	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	270,000	$1.74	1,145,310
_________________________

(1)
In 2006 the Board of Directors adopted the 2006 Stock and Stock Option Plan.  The Plan authorizes the Board to issue up to 500,000 shares.  The shares may be awarded to employees or directors of Aoxing Pharmaceutical
Company or its subsidiaries as well as to consultants to those entities.  The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares.  On June 28, 2011, the Company’s shareholders voted to increase the number of shares issuable to 2,000,000 shares.

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

Results of Operations-Comparison of the years ended June 30, 2012 and 2011

Certain amounts pertaining to June 30, 2011 and the year then ended have been reclassified to conform to the current year’s financial statements presentation. These reclassifications had no impact on the previously reported financial position, results of operations or cash flows.

Revenue

Revenue for the year ended June 30, 2012 was $8,134,077, representing a 22.3% increase from the revenue of $6,651,048 for the year ended June 30, 2011. The increase in revenue was mainly attributed to the increase in sales of our main product, Zhongtongan. The revenue contribution from Zhongtongan increased by 33% when compared to 2011 as we expanded our sales reach from the original pediatric and stomatological divisions to cover a new market at the gynecology and orthopaedics divisions in the hospitals. However, the increase in sales of Zhongtongan was partially offset by a decline in revenue from certain low margin products, as the Company, early in the fiscal year, initiated a sales strategy of moving to high margin products.

The following table shows the dollar volume of sales of our primary product lines in each of the past two fiscal years:

	Fiscal 2012	Fiscal 2011
Herbal Therapeutics:
Zhongtongan	7,253,824	5,451,327
ShuangHuangLian	1,626	321,323
Other	844,684	801,541
Sub-Total	8,100,134	6,574,191

Opioid Analgesics:
Naloxone Hydrochloride	33,943	76,857
Other
Sub-Total	33,943	76,857

Total	$8,134,077	$6,651,048

Our sales of opioid analgesics remain modest.  The requirement of the China SFDA that we obtain renewed licenses for our facilities after we consolidated the LRT manufacturing facility with our Hebei Aoxing manufacturing facility was not satisfied until the beginning of fiscal 2011, which prevented us from aggressively marketing our opioid analgesics.  We expect sales of opioid analgesics to represent a larger portion of our overall sales in future years, particularly as our pipeline products reach the market.

Cost of Goods Sold; Gross Profit

Despite the 22.3% increase in our revenue from fiscal 2011 to fiscal 2012, our cost of goods sold declined by 2.8% from year to year.  This improvement was primarily the result of our strategic decision to refocus the efforts of our sales staff away from the lower margin products, such as Shuanghuanglian, and focus our efforts on the sales of our higher margin core product, Zhongtongan.  As a result of this strategic re-focus, our gross margin increased from 50.0% in fiscal 2011 to 60.2% in fiscal 2012, yielding a 47.4% increase in gross profit.

Research & Development Expenses

Research and development (“R&D”) expenses were $577,951 for the year ended on June 30, 2012, representing a 37.8% decline from $929,598 incurred in fiscal 2011.  Our R&D expenses may fluctuate significantly from period to period, reflecting the progress and timing of our various drug development projects. A number of our clinical trials started in 2010 and 2011were completed during fiscal 2011 and early 2012, which resulted in a lower R&D expenses in 2012. We expect some new product approvals, but we continue to build our pipeline; so R&D expenses will continue to fluctuate.

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation and benefits payable to general management, finance and administrative staff, professional and legal fees, and bad debt expenses.  In the year ended June 30, 2012, our general and administrative expenses were $3,055,424, a decrease of $1,995,607 or 39.5% compared to the $5,051,031 incurred during the previous year.  In addition to our overall efforts to reduce costs, the main reasons for the decrease in general and administrative expense were:

•	During the year ended June 30, 2011, we incurred $1,207,261 in stock compensation expense; in fiscal 2012 stock compensation expense was only $620,586.

•
In fiscal 2011 we incurred $917,959 in bad debt expense when fully reserving the remaining receivables obtained in our acquisition of LRT determined to be uncollectable; in fiscal 2012 bad debt expense was reduced to $18,981.

•
In fiscal 2012 , the Company terminated 20 staff members due to redundancy.  In addition, 5 managers who resigned were not replaced.  These staff reductions represented approximately $230,000 in savings.

The remaining decrease in general and administrative expenses were related to cost cutting measures to decrease consulting fees and other office expenses.

Selling Expense

Selling expense for the year ended June 30, 2012 was $1,823,791 and was 13.8% higher than the selling expense of $1,603,114 for the year ended June 30, 2011. The increase was mainly due to the increase in promotional fees of approximately $204,000 when compared to 2011. The promotional fees were directly related to the sales of Zongtongan.

Depreciation and Amortization

Depreciation and amortization expense decreased 0.4% from $594,720 in fiscal year 2011 to $592,567 in fiscal 2012.  The expense is stable because our fixed assets have relative long useful life and there was no material new purchase or disposal during 2012.

Impairment Loss on Goodwill

The purchase price that we paid for LRT and 35% of Hebei Aoxing in 2008 exceeded the fair market value of the net assets that we acquired, and we recorded the excess as goodwill on our balance sheet. At the end of the 2012 fiscal year, we engaged a valuation expert to assist us in evaluating our operating company and determining whether the goodwill on our balance sheet had been impaired. The Company, with the assistance of the valuation expert, performed the first step in the goodwill impairment test and determined that the carrying value exceeded the fair value. The second step determined the amount of the impairment by comparing the implied fair value to the carrying amount of the fair value. Using a discounted present value of our projections of long term cash flow, it was determined the carrying amount of the goodwill exceeded the implied fair value as of June 30, 2012 by $13,398,614. Accordingly, we reduced the goodwill on our balance sheet by that amount, and recorded that amount as an impairment loss on our statement of operations for the year ended June 30, 2012.

Loss from Operations

Although our revenues increased and our operations were significantly more efficient in fiscal 2012 than in fiscal 2011, the $13,398,614 impairment loss on goodwill recorded in fiscal 2012 caused our loss from operations for that year to exceed loss from operations in fiscal 2011 by $9,693,386.

Other Income (Expense)

Four non-operating factors contributed to our net loss for the past two fiscal years:

•
Interest expense was $1,862,861 for fiscal year 2012, an increase of 6.8% compared to interest expense of $1,744,735 incurred in fiscal year 2011.  The increase is mainly due to higher interest rates of two bank loans and additional outstanding short-term loans..

•
In 2007 we issued common stock purchase warrants in connection with an offering of debt securities.  During the 2011 fiscal year, a decrease in the value of our common stock led to a decrease in the value of the warrants.  We recorded that decrease in the value of the warrants as other income totaling $1,912,373.  The warrants expired without exercise on September 28, 2011, having changes in value only modestly between July 1, 2011 and that date.  Based on that modest change, we recorded $1,161 in other income arising from the warrants for the year ended June 30, 2012.

•
During the year ended June 30, 2012, we recorded an other expense of $132,311, which represented our 51% beneficial interest in the loss incurred in that period by our joint venture with Johnson Matthey PLC. The joint venture had no operations during fiscal 2011.

•
During the year ended June 30, 2012, the Company’s subsidiary in China, Hebei Aoxing, received three local government subsidies totaling RMB 4,230,000 (approximately $664,781). In fiscal 2011, there was approximately $263,685 of such income. These government subsidies were given to the Company with no restrictions and are for operating purposes. We recorded the subsidies and grants as other income.

Income Taxes

Because Hebei Aoxing recorded a net loss from operations in fiscal 2012, we recorded no income tax for that year.

Hebei Aoxing also recorded a loss from operations in fiscal 2011.  However, in prior years the Company had recorded as a deferred tax asset the benefit that it anticipated receiving by applying its net operating loss carryforward to offset future taxable income in China.  As of June 30, 2011, however, we concluded that it was more likely than not that the operating loss carryforward in China will not be realized, as we expect the net operating loss to expire before we record taxable income. For this reason, we wrote-off the deferred tax asset.  We recorded the amount of the write-off, $3,394,103, as a tax expense in fiscal 2011.

Net Loss

 Primarily due to its $13,398,614 impairment loss, the Company realized a net loss of $15,877,754 for the fiscal year ended June 30, 2012.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s net loss was attributed to the minority interest.  Therefore the net loss for the fiscal year attributable to the shareholders of Aoxing Pharmaceutical was $15,820,320.  In comparison, during the fiscal year ended June 30, 2011, the Company’s net loss was $7,817,918 and, after deducting loss attributable to the 5% minority interest in Hebei Aoxing, net loss attributable to shareholders of Aoxing Pharmaceutical was $7,410,848.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

 Our cash balance as of June 30, 2012 was $3,682,743, compared to $2,770,744 as of June 30, 2011. The increase reflected the $2,986,013 increase in our short-term borrowings during the year, which were only partially offset by a net cash use in operating activities of $1,326,190 and capital expenditure of $752,386.

Operations during the year ended June 30, 2012 used $1,326,190 in cash, as compared to $2,673,141 used for the year ended June 30, 2011.  The primary reason for the decreased use of cash was the $1,576,498 increase in gross profit discussed above.  In addition, despite the 22% increase in revenues, we reduced the rate of growth of our accounts receivable from an increase of $1,105,898 in fiscal 2011 to an increase of $764,164 in fiscal 2012.

Our investing activities in fiscal 2012 consisted of $752,386 in cash used to purchase additional property and equipment.  During the year ended June 30, 2011 investing activities used $715,509 in cash, as the Company invested $1,373,156 in additional property and equipment, but offset the cash by collecting $651,525 in loans previously made to an unrelated party.

Our financing activities provided $2,821,358 in cash during the year ended June 30, 2012.  On December 5, 2011, Hebei Aoxing, executed a financing agreement with Shijiazhuang Construction Investment Group and China Construction Bank. Under the agreement, the Company obtained a loan of RMB 20 million ($3,164,707) from Shijiazhuang Construction Investment Group, disbursed through China Construction Bank.  The Company also paid down RMB 1 million ($157,159) to Shijiazhuang Finance Bureau.

Our use of funds borrowed on a short-term basis to fund our operations and our capital investments caused our working capital deficit to increase during fiscal 2012.  Our working capital deficit on June 30, 2012 was $9,112,842, which was $1,855,275 more than the working capital deficit of $7,257,567 on June 30, 2011.  The primary reason for our working capital deficit is the fact that all of our bank debt is classified as short-term.  In accordance with banking customs in China, our bank loans have, throughout our history, been written on a short-term basis.  To date, however, we have found the banks willing to renew our loans annually after review.

As a result of several debts refinancing during fiscal 2012, our debt service obligations on June 30, 2012 were as following:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years
Short Term Borrowing	$3,243,825	$3,243,825	-	-	-	-	-
Interest Commitment - Short Term Borrowing	205,930	205,930	-	-	-	-	-
Banks (a)	8,702,945	8,702,945	-	-	-	-	-
Interest Commitment - Banks	568,837	568,837	-	-	-	-	-
Affiliates	3,713,501	213,733	$3,286,823	$212,945	-	-	-
Interest Commitment - Affiliates	1,186,769	16,635	1,132,858	37,276	-	-	-
Others (b)	1,804,832	114,562	-	1,690,270	-	-	-
Interest Commitment - Others	568,937	11,231	-	557,706	-	-	-
TOTAL	$19,995,576	$13,077,698	$4,419,681	$2,498,197	-	-	-

(a)  This total amount includes a $ 3,955,884 loan from China Citic Bank.  The loan and corresponding interest commitment were repaid in full on September 6, 2012.

(b)  On August 14, 2012, the Company entered into a refinancing agreement with Beijing International Trust Co., Ltd and obtained a new loan of approximately $7.12 million with a term of two years. The loan was transferred to the Company’s bank account on September 24, 2012. The interest commitment for this new loan will be approximately $2,571,428.

 For the next 12 months, management anticipates cash use from operations will decrease, because of increased product sales and efforts to preserve cash. Additionally, management does not expect any large capital expenditure projects in the next 12 months.  As a result, the Company will be able to operate at much lower cash burn rates, without any major impact on its operations.

On June 30, 2012, the Company had cash of $3.68 million in bank accounts, which management believes will be sufficient to support the Company’s operation in the next 12 months.  On August 14, 2012, the Company entered into a refinancing agreement with Beijing International Trust Co., Ltd and obtained a new loan of approximately $7.12 million with a term of two years. The loan was transferred to the Company’s bank account on September 24, 2012.  The proceeds were used to repay the outstanding loan from China CITIC Bank of approximately $3.96 million. The Company’s cash balance  was increased by $3.16 million after the refinancing.

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

We have incurred recurring operating losses and had an accumulated deficit of $38.8 million as of June 30, 2012. Notwithstanding the foregoing, we had negative working capital of $9.1 million as of June 30, 2012.  Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern.  Despite negative operating cash flow positions, our management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing revenues and profit margins of our core product sales and continued support from our lenders to rollover debt when it becomes due.  If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to grow our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

Application of Critical Accounting Policies

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2012, there were four estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were:

•
The determination, described in Note 2 to our Consolidated Financial Statements, to record an allowance for doubtful accounts in the amount of $575,223.  The determination was based on our review of the credit history of the relevant customers and the results of our collection efforts.

•
The determination, described in Note 2 to our Consolidated Financial Statements, to record an impairment loss for goodwill in the amount of $13,398,614 for the year ended June 30, 2012.  The determination was based on the results of a valuation assessment of our Hebei Aoxing reporting unit’s tangible and intangible assets, which indicated that its carrying value exceeded the fair value.

•
The determination, described in Note 14 to our Consolidated Financial Statements, to record a full valuation allowance for our deferred tax assets for the year ended June 30, 2012.  The determination was based on the likelihood forecasted profits and taxable income would occur and our ability to utilize our cumulative loss carry-forwards.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2012.

Impact of Accounting Pronouncements

New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements.  There are no recent accounting pronouncements that have had a material effect on our financial statements.  Please refer to Note 2 of our consolidated financial statements included in Item 8 of this Form 10-K.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

Page

F-1	Report of Independent Registered Public Accounting Firm

F-2	Report of Independent Registered Public Accounting Firm - 2011.

F-3	Consolidated Balance Sheets as of June 30, 2012 and 2011 (Restated).

F-4	Consolidated Statements of Operations and Other Comprehensive Loss for the Fiscal Years Ended June 30, 2012 and 2011 (Restated).

F-5	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended June 30, 2012 and 2011 (Restated).

F-6	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2012 and 2011 (Restated).

F-7 to F-22	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Aoxing Pharmaceutical Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Aoxing Pharmaceutical Co., Inc. and Subsidiaries as of June 30, 2012 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aoxing Pharmaceutical Co., Inc. and Subsidiaries at June 30, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company continues to incur losses from operations and has negative cash flow from operations, a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO China Dahua CPA Co., Ltd

Shenzhen, People’s Republic of China
October 15, 2012

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Aoxing Pharmaceutical Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aoxing Pharmaceutical Co., Inc. and subsidiaries as of June 30, 2011 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aoxing Pharmaceutical Co., Inc. and subsidiaries as of June 30, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
September 27, 2011, except for Note 2 and Note 14 which are dated September 21, 2012

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2012	2011
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,682,743	$2,770,744
Accounts receivable, net of allowance for doubtful accounts of $575,223 and $543,697, respectively	2,804,163	2,008,024
Inventory, net	1,805,420	1,469,417
Prepaid expenses and other current assets	1,229,490	1,130,010
TOTAL CURRENT ASSETS	9,521,816	7,378,195

LONG-TERM ASSETS:
Property and equipment, net of accummulated depreciation	26,960,191	26,669,156
Goodwill	6,908,556	19,916,128
Other intangible assets. net	1,298,925	1,388,704
Investment in joint venture	400,233	521,541
TOTAL LONG-TERM ASSETS	35,567,905	48,495,529

TOTAL ASSETS	$45,089,721	$55,873,724

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$3,243,825	$232,055
Accounts payable	2,760,425	2,659,727
Loan payable - bank	8,702,945	8,508,663
Current portion of loan payable - related parties	213,733	5,793
Current portion of loan payable - other	114,562	23,515
Accrued expenses and other current liabilities	3,599,168	3,206,009
TOTAL CURRENT LIABILITIES	18,634,658	14,635,762

LONG-TERM LIABILITIES:
Loan payable - related parties	3,499,768	3,696,210
- others	1,690,270	1,831,838
Warrant and derivative liabilities	-	1,161
TOTAL LONG-TERM LIABILITIES	5,190,038	5,529,209

Common stock, par value $0.001, 100,000,000 shares authorized, 49,615,013 and 49,158,955 shares issued and outstanding on June 30, 2012 and 2011, respectively	49,615	49,159
Additional paid in capital	58,002,239	57,382,109
Accumulated deficit	(38,829,768)	(23,009,448)
Accumulated other comprehensive income	2,658,299	1,885,531
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	21,880,385	36,307,351

NONCONTROLLING INTEREST IN SUBSIDIARIES	(615,360)	(598,598)
TOTAL EQUITY	21,265,025	35,708,753

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$45,089,721	$55,873,724

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the Years Ended June 30,
	2012	2011
		(Restated)

SALES	$8,134,077	$6,651,048
COST OF SALES	3,234,254	3,327,723
GROSS PROFIT	4,899,823	3,323,325

OPERATING EXPENSES:
Research and development expense	577,951	929,598
General and administrative expenses	3,055,424	5,051,031
Selling expenses	1,823,791	1,603,114
Depreciation and amortization	592,567	594,720
Impairment loss on goodwill	13,398,614	-
TOTAL OPERATING EXPENSES	19,448,347	8,178,463

LOSS FROM OPERATIONS	(14,548,524)	(4,855,138)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(1,862,861)	(1,744,735)
Change in fair value of warrant and derivative liabilities	1,161	1,912,373
Equity in loss of joint venture	(132,311)	-
Subsidy income	664,781	263,685
TOTAL OTHER INCOME (EXPENSE)	(1,329,230)	431,323

LOSS BEFORE INCOME TAXES	(15,877,754)	(4,423,815)

Income taxes	-	3,394,103
NET LOSS	(15,877,754)	(7,817,918)

Net loss attributed to non-controlling interest in subsidiaries	(57,434)	(407,070)
LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF THE COMPANY	(15,820,320)	(7,410,848)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	813,440	1,429,145

COMPREHENSIVE LOSS	(15,006,880)	(5,981,703)

Other comprehensive income attributable to non-controlling interest	40,672	69,169

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(15,047,552)	$(6,050,872)

BASIC AND DILUTED LOSSES PER COMMON SHARE	$(0.32)	$(0.16)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,345,258	46,578,400

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	COMMON		PREFERRED		ADDITIONAL		OTHER	TOTAL SHAREHOLDERS'	NON
	STOCK		STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	EQUITY	CONTROLLING	TOTAL
	SHARES	VALUE	SHARES	VALUE	CAPITAL	DEFICIT	INCOME	OF THE COMPANY	INTEREST	EQUITY
BALANCE - JUNE 30, 2010	46,494,903	$46,495	-	$-	$49,594,553	$(15,598,600)	$525,555	$34,568,003	$(260,697)	$34,307,306
Common stock issued for conversion of debt	2,432,296	2,432	-	-	6,564,767	-	-	6,567,199	-	6,567,199
Common stock issued for services	231,756	232	-	-	1,013,117	-	-	1,013,349	-	1,013,349
Common stock options granted	-	-	-	-	209,672	-	-	209,672	-	209,672
Translation adjustments	-	-	-	-	-	-	1,359,976	1,359,976	69,169	1,429,145
Net loss	-	-	-	-	-	(7,410,848)	-	(7,410,848)	(407,070)	(7,817,918)
BALANCE - JUNE 30, 2011 (Restated)	49,158,955	$49,159	-	$-	$57,382,109	$(23,009,448)	$1,885,531	$36,307,351	$(598,598)	$35,708,753
Common stock issued for services	456,058	456	-	-	584,692	-	-	585,148	-	585,148
Common stock options granted	-	-	-	-	35,438	-	-	35,438	-	35,438
Translation adjustments	-	-	-	-	-	-	772,768	772,768	40,672	813,440
Net loss	-	-	-	-	-	(15,820,320)	-	(15,820,320)	(57,434)	(15,877,754)
BALANCE - JUNE 30, 2012	49,615,013	$49,615	-	$-	$58,002,239	$(38,829,768)	$2,658,299	$21,880,385	$(615,360)	$21,265,025

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2012	2011
		(Restated)
OPERATING ACTIVITIES:
Net loss	$(15,820,320)	$(7,410,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,079,545	1,151,833
Deferred income tax	-	3,394,103
Loss on disposal of property and equipment	-	41,837
Impairment charge on goodwill	13,398,614
Inventory markdown	(19,010)	53,987
Bad debts	18,981	917,959
Common stock issued for services	620,586	1,207,261
Change in fair value of warrants and derivative liability	(1,161)	(1,912,373)
Equity in income of joint venture	132,311	-
Net loss attributable to non-controlling interests	(57,434)	(407,070)
Changes in operating assets and liabilities:
Accounts receivable	(764,164)	(1,105,898)
Inventories	(281,383)	120,344
Prepaid expenses and other current assets	(73,577)	(64,412)
Accounts payable	39,695	67,885
Accrued expenses and other current liabilities	401,127	1,272,251
NET CASH USED IN OPERATING ACTIVITIES	(1,326,190)	(2,673,141)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(752,386)	(1,373,156)
Repayment from (Loans to) unrelated parties	-	651,525
Cash proceeds from sale of assets	-	6,122
NET CASH USED IN INVESTING ACTIVITIES	(752,386)	(715,509)

FINANCING ACTIVITIES:
Short-term borrowings	2,986,013	(75,339)
Other borrowings, net of repayments	(92,252)	1,947,823
Loans from related party	(72,403)	111,502
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,821,358	1,983,986

EFFECT OF EXCHANGE RATE ON CASH	169,217	189,698

INCREASE (DECREASE) IN CASH	911,999	(1,214,966)
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	2,770,744	3,985,710
CASH AND CASH EQUIVALENTS – END OF PERIOD	$3,682,743	$2,770,744

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,093,422	$1,285,864
Cash paid for income taxes	-	-

Non-cash financing activities:
Conversion of notes and accrued interest into common stock	$-	$6,567,200
Assets transferred to joint venture, classified as investment	-	560,471

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

1               BUSINESS DESCRIPTION

Aoxing Pharmaceutical Co., Inc. (“the Company” or “Aoxing Pharma”) is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products.

As of June 30, 2012, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”), which is organized under the laws of the People’s Republic of China (“PRC”).  As of June 30, 2012, the Company owned 95% of the issued and outstanding common stock of Hebei.

Since 2002, Hebei has been engaged in developing narcotic, pain management, and addiction treatment pharmaceutical products, building its facilities and obtaining the requisite licenses from the Chinese Government.  Headquartered in Shijiazhuang City, the pharmaceutical capital of China, outside of Beijing, Hebei now has China's largest and the most advanced manufacturing facility for highly regulated narcotic medicines, addressing a very under-served and fast-growing market in China. Its facility is one of the few GMP facilities licensed for manufacturing narcotics medicines. The Company is working closely with the Chinese government and SFDA to assure the strictly regulated availability to medical professionals throughout China of its narcotic drugs and pain medicines.

In April, 2008, Hebei completed the acquisition of 100% of the registered capital of Lerentang (“LRT”).  LRT was engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China.  By 2011 the manufacturing operations of LRT had been completely integrated into Hebei.  Currently over 80% of the Company’s revenues derive from one herbal extraction, obtained from the acquisition of LRT, which is used to alleviate oral/dental and bone pain.

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

We have incurred recurring operating losses and had an accumulated deficit of $38.8 million as of June 30, 2012. Notwithstanding the foregoing, we had negative working capital of $9.1 million as of as of June 30, 2012. Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern.  Despite negative operating cash flow positions, our management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing revenues and profit margins of our core product sales and continued support from our lenders to rollover debt when it becomes due.  If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to grow our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Investment in Joint Venture (“JV”)

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc (‘JM”) entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients for narcotics and neurological drugs for the China market. The joint venture represents a significant new opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China.  Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei will contribute capital, fixed assets and related active pharmaceutical ingredients manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. (“API”).  Hebei Aoxing has a 51% stake in API, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of JM) holds 49%. Each company has equal representation on the board of directors that will oversee a management team responsible for corporate strategies and operations.  The new joint venture is located on the Hebei  campus in Xinle City, 200 kilometers southwest of Beijing.  On March 10, 2010, the joint venture obtained a business license from the City Industry & Commercial Administrative Bureau. The Company accounts for its investment in the Joint Venture under the equity method of accounting.

 2              SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.  These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company’s functional currency is the Chinese Renminbi (RMB); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

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

   AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Accounts Receivable

Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified.   The balances of allowance for doubtful accounts are $575,223 and $543,697 at June 30, 2012 and 2011 respectively. The Company recorded bad debt expense of $18,981 and $917,959 for the years ended June 30, 2012 and 2011, respectively.

Inventories, net

Inventories are stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company wrote-off $73,954 of obsolete inventory during the year ended June 30, 2012. For the years ended June 30, 2012 and 2011, the Company’s allowance for obsolete inventory is $36,080 and $53,987, respectively.

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

Construction in progress is stated at cost, which includes the cost of construction, acquisition of plant and equipment and other direct costs attributable to the construction. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction.

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 50 years and they will expire in 2053.

Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Estimated useful lives are as follows:

Right to use land	50 years
Building and building improvements	35 years
Machinery and equipment	10 years
Furniture and office equipment	5 years
Automobiles	8 years

 AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Goodwill and intangible assets

Goodwill was the result of the acquisition of LRT and 35% Hebei Aoxing in 2008. Goodwill represents the cost of the acquired business in excess of the fair value of identifiable tangible and intangible net assets purchased.  For the year ended June 30, 2012, the Company engaged an independent valuation expert to assist in determining the fair value of the net assets of its Hebei reporting unit, which includes identifiable intangible assets, property and equipment and goodwill.

The Company evaluates its goodwill according to the provisions of Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and other,” to determine if the current value of goodwill has been impaired. The acquisition of LRT has been completely integrated into the Hebei Aoxing reporting unit.  Goodwill of the Hebei Aoxing reporting unit is tested for impairment each year during the 4th quarter and is also tested at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Definite lived intangible assets include drug permits recorded at cost less accumulated amortization and any recognized impairment loss. The drug permits were acquired in 2008 when the Company purchased LRT and are amortized over their estimated useful life of 15 years on a straight-line basis.  An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with the Impairment or Disposal of Long-Lived Assets ASC 360-10.  In accordance with ASC 360-10, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

The Company engaged a third party valuation firm to review the Company’s Hebei reporting unit for impairment as of June 30, 2012.  The test involved the assessment of the fair market value of the Company’s tangible and intangible assets, using a form of the income approach known as the excess earnings method and concluded that a discount rate of 16% is considered appropriate for valuing the Company. The market and cost approaches were not applied due to the lack of information deemed to be reliably indicative of value using either approach. The result of the assessment of the Company’s tangible and intangible assets indicated that its carrying value exceeded the fair value

The Company provided a forecasted discounted cash flows analysis for the reporting unit based on discrete five-year financial forecasts developed by management for planning purposes. Cash flows beyond the fifth year discrete forecasts were estimated using a market earning growth rate of 9.9% up to the thirty year and a 3% terminal value growth calculation afterward, which incorporated historical and forecasted financial trends for the reporting unit and considered long-term earnings growth rates expected for the pharmaceutical industry in China.

Based upon the valuation report prepared by an independent valuation expert, it is concluded that the carrying value exceeded the fair value of the goodwill as of June 30, 2012.  The Company recorded an impairment of $13,398,614 for the year ended June 30, 2012.  The remaining goodwill balance as of June 30, 2012 is $6,908,556 related to the forecasted discounted cash flows of the Company’s core product.

Revenue Recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. The agreements with customers do not contain any rights of return other than for goods that fail to meet the specifications provided by the customer or other quality problems. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns is provided.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The Company derives revenues from the sale of pharmaceutical products. The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

The Company recognizes revenue from the sale of products upon customers’ receipt of the shipment at the customers’ facility or upon when the transfer of title and risk of loss has transferred to the customer. The Company has distributor arrangements with certain parties for sale of its pharmaceutical products. The distributor agreements do not provide chargeback, price protection, or stock rotation rights.

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

Impairment of long lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Non-controlling interest

Non-controlling interests in our subsidiaries are recorded in accordance with the provisions of ASC Topic 810, “Consolidation”, and are reported as a component of our equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, If any, will be reported at fair value with any gain or loss recognized in earnings.

Under ASC 810-10-45-21, losses attributable to the parent and the non-controlling interest in a subsidiary may exceed their interests in the subsidiary’s equity. The excess, and any further losses attributable to the parent and the non-controlling interest, shall be attributed to those interests. That is, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance

Currency translation

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

	2012	2011
Year ended RMB: US$ exchange rate	6.3197	6.4640

Average yearly RMB: US$ exchange rate	6.3630	6.6367

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Fair value of financial instruments

The Company has adopted ASC Topic 820, ”Fair Value Measurement and Disclosure”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

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

JUNE 30, 2012

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

As of June 30, 2012, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value.  As of June 30, 2011, the Company’s had warrant liabilities fair valued at $1,161 that are measured on a recurring basis at fair value. The Company’s short-term borrowings, loans payable, related party notes payable and unrelated party notes payable that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of June 30, 2012.

As of June 30, 2012, the Company does not have any level 3 financial instruments.  The Company uses the discounted cash flow approach when determining fair values of its non-recurring fair value measurements when required. We determine the fair value of our goodwill for purposes of comparing to the carrying value on at least an annual basis. Our goodwill would be adjusted to fair value if it is deemed to be impaired. Certain unobservable units for these assets are offered quotes, lack of marketability, long-term revenue growth rates and discounts rates.  For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement.  In general, a change in the long-term growth rate of our Hebei Aoxing business unit could negatively affect the fair value of our goodwill.

 Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to convertible debentures and warrants.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair value as of the inception or grant date of the debt agreement or issuance of the warrants.  The carrying value of each derivative is adjusted to fair value each subsequent balance sheet date.  Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the years ended June 30, 2012 and 2011, the Company recognized other income of $1,161 and $1,912,373, respectively, relating to recording the warrant and derivative liabilities at fair value.  At June 30, 2012 and 2011 there were nil and $1,161 of warrant and derivative liabilities.

 Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income or loss, as presented in the accompanying statement of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the year ended June 30, 2012, ASC 280 has an immaterial effect on the Company’s financial statements, as the Company consists of one reportable business segment.  All revenue is from customers in the PRC.  The majority of the Company’s assets are located in the PRC.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

During September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” The amendments in ASU 2011-08 are intended to reduce the cost and complexity associated with goodwill impairment tests required under the Accounting Standard Codification Topic 350 Intangibles – Goodwill and Other. The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items  of Accumulated Other Comprehensive Income in ASU 2011-05”. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard has not had a material impact on the Company’s consolidated financial position and results of operations.

During June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  The Company has adopted ASU No. 2011-05, which resulted in the components of comprehensive income to be presented within the consolidated statements of operations and comprehensive income (loss).

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Restatement

Certain fiscal 2011 amounts have been restated and for further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2011 filed on September 28, 2012.

Reclassifications

Certain fiscal 2011 amounts have been reclassified to conform to the current year’s financial statements presentation. These reclassifications had no impact on the previously reported financial position or results of operations.

3              GOING CONCERN

The Company incurred a net loss of $15,877,754 and had $1,326,190 negative cash flow from operations during the year ended June 30, 2012. As of June 30, 2012, the Company’s current liabilities exceeded its current assets by $9,112,842. The Company had cash and cash equivalents of $3,682,743 as of June 30, 2012. The Company’s ability to continue as a going concern is dependent on many events outside of its direct control, including, among other things, the amount of working capital that the Company has available. The Company’s inability to generate cash flows to meet its obligations due to the uncertainty of achieving operating profitability on an annual basis and raising required proceeds on reasonable terms, among other factors, raises substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The management of the Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. On August 14, 2012, the Company entered into a refinancing agreement with Beijing International Trust Co., Ltd and obtained a new loan of approximately $7.12 million with a two year term. The loan was transferred to the Company’s bank account on September 24, 2012.  The proceeds were used to repay the outstanding loan from China CITIC Bank of approximately $3.96 million. The Company’s cash balance  was increased by $3.16 million after the refinancing. For other loans, the Company will meet with current debt holders to extend the current maturity date of its debt. Lastly, the Company also started the process of securing additional funds and adopted various cost-saving strategies.

4              INVENTORIES, NET

Inventories consist of the following:

	June 30,
	2012	2011
Work in process	$709,679	$159,388
Raw materials	495,980	1,017,658
Finished goods	599,761	292,371
	$1,805,420	$1,469,417

The allowance for obsolete inventory as of June 30, 2012 and 2011 was $36,080 and $53,987, respectively.

5              PROPERTY AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	June 30,
	2012	2011
Right to use land	$7,914,268	$7,737,592
Building and building improvements	13,233,524	12,938,104
Machinery and equipment	3,508,394	3,359,469
Furniture and office equipment	545,712	513,023
Automobiles	611,028	485,572
Construction in progress	5,450,172	4,844,574
	31,263,098	29,878,334
Accumulated depreciation and amortization	4,302,907	3,209,178
	$26,960,191	$26,669,156

Depreciation expense for the years ended June 30, 2012 and 2011 were $ 910,926 and $ 874,047, respectively.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

6               EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in API (see Note 1) under the equity method of accounting.

Summarized unaudited financial information for our investment in API, assuming a 100% ownership interest, is as follows:

	June 30,
	2012	2011
Current assets	$8,808	$126,458
Noncurrent assets	870,124	627,660
Current liabilities	151,541	150,380
Noncurrent liabilities	-	-
Equity	727,391	603,738
Revenues	-	-
General and administrative expenses	(259,432)	-
Net loss	$(259,432)	$-

The Company recorded a loss on investment of $132,311 and nil for the years ended June 30, 2012 and 2011 respectively for its 51% share of API.

7              SHORT-TERM BORROWING

Short-term borrowing consists of the following:

	June 30,
	2012	2011
Shijiazhuang Finance Bureau (a)	$79,118	$232,055
Shijiazhuang Construction Investment Group Co., Ltd (b)	3,164,707	-
Total	$3,243,825	$232,055

(a) A non-interest bearing note payable to Shijiazhuang Finance Bureau, an agency of a local government, due on demand.

(b) A one-year term loan from Shijiazhuang Construction Investment Group, disbursed through China Construction Bank. The note bears an annual interest rate of 15% and is due on December 4, 2012. The note was secured by certain approval, registered trademark, and renewal certificates relating to Aoxing’s Zhongtongan capsule.  The loan is guaranteed by the CEO and CFO and each of their spouses as well as by Li Hui and his spouse.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

8              LOAN PAYABLE - BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	June 30,
	2012	2011
Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 7.872%, set to be 20% higher than the interest rate of the China People Bank rate, initially made on April 29, 2011 and renewed again on April 18, 2012 for one year maturing on April 18, 2013	$4,747,061	$4,641,089
Bank Note in the amount of 25 million RMB with China Citic Bank bearing an annual floating rate of 8.528%, set to be 30% higher than the interest rate of the China People Bank rate, initially made on May 5, 2010 and renewed again on April 13, 2012 for one year maturing on April 13, 2013. The loan is guaranteed by the CEO.	3,955,884	3,867,574
	$8,702,945	$8,508,663

9              LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 17.9% per annum as of June 30, 2012 and 2011.  Loans will mature as following:

	June 30,
	2012	2011
Within one year	$114,562	$23,515
1 – 2 years	-	-
2 – 3 years	1,690,270	-
3 – 4 years	-	1,831,838
Total	1,804,832	1,855,353
Less current portion	(114,562)	(23,515)
	$1,690,270	$1,831,838

10            LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 15.23% and 15.13% per annum as of June 30, 2012 and 2011, respectively. Loans will mature as follows:

	June 30,
	2012	2011
Within one year	$213,733	$5,793
1 – 2 years	3,286,823	1,286,219
2 – 3 years	212,945	2,180,142
3 – 4 years	-	229,849
Total	3,713,501	3,702,003
Less current portion	(213,733)	(5,793)
	$3,499,768	$3,696,210

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

11            ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	June 30,
	2012	2011
Accrued salaries and benefits	$713,918	$555,617
Accrued interest	556,155	745,866
Accrued taxes	211,339	316,229
Deposit payable	397,706	429,698
Due to employee	45,548	44,532
Advance from customers	322,606	76,279
Other accounts payable	585,302	224,350
Other accrued expenses and current liabilities	766,594	813,438
	$3,599,168	$3,206,009

12            STOCK OPTIONS

During the year ended June 30, 2011, on February 1, 2011 and April 2, 2011, the Company issued 50,000 and 170,000, a total of 220,000 options to management and employees.  These stock compensation grants were valued at $48,057 and $163,362 and the Company recorded $20,024 and $163,362 in compensation expense for the year ended June 30, 2011.The remainder of the value of the grants, $28,033, was recognized as compensation expense during the year ended June 30, 2012.

During the year ended June 30, 2012, on February 1, 2012, the Company issued a total of 50,000 options to an employee. This stock compensation grant was valued at $17,771 and the Company recorded $7,405 in compensation expense for the year ended June 30, 2012.  Subsequently, this employee terminated his employment with the Company on July 1, 2012 resulting in the cancelation of the options.  The Company has no unrecognized compensation expense as of June 30, 2012 relating to this grant.

The Company calculated the estimated fair value of the options of the grant date using the Black-Scholes Option Pricing Model with the following assumptions:

	For the year ended
	June 30, 2012	June 30, 2011
Estimated dividends	None	None
Expected volatility	126.13%	49.28%-53.05%
Risk-free interest rate	0.72%	2.24%-2.38%
Expected term (years)	2	4-5

The model requires the input of subjective assumptions including the expected stock price volatility and the expected dividend yield. The Company uses historical experience of employee turnover and future expectation to estimate forfeiture rate. For expected volatilities, the Company has made reference to historical volatilities of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury Bills yield in effect at the time of grant.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

12            STOCK OPTIONS (Continued)

A summary of option activity as of June 30, 2012 and 2011, and changes during the years then ended is as following:

			Weighted-avg.	Aggregate
		Weighted-avg.	remaining	intrinsic
	Shares	Exercise Price	Term (yr.)	Value
On June 30, 2010	300,000	$1.96	3.5	$336,769
Granted:	220,000	2.05	5.0	211,419
Exercised:	-	-	-	-
Forfeited:	(300,000)	-	-	(336,769)
On June 30, 2011	220,000	$2.00	3.1	$211,419
Granted:	50,000	$0.42	5.0	0
Exercised:	-	-	-	-
Forfeited:	-	-	-	-
On June 30, 2012	270,000	$1.70	3.2	$0

The Company recorded $35,438 of stock option compensation expense for year ended June 30, 2012, with corresponding credits to additional paid-in capital. Compensation cost of all stock option awards are recorded in general and administrative expenses. Options issued during the year ended June 30, 2011 and 2012 were fully vested as of June 30, 2012.

 13           ISSUANCE OF COMMON STOCK

During the year ended June 30, 2012, the Company issued 214,376 shares of common stock to an independent director for services rendered. Total value of the compensation is approximately $88,000 based on closing average stock price of $0.41 during the period of service..

On June 15, 2012, the Company issued 20,000 shares of common stock to management for services rendered.  Total value of the stock grants is $5,400, based on the stock price of $0.27.

On November 21, 2011, the Company issued 60,000 shares of common stock to three independent directors for services rendered by them from November 2010 to October 2011.  Total value of the stock grants is $24,000, based on the closing stock price, $0.40, on November 21, 2011.

 On June 12, 2012, the Company issued 60,000 shares of common stock to the same independent directors for services rendered by them from November 2011 to May 2012.  Total value of the stock grants is $15,600, based on the closing stock price, $0.26, on June 12, 2012.

On November 29, 2011, the Company issued 79,444 shares of common stock to a third party service provider for services rendered from November 2010 to September 2011.  On December 12, 2011, the Company issued 22,238 shares of common stock to the same service provider for service rendered from October 2011 to December 2011.  These shares were valued using the average share price of the Company’s common stock during the three months ended September 30, 2011 or $0.90 per share, whichever was higher.  Total values of the stock grants are $71,500 and $20,014, respectively.

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

During the year ended June 30, 2011, the Company issued 31,756 shares of common stock to an independent director, John O’Shea, for services rendered. Those shares were valued using the stock price at granted date. Total value of the compensation is $62,667.

On January 13, 2010, the Company issued 600,000 shares of restricted common stock valued at $1.96 per share to award the management and employees of the Company for their future services.  The fair value of the shares of $1,136,800_is amortized over three years. The Company expensed $378,934 during the year-ended June 30, 2012 and $189,467 remains unamortized as of June 30, 2012.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

14            TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Year Ended June 30,
	2012	2011
		(Restated)
Tax at U.S. Statutory rate	$(5,557,214)	$(1,548,335)
Tax rate difference between China and U.S.	(46,623)	474,729
Change in Valuation Allowance	276,931	2,501,600
Net operating loss expired	1,868,334	1,819,209
Stock and option compensation	108,918	146,900
Impairment loss on goodwill	3,349,654	-
Effective tax rate	$-	$3,394,103

The provisions of income taxes (credit) are summarized as follows:

	Year Ended June 30,
	2012	2011
		(Restated)
Current	$-	$-
Deferred - U.S.	(393,763)	113,217
Deferred - China	116,832	779,286
Valuation allowance - U.S.	393,763	(113,217)
Valuation allowance - China	(116,832)	2,614,817
Total	$-	$3,394,103

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of June 30, 2012 and 2011 are as follows:

	Year Ended June 30,
	2012	2011
		(Restated)
Net operating loss carryforward - China	$1,863,405	$1,838,049
Net operating loss carryforward - US	1,437,637	1,043,874
Allowance for doubtful accounts	532,913	736,422
Others	101,667	40,346
	3,935,622	3,658,691
Less: valuation allowance- U.S.	(1,437,637)	(1,043,874)
valuation allowance- China.	(2,497,985)	(2,614,817)
Deferred tax assets	$-	$-

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

As of June 30, 2012, the Company has a full valuation allowance for its deferred tax asset balance related to China and the US.  The Company restated the prior year financial statements to provide a full valuation allowance for deferred tax assets.  The Company’s loss carry forwards for the past 5 years are a significant amount of the deferred tax assets and due to certain negative indicators that were present as of June 30, 2011, the Company determined it was appropriate under US GAAP to restate the prior year financial statements and provide a 100% valuation allowance for the deferred tax assets.

For the year ended June 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2012 and 2011, the Company did not have any significant unrecognized uncertain tax positions.

15            CONCENTRATIONS

Sales to two major customers were 19% and 12% of total sales for the year ended June 30, 2012.  Sales to three major customers were 26%, 22% and 11% of total sales for the year ended June 30, 2011.

Sales of one major product represented approximately 89% and 82% of total sales for the year ended June 30, 2012 and 2011, respectively.

Two major customers accounted for nil and 3% of outstanding accounts receivable as of June 30, 2012.  Three major customers accounted for 18%, 14% and 12% of outstanding accounts receivable as of June 30, 2011.

 16           SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after June 30, 2012 up through the date we issued the consolidated financial statements.

On August 14, 2012, the Company entered into a refinancing agreement with Beijing International Trust Co., Ltd and obtained a new loan of approximately $7.12 million with term of two years. The loan was transferred to the Company’s bank account on September 24, 2012.  The proceeds were used to repay the outstanding loan from China CITIC Bank of approximately $3.96 million. The Company’s cash balance  was increased by $3.16 million after the refinancing.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective.  The weaknesses in the Company’s controls and procedures consisted of a lack of expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department, which has resulted in errors in accounting that necessitated a restatement of our financial statements for fiscal 2011.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting, specifically, a lack of expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department, which has resulted in errors in accounting that necessitated a restatement of our financial statements for fiscal 2011.      Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2012.

To remediate the weakness, the Company plans to continue to train our internal accountants in US GAAP and SEC reporting and potentially engage a 3rd party consultant. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted by the PRC, management has determined they require additional training for US GAAP and SEC reporting. We plan for the above to be remediated, which we hope will provide for much greater credibility and consistency in the financial statements.

Because we are a smaller reporting company, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item10.    Directors, Executive Officers, and Corporate Governance.

The following individuals are the members of Aoxing Pharma’s Board of Directors and/or its executive officers.

Name	Age	Position	Member of the Board Since
Zhenjiang Yue	53	Chairman of the Board, Chief Executive Officer	2006

Min Jun	53	Director	2008

Guozhu Xu	66	Director	2008

Yang Li (1)	32	Director	2012

Guoan Zhang(2)	42	Acting Chief Financial Officer	--

Guirong Zhou	58	President of Research & Development	--
___________________________

(1)	Appointed to the current position by the Board of Directors in May 2012.
(2)	Appointed to the current position in July 2012 to replace Bob Ai, who resigned on July 1, 2012

Board of Directors

Our Board oversees our business affairs and monitors the performance of our management.  Each director and executive officer holds office until his successor is duly elected and qualified, he resigns or he is removed in the manner provided by our Bylaws.  All officers are appointed and serve at the discretion of the Board. All of our officers devote their full-time attention to our business.

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

 Yang Li, Mr. Yang Li is a member of the institute of chartered accountants of Canada and a member of the institute of chartered accountants of Ireland。She previously worked for PricewaterhouseCoopers LLP, one of the big four accounting firm. She leaded audit team to provide audit services for many U.S. and Canadian public company. After her return to China, she has assisted a well-known company successfully listed in the U.S. stock exchange market. She also led team to provide audit and tax services to many state-owned enterprises. Ms. Yang received her accounting master degree from University Colleges Dublin

Guoan Zhang was appointed Acting Chief Financial Officer in July 2012. Mr Zhang has been the Company’s Senior Vice President of Finance since June 2010. Mr. Zhang has served as the Chief Accounting Officer of the Company since March 2010.  Prior to the appointment of Mr. Zhang as the Company’s Chief Accounting Officer, Mr. Zhang was the Senior Director of Financial Operation of the Company between January 2009 and February 2010. Mr Zhang was Vice General Manager of Finance of LRT between 2007 and 2008. Mr Zhang graduated from Helongjiang School of Business and he is a Certified Public Accountant in China.

Guirong Zhou was appointed President of Research and Development in July 2012. Prior to that, she was deputy director in our R&D department. Ms Zhou joined the company in 2011 from Shijiazhuang Pharmaceutical Company, where she worked there since 1985 and  held various senior positions especially in R&D   Ms Zhou helps registered and owns many new drug certificates and product licenses, including tablet, injection, transfusion, soft capsule, drop pills, lyophilized powder, quick release preparation and control release preparation. Among all the achievements, Ms Zhou was the project leader in bringing Pentoxifylline Sustained Release Tablets and Acemetacine capsule to market and they are leading products in China. Ms Zhou is also academic advisor in pharmaceutical engineering in Tianjin University and Hebei University of Science and Technology.

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

Below are the current committee memberships and other information about the Board committees. The membership of each of the standing committees of the Board is comprised solely of independent directors, as described below.  On October 8, 2012 John O’Shea resigned from his position as a member of the Board of Directors and as Chairman of the Compensation Committee and Chairman of the Nominating and Corporate Governance Committee.  The Board of Directors has not yet appointed replacements to serve on those two committees, but will do so in the near future.

Name	Board of Directors	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Zhenjiang Yue	**

Jun Min	*

Yang Li (1)	*	**

Guozhu Xu	*	*	*	*

Meetings in fiscal 2012	10	4		1

*	Designates membership.

**	Designates chairmanship or acting chairmanship.

(1)	Audit Committee financial expert.

Audit Committee

Yang Li currently serves as Chairman of the Audit Committee. The Board has determined that Yang li is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K under the Securities Act and is “independent” as defined under applicable rules and regulations. Guozhu Xu is the other member of the Audit Committee. The Board has determined that each of the members of the Audit Committee satisfies the independence requirements of the AMEX.

The purposes of the Audit Committee are to assist the Board in its general oversight of Aoxing’s financial reporting, internal controls and audit functions.  As described in the Audit Committee Charter, the Audit Committee’s primary responsibilities are to oversee on behalf of the Board:

•	the Company’s accounting financial reporting processes and the integrity of its financial statements;

•	the audits of the Company’s financial statements and the appointment, compensation, qualification, independence and performance of the Company’s independent auditors;

•	the Company’s compliance with legal and regulatory requirement; and

•	the performance of the Company’s internal audit function and internal control over financial reporting.

Compensation Committee

           Until he resigned on October 8, 2012, John P. O’Shea served as Chairman of the Compensation Committee.  Guozhu Xu is the other member of this Committee. The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NYSE Amex.   The purpose of the Compensation Committee is to assist the Board in determining the compensation of the Chief Executive Officer and make recommendations to the Board with respect to the compensation of the Chief Financial Officer, other executive officers of the Company and the independent directors.  In furtherance of this purpose, the Compensation Committee has the following authority and responsibilities:

•	annually review the Company’s corporate goals and objectives relevant to the CEO’s compensation;

•
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

•
establish measurements that will ensure that the Company’s compensation program is effective in attracting and retaining key employees, reinforce business strategies and objectives for enhanced stockholder value, and administer the compensation program in a fair and equitable manner consistent with established policies and guidelines;

•	make recommendations to the Board with respect to the Company’s incentive-compensation plans and equity-based plans that are subject to the Board’s approval;

•
make recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans; approve any stock option award or any other type of award as may be required for complying with any tax, securities, or other regulatory requirement, or otherwise determined to be appropriate or desirable by the Compensation Committee or Board;

•
review and assess the adequacy of this charter annually; review and approve the compensation disclosure and analysis prepared by the Company’s management, as required to be included in the Company’s proxy statement or annual report on Form 10-K filed with the SEC;

•	produce a Compensation Committee report on executive officer compensation as required by the SEC to be included in the Company’s proxy statement or annual report on Form 10-K filed with the SEC.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee has the following responsibilities as set forth in its charter:

•	to review and recommend to the Board with regard to policies for the composition of the Board;

•	to review any director nominee candidates recommended by any director or executive officer of the Company, or by any shareholder if submitted properly;

•
to identify, interview and evaluate director nominee candidates and have sole authority to retain and terminate any search firm to be used to assist the Committee in identifying director candidates and approve the search firm’s fees and other retention terms;

•	to recommend to the Board the slate of director nominees to be presented by the Board;

•	to recommend director nominees to fill vacancies on the Board, and the members of each Board committee;

•
to lead the annual review of Board performance and effectiveness and make recommendations to the Board as appropriate; andto review and recommend corporate governance policies and principles for the Company, including those relating to the structure and operations of the Board and its committees.

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

Based solely upon a review the Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during the Company’s most recent fiscal year, it is the Company’s understanding that all such filings have been made as of the date of this report.

 Item 11.  Executive Compensation

The following table sets forth all compensation paid by Aoxing Pharma and its subsidiaries to Zhenjiang Yue for services as Chief Executive Officer during the year ended June 30, 2012, 2011 and 2010.  The table also sets forth the compensation paid by Aoxing Pharma and its subsidiaries to Bob Ai for services as Chief Financial Officer during the year ended June 30, 2012.  There were no other executive officers whose total salary and bonus for the fiscal year ended June 30, 2012 exceeded $100,000.

Summary Compensation Table

	Year	Salary		Bonus	Stock Award (6)		Option Award		Other Compensation	Total
Zhenjiang Yue	2012	$157,159	(1)	-	-		-		-	$157,159
	2011	$150,677	(2)	-	-		9,610	(4)	-	$160,287
	2010	$146,000	(3)	-	$39,200	(5)	--		-	$185,200

Bob Ai	2012	$200,000		-	$5,400	(6)	$35,438		(7)	$240,838
	2011	$83,333		-	-		$20,023		(8)	$103,356

(1)	The dollar equivalent of 1,000,000 RMB, based on the exchange rate of 6.3630 RMB per dollar

(2)	The dollar equivalent of 1,000,000 RMB, based on the exchange rate of 6.6367 RMB per dollar

(3)	The dollar equivalent of 1,000,000 RMB, based on the exchange rate of 6.8493 RMB per dollar

(4)
Represents value of the stock option award granted to the Mr. Yue during our fiscal year 2011, calculated in accordance with FASB ASC Topic 718. For the purposes of calculating the value of this option grant, the following assumptions were made: (a) expected life (years) – 4; (b) volatility — 49.3% ; (c) dividend yield — none; and (d) risk-free interest rate — 2.24%.

(5)	The Company agreed to issue 20,000 shares of common stock to Mr. Yue for services during the period from January 1, 2010 to December 31, 2012.

(6)	The Company agreed to issue 20,000 shares of common stock to Mr. Ai for services during the period from February 1, 2011 to January 31, 2012.

(7)
Represents the amortized value of the stock option grants Mr. Ai received for the period from July 1, 2011 to June 30, 2012. The value of the stock option grants was calculated in accordance with FASB ASC Topic 718. The following assumptions were made: (a) expected life (years) – 5; (b) volatility — 53.05% ; (c) dividend yield — none; and (d) risk-free interest rate — 2.38%.

(8)	Represents the amortized value of the stock option grants Mr. Ai received for the period from February 1, 2011 to June 30, 2011.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

The Company has employment agreements with the following named executive officers. The following is a description of these agreements.

Executive Employment Agreement dated as of January 13, 2010 with Zhenjiang Yue.  This agreement provides that Mr. Yue will serve as the Company’s Chief Executive Officer.  The Company agreed to pay Mr. Yue an annual salary of 1 million Chinese Yuan (approximately US$158,000).  The Company may also pay him a cash bonus, within the discretion of the Board.  In addition, subject to the approval of the Board, Mr. Yue is eligible to receive equity based award in the form of restricted common stock, stock option or other securities by the Company from time to time.  The term of the agreement ends on January 13, 2013, but it will be renewed for consecutive one year terms unless affirmatively terminated by either party.  The Company can terminate the agreement at any time without cause, but will be liable for three months’ severance pay if it terminates in the first year of the term and six months’ severance pay if it terminates thereafter.   The agreement contains a covenant of non-competition by Mr. Yue for one year after termination, unless he is terminated without cause or he terminates for good reason.

Equity Grants in 2012

The following tables set forth certain information regarding the stock options acquired by the Company’s Executive Officer and Chief Financial Officer during the year ended June 30, 2012 and those options held by them on June 30, 2012.

Option Grants in the Last Fiscal Year

	Number of securities underlying Unexercised options (#)		Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration
	exercisable		unexercisable	($)	Date
Zhenjiang Yue	-		-	-	-
Bob Ai	50,000	(1)	-	$0.41	1/31/2017

(1)
Represents the compensation Mr. Ai received for service from February 1, 2012 as Chief Financial Officer. The value of the stock option grants was calculated in accordance with FASB ASC Topic 718. The following assumptions were made: (a) expected life (years) – 5; (b) volatility — 53.05% ; (c) dividend yield — none; and (d) risk-free interest rate — 2.38%.

Compensation of Directors

The members of the Board receive remuneration in cash and/or restricted shares of the common stock for the period of their duties as shown below:

·	No compensation for Zhenjiang Yue or Jun Min

·	US$4000 per month and 20,000 shares of common stock annually for Messrs. O’Shea and Sterling RMB 4000 per month and 20,000 shares of common stock annually for Yang Li

·
RMB 4000 per month and 20,000 shares of common stock annually for Guozhu Xu
Mr John P O’Shea agreed to get the shares instead of the salary in cash every month (the stock price is the average price of the last 3 days of every month).

The following table sets forth all compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, for each of the directors for the fiscal year ended June 30, 2012. The Board members have the option of receiving fees earned in cash or restricted stock.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	All Other Compensation ($)	Total ($)
Zhenjiang Yue	-		-	-	-
Jun Min	-		-	-	-
John P. O’Shea	88,000	(1)	5,200	-	93,200
Howard Sterling	46,000		5,200	-	51,200
Guozhu Xu	7,233		5,200	-	12,433

(1)	Commencing in November 2010, the Company has been paying an additional sum of $3,333 per month to Mr. O’Shea to compensate him for his services as a consultant to the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information regarding the beneficial ownership of our common stock as of September 24, 2012, by:

·	each person known to us that beneficially owns more than 5% of our outstanding shares of common stock;

·	each of our directors;

·	each of our named executive officers; and

·	all of our current directors and executive officers as a group.

There were 49,615,013 shares of our common stock issued and outstanding as of October 15, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Zhenjiang Yue	4,872,176	(2)	9.8%
Jun Min	0	(3)	* %
Yang Li	0		--
Guozhu Xu	80,000		* %

All directors and officers as a group (6 persons)	5,054,676		10.2%

American Oriental Bioengineering, Inc.	16,789,203	(4)	33.8%
___________________
*Less than 1%

(1)
For purposes of determining the amount of securities beneficially owned, share amounts include all Common stock owned outright plus all shares of common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days of the record date. The Percent of Class is based on the number of shares of the Company’s common stock outstanding as of the record date. Shares of common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days of the record date, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other owners. The address of all persons named in this table is: c/o Aoxing Pharmaceutical Company,Inc., 444 Washinton Blvd,Suite 3338, Jersey City, NJ 07302.

(2)	Includes (i) 3,372,176 shares of common stock held by Mr. Yue and (ii) 1,500,000 shares of common stock held of record by Mr. Yue’s spouse, Cuiying Hao.

(3)	Does not include 16,789,203 shares owned of record by American Oriental Bioengineering, Inc., of which Mr. Min is Vice President and a member of the Board of Directors.

(4)
Represents shares of common stock held by American Oriental Bioengineering, Inc. The address for AOB is Beijing Economic and Technology Development Zone, 1 First Liangshuihe Street, E-town, Beijing, 100176, P.R. China.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as set forth below, during the 2012fiscal year, we were not involved in any related party transactions subject to Item 404 of Regulation S-K.  Pursuant to Board policies, our executive officers and directors, and principal shareholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction without the prior consent of the Board. Any request for such related party transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to the Audit Committee and the Board for review, consideration and approval. All of our directors, executive officers and employees are required to report to the Board any such related party transaction. In approving or rejecting the proposed agreement, the Board will consider the relevant facts and circumstances available and deemed relevant to the Board which will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as the Board determines in the good faith exercise of its discretion.

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

Item 14.  Principal Accountant Fees and Services

On March 20, 2012 the Company engaged BDO China Dahua CPA Co., Ltd to serve as its independent registered public accounting firm.  Prior to that date, Paritz & Company, P.A, had served as the Company’s independent registered public accounting firm.

The following table presents fees for professional services rendered by BDO China Dahua CPA Co., Ltd. with respect to the fiscal year ended June 30, 2012 and by Paritz & Company, P.A. with respect to the fiscal year ended June 30,  2011.

Services Performed	2012 (BDO China)	2011 (Paritz & Co)
Audit Fees (1)	$120,087	$90,000
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$3,500	$2,850
All Other Fees (4)	$-	$-

Total Fees	$123,587	$92,850

(1)
Audit fees represent fees billed for professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, and audit services  provided in connection with statutory and regulatory filings for those years.  All work on Paritz’ engagement to audit and review the Company’s financial statements through December 31, 2011 was performed by employees of Paritz. All work on BDO engagement to audit the Company’s financial statements from January 1, 2012 to June 30, 2012  was performed by full-time permanent employees of BDO.

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

Our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditors.  The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members.  Any service pre-approved by a delegate must be reported to the Audit Committee at the next scheduled quarterly meeting.  The Audit Committee considered whether the provision of the auditors’ services, other than for the annual audit and quarterly reviews, is compatible with its independence and concluded that it is compatible.  In 2012 and 2011, all such services were pre-approved by the Audit Committee.

Item 15.  Exhibit List and Financial Statement Schedules

(a) Financial Statements

Report of Independent Registered Accounting Firm

Balance Sheets – June 30, 2012 and 2011 (restated)

Consolidated Statements of Operations – Years Ended June 30, 2012 and 2011 (restated)

Consolidated Statement of Changes in Stockholders’ Equity - Years Ended June 30, 2012 and 2011 (restated)

Consolidated Statements of Cash Flows - Years ended June 30, 2012 and 2011 (restated)

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

10.2
Amended Junior Subordinated Promissory Note dated May 1, 2008 and amended on August 12, 2008, issued to Zhenjiang Yue (Filed as an exhibit to the Company’s Current Report on Form 8-K dated August 12, 2008 and incorporated by reference herein).

14	Code of Ethics of China Aoxing Pharmaceutical Company, Inc. (Filed as an Exhibit to the Current Report on Form 8-K filed on November 30, 2009 and incorporated herein by reference)

21.1	List of Subsidiaries *

23.1	Consent of BDO China Dahua CPA Co., Ltd.*

23.2	Consent of Paritz & Company, P.A.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

* Filed herewith.

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aoxing Pharmaceutical Company, Inc.

Date: October 15, 2012	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below on October 12, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Zhenjiang Yue	Date: October 15, 2012
Zhenjiang Yue, Director,
Chief Executive Officer

/s/ Guoan Zhang	Date: October 15, 2012
Guoan Zhang, Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/Yang Li	Date: October 15, 2012
Yang Li, Director

/s/ Jun Min	Date: October 15, 2012
Jun Min, Director

/s/ Guozhu Xu	Date: October 15, 2012
Guozhu Xu, Director