Form 10-Q/A
period 2012-09-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2012-11-30
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2012

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   X      No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer             Accelerated filer               Non-accelerated filer              Smaller reporting company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes           No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

As of November 14, 2012 the number of shares outstanding of the Registrant’s common stock was 49,694,822 with $.001 par value.

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2012

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,204,310	$3,682,743
Accounts receivable, net of allowance for doubtful accounts of $624,489 and $575,223, respectively	2,739,460	2,804,163
Inventories, net	1,667,070	1,805,420
Prepaid expenses and other current assets	1,507,442	1,229,490
TOTAL CURRENT ASSETS	12,118,282	9,521,816

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	26,723,972	26,960,191
Goodwill	6,892,959	6,908,556
Other intangible assets. net	1,265,689	1,298,925
Investment in joint venture	376,134	400,233
TOTAL LONG-TERM ASSETS	35,258,754	35,567,905

TOTAL ASSETS	$47,377,036	$45,089,721
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$3,236,501	$3,243,825
Accounts payable	2,687,014	2,760,425
Loan payable - bank	4,736,344	8,702,945
Current portion of loan payable - related parties	213,264	213,733
Current portion of loan payable - other	114,304	114,562
Accrued expenses and other current liabilities	3,240,347	3,599,168
TOTAL CURRENT LIABILITIES	14,227,774	18,634,658

LONG-TERM LIABILITIES:
Loan payable - related parties	3,491,867	3,499,768
Loan payable - others	1,686,454	1,690,270
Long-term bank loan	7,104,515	-
TOTAL LONG-TERM LIABILITIES	12,282,836	5,190,038

Common stock, par value $0.001, 100,000,000 shares authorized, 49,615,013 shares issued and outstanding on September 30, 2012 and June 30, 2012	49,615	49,615
Additional paid in capital	58,100,872	58,002,239
Accumulated deficit	(39,263,103)	(38,829,768)
Accumulated other comprehensive income	2,612,019	2,658,299
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	21,499,403	21,880,385

NONCONTROLLING INTEREST IN SUBSIDIARIES	(632,977)	(615,360)
TOTAL EQUITY	20,866,426	21,265,025

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$47,377,036	$45,089,721

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended
	September 30,
	2012	2011

SALES	$2,604,764	$1,530,068
COST OF SALES	1,014,245	662,550
GROSS PROFIT	1,590,519	867,518

OPERATING EXPENSES:
Research and development expense	129,555	106,399
General and administrative expenses	610,871	746,243
Selling expenses	608,671	363,293
Depreciation and amortization	153,944	147,540
TOTAL OPERATING EXPENSES	1,503,041	1,363,475

INCOME (LOSS) FROM OPERATIONS	87,478	(495,957)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(512,789)	(418,431)
Change in fair value of warrant and derivative liabilities	-	1,161
Equity in loss of joint venture, net of tax	(23,205)	(41,936)

TOTAL OTHER EXPENSE	(535,994)	(459,206)

LOSS BEFORE INCOME TAX	(448,516)	(955,163)

Income tax	-	-
NET LOSS	(448,516)	(955,163)

Net loss attributed to non-controlling interest in subsidiaries	(15,181)	(32,259)
LOSS ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	(433,335)	(922,904)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	(48,715)	298,035

COMPREHENSIVE LOSS	(482,050)	(624,869)

Other comprehensive income attributable to non-controlling interest	(2,436)	14,902

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(479,614)	$(639,771)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,615,013	49,167,411

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(448,516)	$(955,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	274,951	293,883
Bad debts	50,586	-
Common stock issued for services	98,633	134,147
Change in fair value of warrants and derivative liability	-	(1,161)
Equity in loss of joint venture, net of tax	23,205	41,936
Changes in operating assets and liabilities:
Accounts receivable	7,811	(221,694)
Inventories	134,331	81,425
Prepaid expenses and other current assets	(280,874)	7,586
Accounts payable	(67,207)	(72,468)
Accrued expenses and other current liabilities	(351,588)	338,583
NET CASH USED IN OPERATING ACTIVITIES	(558,668)	(352,926)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(69,209)	(24,762)
NET CASH USED IN INVESTING ACTIVITIES	(69,209)	(24,762)

FINANCING ACTIVITIES:
Repayment of bank loan	(3,948,636)	-
Proceeds from bank loan	7,107,545	-
Proceeds from other borrowings	-	72,862
Repayment of loans from related party	-	(1,666)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,158,909	71,196

EFFECT OF EXCHANGE RATE ON CASH	(9,465)	14,928

INCREASE (DECREASE) IN CASH	2,521,567	(291,564)
CASH – BEGINNING OF PERIOD	3,682,743	2,770,744
CASH – END OF PERIOD	$6,204,310	$2,479,180

Supplemental disclosures of cash flow information:
Cash paid for interest	$497,057	$515,574
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

 1                     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of June 30, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year 2012. These interim financial statements should be read in conjunction with that report.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed on October 15, 2012.

2                      BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Aoxing Pharmaceutical Co., Inc. (“the Company” or “Aoxing Pharma”) is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products.

As of September 30, 2012, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”), which is organized under the laws of the People’s Republic of China (“PRC”). As of September 30, 2012, the Company owned 95% of the issued and outstanding common stock of Hebei.

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

In April 2008, Hebei completed the acquisition of 100% of the registered capital of Lerentang (“LRT”). LRT was engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China. By 2011 the manufacturing operations of LRT had been completely integrated into Hebei. Currently over 80% of the Company’s revenues derive from one herbal extraction, obtained from the acquisition of LRT, which is used to alleviate oral/dental and bone pain.

Liquidity and Capital Resources

Currently and historically, the Company has managed to operate the business with negative net working capital. The Company’s negative working capital is primarily due to substantial short-term loans from banks. The Company is able to operate with a negative net working capital because of local governmental subsidies and loans from unrelated and related parties. Additionally, local banks continue to roll over the Company’s short-term debt obligations as they come due. The Company believes operating cash flows turning positive in the near-term, continued support from related parties, and the ability to continue to roll over short-term debt, taken together, provide adequate resources to fund ongoing operations in the foreseeable future. The Company believes that the increased market demand for its main product in the near term and sales from several new products in future years will produce substantial positive operating cash flows. If the Company’s short-term cash flows decrease significantly and the Company is unable to pay its short-term liabilities, the Company’s business, financial condition and results of operations could be materially affected.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

We have incurred recurring operating losses and had an accumulated deficit of $39.3 million as of September 30, 2012. We had negative working capital of $2.1 million as of as of September 30, 2012. Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern. Despite negative operating cash flow positions, our management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing revenues and profit margins of our core product sales and continued support from our lenders to rollover debt when it becomes due. If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to grow our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

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
September 30, 2012
(Unaudited)

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

Intangible assets include drug permits and licenses and land use rights and are recorded at cost less accumulated amortization and any recognized impairment loss. The drug permits are amortized over its estimated useful life of 15 years on a straight-line basis.  In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company performs an intangible asset impairment test for its definite-lived intangibles whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  During the quarter ended September 30, 2012, it was determined some drug permits and licenses may not provide future benefits to the Company.  The Company is in process of reviewing the potential success of each drug permit included in intangible assets based on factors determined by the Company and the drug industry.  The Company is engaged in valuation techniques to determine if the carrying value is greater than the fair market value.  As of September 30, 2012, the Company has not completed its impairment analysis related its definite-lived intangible assets, but have estimated the impairment loss could be a maximum of $625,000.  The Company has not concluded this impairment loss is probable as of September 30, 2012. Therefore, an impairment loss, if necessary, will be recorded during the Company’s second quarter ended December 31, 2012 after completion of the valuation assessment.

The Company evaluates the valuation of its goodwill according to the provisions of ASC 350 to determine if the current value of goodwill has been impaired. The acquisition of LRT has been completely integrated into the Hebei Aoxing reporting unit. Goodwill for the reporting unit Hebei Aoxing reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company did not experience any such events or circumstances during the three months ended September 30, 2012. The Company will perform the annual goodwill impairment test during the fourth quarter of each fiscal year.

Amortization expense for the three months ended September 30, 2012 and 2011 were $69,815 and $68,817, respectively.

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
September 30, 2012
(Unaudited)

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

The carrying amount of cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short term nature of these items and classified within Level 1 of the fair value Hierarchy.

As of September 30, 2012, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term borrowings, loans payable, related party notes payable and unrelated party notes payable are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of September 30, 2012.

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

Recent accounting pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company expects to adopt this ASU no later than January 1, 2013. The Company has not yet determined the effect this ASU will have on the Company's annual impairment testing of intangibles.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

 3                    INVENTORIES, NET

Inventories consist of the following:

	September 30,	June 30,
	2012	2012

Work in process	$741,835	$709,679
Raw materials	396,594	495,980
Finished goods	528,641	599,761
	$1,667,070	$1,805,420

The allowance for obsolete inventory as of September 30, 2012 and June 30, 2012 was $35,998 and $36,080, respectively.

4                     EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company account for its investment in API (see Note 2), under the equity method of accounting.

Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

	For the Quarter	For the Year
	Ended	Ended
	September 30, 2012	June 30, 2012

Current assets	$11,610	$8,808
Noncurrent assets	858,706	870,124
Current liabilities	190,048	151,541
Noncurrent liabilities	-	-
Equity	680,268	727,391
Revenue	-	-
General and administrative expenses	45,500	259,432
Net loss	$(45,500)	$(259,432)

5                     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	September 30,	June 30,
	2012	2012

Accrued salaries and benefits	$558,321	$713,918
Accrued interest	571,424	556,155
Accrued taxes	226,864	211,339
Deposit payable	406,276	397,706
Due to employee	45,445	45,548
Prepayment from customers	217,345	322,606
Other accounts payable	770,957	585,302
Other accrued expenses and current liabilities	443,715	766,594
	$3,240,347	$3,599,168

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

  6                   LOAN PAYABLE - BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:
	September 30,	June 30,
	2012	2012

Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 7.872%, set to be 20% higher than the interest rate of the China People Bank rate, initially made on April 29, 2011 for one year and renewed on April 18, 2012 for one year maturing on April 18, 2013	$4,736,344	$4,747,061
Bank Note in the amount of 25 million RMB with China Citic Bank bearing an annual floating rate of 8.528%, set to be 30% higher than the interest rate of the China People Bank rate, initially made on May 5, 2010 for one year and renewed on April 13, 2012 for one year maturing on April 13, 2013. The loan is guaranteed by the CEO. The loan was repaid on September 6, 2012.	-	3,955,884
	$4,736,344	$8,702,945

7                     LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 15.23% per annum as of September 30, 2012 and June 30, 1012. Loans will mature as follows:
	September 30,	June 30,
	2012	2012

Within one year	$213,264	$213,733
1 – 2 years	3,491,867	3,286,823
2 – 3 years	-	212,945
Total	3,705,131	3,713,501
Less current portion	(213,264)	(213,733)
	$3,491,867	$3,499,768

8                     LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 17.89% per annum as of September 30, 2012 and June 30, 2012. Loans will mature as follows:
	September 30,	June 30,
	2012	2012

Within one year	$114,304	$114,562
1 – 2 years	1,664,035	-
2 – 3 years	22,419	1,690,270
Total	1,800,758	1,804,832
Less current portion	(114,304)	(114,562)
	$1,686,454	$1,690,270

   AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

9                      LONG TERM BANK LOAN

During the three months ended September 2012, the company entered into a loan agreement with Beijing International Trust Co., Ltd and obtained a new loan of $7,107,545 with a term of two years. The loan bears an 18.0% interest per annum and will mature on September 23, 2014.

10                   ISSUANCE OF COMMON STOCK

During the three months ended September 30, 2012, the Company recorded $22,000 in stock compensation expenses related to a two year service agreement signed on November 1, 2010 for services rendered by an independent director during the quarter. Subsequent to the quarter ended September 30, 2012, the Company issued 79,809 shares of common stock on October 23, 2012 for these services.

 11                  TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generallysubject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:
	For the Quarter ended September 30,
	2012	2011

Tax at U.S. Statutory rate	$(156,981)	$(334,307)
Tax rate difference between China and U.S.	32,918	64,518
Change in Valuation Allowance	124,063	269,789
Effective tax rate	$-	$-

The provisions of income taxes (credit) are summarized as follows:
	For the Quarter ended September 30,
	2012	2011

Current	$-	$-
Deferred - U.S.	(50,716)	(108,495)
Deferred - China	(73,347)	(161,294)
Valuation allowance - U.S.	50,716	108,495
Valuation allowance - China.	73,347	161,294
Total	$-	$-

The deferred tax assets are substantially related to loss carry forwards for the past 5 years under Chinese tax law.  The Company determined a full valuation allowance was necessary as of September 30, 2012 and 2011.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

12                   CONCENTRATIONS

Sales to three major customers accounted for 18%, 17% and 15% of total sales for the three months ended September 30, 2012.  Sales to two major customers were 27% and 23% of total sales for the three months ended September 30, 2011.  As of September 30, 2012, three major customers accounted for nil, 17% and 0.4% of Company’s accounts receivable balance. As of September 30, 2011, two major customers accounted for 28% and 0.4% of Company’s accounts receivable balance.

Sales of two major products represented approximately 92% and 3% of total sales for the three months ended September 30, 2012. Sales of two major products represented approximately 86% and 5% of total sales for the three months ended September 30, 2011.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Aoxing Pharmaceutical Company, Inc. that represents management’s  assumptions based on information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of any unanticipated events.

Outline of Our Business

Aoxing Pharmaceutical Company, Inc. (the “Company” or “Aoxing Pharma”) is a Florida incorporated specialty pharmaceutical company with its main operations in China, specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products. We operate our business through our subsidiary, Hebei Aoxing.  Our product line is comprised of prescription and over-the-counter pharmaceutical products.  Our pharmaceutical products have been approved by the Chinese State Food and Drug Administration, or SFDA, based on demonstrated safety and efficacy. We sell our products primarily to hospitals, clinics, pharmacies and retail in most of the provinces of China, including rural areas and major cities.

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

On April 16, 2008, Hebei Aoxing completed the acquisition of 100% of the registered capital of LRT.  LRT is engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China. All the LRT’s businesses and operations have been fully integrated into Hebei Aoxing by the end of 2010.

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

Results of Operations- Comparison of the Quarters ended September 30, 2012 and 2011

Revenues for the three months ended September 30, 2012 were $2,604,764, representing 70.2% increase over the revenues of $1,530,068 realized during the three months ended September 30, 2011. The increase in revenue was mainly attributable to the increase in sales of our main product, Zhongtongan. The revenue contribution from Zhongtongan increased by 78% when compared to the three months ended September 30, 2011, as we expanded our sales reach from the original pediatric and stomatological divisions to cover a new market at the gynecology and orthopaedics divisions in hospitals. However, the increase in sales of Zhongtongan was partially offset by a decline in revenue from certain low margin products, as the Company during the past fiscal year initiated a sales strategy of moving to high margin products.

Cost of sales was $1,014,245 for the three months ended September 30, 2012, which was 53.1% higher than the $662,550 in costs incurred during the three months ended September 30, 2011.  The main reason for the increase in cost of sales was the increase in sales.

Gross profit was $1,590,519 during the three months ended September 30, 2012, 83.3% higher than the same period a year earlier, reflecting the combined effect of higher sales and higher gross margin.  This improvement was primarily the result of our strategic decision to refocus the efforts of our sales staff away from the lower margin products, such as Shuanghuanglian, and focus our efforts on the sales of our higher margin core product, Zhongtongan. As a result of this strategic re-focus, our gross margin increased from 56.7% during the quarter ended September 30, 2011 to 61.1% during the quarter ended September 30, 2012. The improvement in gross margin was also due to a modest price increase for Zhongtongan and manufacturing efficiency enhancements.

Research and development expenses were $129,555 during the three months ended September 30, 2012, representing a 21.7% increase from $106,399 occurred during the three months ended September 30, 2011.  R&D expenses could fluctuate significantly from one period to another, reflecting the progress and timing of our various development projects.

General and administrative expenses were $610,871 in the three months ended September 30, 2012, 18.1% lower than $746,243 in the three months ended September 30, 2011.  The main reason for the decrease was Company’s effort to reduce cost.

Selling expenses in the amount of $608,671 incurred during the three months ended September 30, 2012 were 67.5% higher than $363,293 spent on selling during the three months ended September 30, 2011.  The increase was mainly due to increase in marketing efforts and promotional fee for core products.

As a result of the several factors discussed above, we recorded a modest income from operations of $87,478 for the quarter ended September 30, 2012 instead of a loss from operations of $495,957 for the same period last year.

Net interest expense was $512,789 for the three months ended September 30, 2012, a 22.6% increase from net interest expense of $418,431 for the three months ended September 30, 2011.  The increase in interest expense was due to higher interest rates upon renewal of loans as a result of a nationwide credit tightening in China, as well as a currency exchange rate change.

Equity in loss of joint venture was $23,205 for the three months ended September 30, 2012, a 44.7% decrease from a loss of $41,936 for the three months ended September 30, 2011. The loss was related to the JV with Johnson Mathey Plc, which has no operation yet.

The Company realized a net loss of $448,516 for the three months ended September 30, 2012.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s income was attributed to the non-controlling interest.  Therefore the net loss attributable to the shareholders of Aoxing Pharmaceutical for the three months ended September 30, 2012 was $433,335.  In comparison, during the three months ended September 30, 2011, the net loss attributable to the Company’s shareholders was $922,904, after deducting income attributable to the 5% non-controlling interest in Hebei Aoxing.

Liquidity and Capital Resources

Despite the improvements in our operating results, operations during the three months ended September 30, 2012 used $558,668 in cash, as compared to $352,926 used for operations during the three months ended September 30, 2011. The primary reasons for the increased use of cash during the recent quarter were the fact that we increased our prepaid expenses in anticipation of growth and reduced our accrued expenses and other current liabilities.  In contrast, during the three months ended September 30, 2011 we significantly increased our accrued expenses.

Investing activities used $69,209 in cash during the three months ended September 30, 2012. During the three months ended September 30, 2011 investing activities used $24,762 in cash. The Company had no material additions of property and equipment during the last two years.

During the three months ended September 2012, the company entered into a refinancing agreement with Beijing International Trust Co., Ltd and obtained a new loan of $7,107,545 with a term of two years. The proceeds were used to repay the outstanding loan from China CITIC Bank of $3,948,636. The refinancing resulted in net cash from financing activities totaling $3,158,909.  There was no significant financing activity during the three months ended September 2011.

As a result of the debt refinancing during the first quarter of fiscal year 2013, our debt service obligations on September 30, 2012 were:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years

Short-term Borrowing	$3,236,501	$3,236,501	$-	$-	$-	$-	$-
Interest Commitment -Short term Borrowing	473,634	473,634	-	-	-	-	-
Bank	11,840,859	4,736,344	7,104,515	-	-	-	-
Interest Commitment - Bank	1,619,830	341,017	1,278,813
Related Party	3,705,130	213,264	3,491,866	-	-	-	-
Interest Commitment - Related Party	563,401	24,896	538,505
Others	1,800,758	114,304	1,664,035	22,419	-	-	-
Interest Commitment - Others	322,242	20,575	297,632	4,035
TOTAL	$23,562,355	$9,160,535	$14,375,366	$26,454	$--	$-	$--

On September 30, 2012, we had $6,204,310 in cash compared to $3,682,743 on June 30, 2012. The increase was mainly because of the new loan from Beijing International Trust Co., Ltd. The Company’s net working capital deficit was reduced to $2,109,492 on September 30, 2012 from $9,112,842 on June 30, 2012. The improvement in working capital was because of the replacement of short term bank loan by a two-year loan.

Presently, the Company does not anticipate large capital expenditure projects in the next 12 months.  As a result, the Company will be able to operate at much lower cash burn rates, if needed, without major impact on its operations. The Company anticipates that its current cash position will be sufficient to support the Company's operations at current capacity for the next 12 month period. Meanwhile, the Company will also seek financing to fund expansion of our operations, extend our reach to broader markets, or to acquire additional entities.  We may rely on additional bank borrowing as well as capital raises.  We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which may result in significant dilution to our current investors.  Other options considered include issuance of convertible debt, a new bridge loan, or arrangement to out-license intellectual property.  We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012.  The term “Disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  That evaluation revealed the following material weakness in our internal control over financial reporting: the Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting causing a material weakness in internal controls, Based on the results of these self-assessments, our principal executive officer and principal financial officer concluded that Aoxing Pharma’s system of disclosure controls and procedures was not effective as of September 30, 2012 for the purposes described in this paragraph.

To remediate the weakness, the Company will continue to train our internal accountants in US GAAP and SEC reporting and may engage a 3rd party consultant. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted by the PRC, management has determined they require additional training for US GAAP and SEC reporting. We plan for the above weakness to be remediated, which we hope will provide for much greater reliability and consistency in the financial statements.

Changes in Internal Control over Financial Reporting.

There was no change in internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect Aoxing Pharmaceutical’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2. Unregistered Sale of Securities and Use of Proceeds

(a)	Unregistered sales of equity securities

The Company did not make any unregistered sales of equity securities during the first quarter of fiscal year 2013

(c)	Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2013.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: November 14, 2012	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By: /s/ Guoan Zhang
Guoan Zhang, Acting Chief Financial Officer
(Principal Accounting and Financial Officer)