Form 10-Q/A
period 2012-09-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2013-02-08
CIK 1060426

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

As of November 14, 2012 the number of shares outstanding of the Registrant’s common stock was 49,694,822 with $.001 par value.

Amendment No. 1:  Explanatory Note

This amendment is being filed in order to file the interactive data files.

PART II   -   OTHER INFORMATION

Item 6.                 Exhibits

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

AOXING PHARMACEUTICAL COMPANY, INC.

Date: November 30, 2012	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: November 30, 2012	By: /s/ Guoan Zhang
Guoan Zhang, Acting Chief Financial Officer
(Principal Accounting and Financial Officer)