Form 10-Q
period 2012-12-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2013-02-14
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2012

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

As of February 13, 2013, the number of shares outstanding of the Registrant’s common stock was 49,814,822 with $.001 par value.

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2012

TABLE OF CONTENTS
		Page No
Part I	Financial Information

Item 1.	Financial Statements:
	Consolidated Balance Sheet – December 31, 2012 (unaudited) and June 30, 2012	1
	Consolidated Statements of Operations and Other Comprehensive Income (Loss) – for the Three and Six Months Ended December 31, 2012 and 2011 (Unaudited)	2
	Consolidated Statements of Cash Flows – for the Six Months Ended December 31, 2012 and 2011 (Unaudited)	3
	Notes to Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

Part II	Other Information

Item 1A	Risk Factors	20

Item 2	Unregistered Sale of Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Mine Safety Disclosures	21

Item 5	Other Information	21

Item 6	Exhibits	21

Signatures		22

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2012	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,737,235	$3,682,743
Accounts receivable, net of allowance for doubtful accounts of $626,259 and $575,223, respectively	2,745,018	2,804,163
Inventories, net	1,834,222	1,805,420
Prepaid expenses and other current assets	2,004,745	1,229,490
TOTAL CURRENT ASSETS	9,321,220	9,521,816

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	26,759,878	26,960,191
Goodwill	6,962,025	6,908,556
Other intangible assets. net	625,329	1,298,925
Investment in joint venture	349,000	400,233
TOTAL LONG-TERM ASSETS	34,696,232	35,567,905

TOTAL ASSETS	$44,017,452	$45,089,721

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$79,163	$3,243,825
Accounts payable	2,787,391	2,760,425
Loan payable - bank	4,749,766	8,702,945
Current portion of loan payable - related parties	213,852	213,733
Current portion of loan payable - other	-	114,562
Accrued expenses and other current liabilities	2,900,263	3,599,168
TOTAL CURRENT LIABILITIES	10,730,435	18,634,658

LONG-TERM LIABILITIES:
Loan payable - related parties	3,375,102	3,499,768
Loan payable - others	1,588,639	1,690,270
Long-term bank loans	10,291,161	-
TOTAL LONG-TERM LIABILITIES	15,254,902	5,190,038

Common stock, par value $0.001, 100,000,000 shares authorized, 49,814,822 and 49,615,013 shares issued and outstanding on December 31, 2012 and June 30, 2012	49,815	49,615
Additional paid in capital	58,289,556	58,002,239
Accumulated deficit	(42,253,752)	(38,829,768)
Accumulated other comprehensive income	2,718,860	2,658,299
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	18,804,479	21,880,385

NONCONTROLLING INTEREST IN SUBSIDIARIES	(772,364)	(615,360)
TOTAL EQUITY	18,032,115	21,265,025

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$44,017,452	$45,089,721

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2012	2011	2012	2011

SALES	$3,314,768	$2,124,333	$5,919,531	$3,654,401
COST OF SALES	1,341,738	843,345	2,355,981	1,505,895
GROSS PROFIT	1,973,030	1,280,988	3,563,550	2,148,506

OPERATING EXPENSES:
Research and development expense	1,090,104	154,541	1,219,659	260,940
General and administrative expenses	756,876	764,568	1,367,747	1,510,811
Selling expenses	1,706,202	366,531	2,314,873	729,824
Depreciation and amortization	158,494	146,208	312,438	293,748
Impairment of intangible assets	613,739	-	613,739	-
TOTAL OPERATING EXPENSES	4,325,415	1,431,848	5,828,456	2,795,323

LOSS FROM OPERATIONS	(2,352,385)	(150,860)	(2,264,906)	(646,817)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(755,005)	(419,113)	(1,267,794)	(837,544)
Change in fair value of warrant and derivative liabilities	-	-	-	1,161
Equity in loss of joint venture, net	(28,271)	(36,994)	(51,476)	(78,930)
Subsidy income	-	312,490	-	312,490
TOTAL OTHER (EXPENSE)	(783,276)	(143,617)	(1,319,270)	(602,823)

LOSS BEFORE INCOME TAXES	(3,135,661)	(294,477)	(3,584,176)	(1,249,640)

Income tax expense (credit)	-	-	-	-

NET LOSS	(3,135,661)	(294,447)	(3,584,176)	(1,249,640)

Net income (loss) attributable to non-controlling interest in subsidiaries	(145,011)	2,437	(160,192)	(29,821)
NET LOSS ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	(2,990,650)	(296,914)	(3,423,984)	(1,219,819)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	112,464	256,331	63,750	554,366

COMPREHENSIVE LOSS	(2,878,186)	(40,583)	(3,360,234)	(665,453)

Other comprehensive income attributable to non-controlling interest	5,623	12,816	3,188	27,718

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(2,883,809)	$(53,399)	$(3,363,422)	$(693,171)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.06)	$(0.01)	$(0.07)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,756,582	49,272,820	49,685,797	49,220,116

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	December 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(3,423,984)	$(1,219,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	567,521	588,120
Bad debts	50,723	-
Common stock issued for services	287,517	359,509
Change in fair value of warrants and derivative liability	-	(1,161)
Equity in loss of joint venture, net	51,476	78,930
Net loss attributable to non-controlling interests	(160,192)	(29,821)
Inventory markdown	(21,486)	-
Impairment charge on intangible assets	613,739	-
Changes in operating assets and liabilities:
Accounts receivable	10,038	(286,675)
Inventories	(6,295)	21,583
Prepaid expenses and other current assets	(774,775)	(266,202)
Accounts payable	25,401	34,932
Accrued expenses and other current liabilities	(700,901)	570,135
NET CASH USED IN OPERATING ACTIVITIES	(3,481,218)	(150,469)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(290,981)	(40,071)

NET CASH USED IN INVESTING ACTIVITIES	(290,981)	(40,071)

FINANCING ACTIVITIES:
Proceeds from bank loans	10,294,192	-
Payment of bank loans	(3,959,305)	-
Short-term borrowings, net of repayment	(3,167,444)	3,124,902
Payment/(proceeds) of other borrowings	(217,286)	71,404
Repayment of loans to related party	(126,698)	(1,672)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,823,459	3,194,634

EFFECT OF EXCHANGE RATE ON CASH	3,232	42,135

(DECREASE) INCREASE IN CASH	(945,508)	3,046,229
CASH – BEGINNING OF PERIOD	3,682,743	2,770,744
CASH – END OF PERIOD	$2,737,235	$5,816,973

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,187,993	$916,376
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

As of December 31, 2012, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”), which is organized under the laws of the People’s Republic of China (“PRC”). As of December 31, 2012, the Company owned 95% of the issued and outstanding common stock of Hebei.

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

In April 2008, Hebei completed the acquisition of 100% of the registered capital of Lerentang (“LRT”). LRT was engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China. As of June 30, 2011, the manufacturing operations of LRT had been completely integrated into Hebei. Currently over 90% of the Company’s revenues derive from one herbal extraction, obtained from the acquisition of LRT, which is used to alleviate oral/dental and bone pain.

Going Concern

Throughout its history, the Company has managed to operate the business with negative net working capital. The Company’s negative working capital is primarily due to substantial short-term loans from banks. Annually, however, the banks have renewed or replaced the loans, allowing the Company to sustain its business despite negative working capital.  In addition, the Company has been able to operate with a negative net working capital because of local governmental subsidies and loans from unrelated and related parties. During the six months ended December 31, 2012, the Company was able to obtain long-term bank loans from Beijing International Trust Co., Ltd and use these funds to repay short-term notes. The long-term loans carry higher interest rates, but have terms of two years, providing the Company with more financial flexibility.

The Company believes operating cash flows will turn positive in the near-term from its new marketing campaign and increased sales force that the increased market demand for its main product in the near term and sales from several new products will produce substantial positive operating cash flows. The Company also believes that it will have continued support from related parties, and will have the ability to continue to roll over short-term debt.  All of these factors, together, provide adequate resources to fund ongoing operations for the foreseeable future. However, if the Company’s short-term cash flows decrease significantly and the Company is unable to pay its short-term liabilities, the Company’s business, financial condition and results of operations could be materially affected.

We have incurred recurring operating losses and had an accumulated deficit of $42.3million as of December 31, 2012. We had negative working capital of $1.4million as of as of December 31, 2012. Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern. Despite negative operating cash flow positions, our management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing revenues and profit margins of our core product sales and continued support from our lenders to rollover debt when it becomes due. If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to attain our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

Investment in Joint Venture (“JV”)

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc (‘JM”) entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients for narcotics and neurological drugs for the China market. The JV represents a significant opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China. Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the JV. Hebei will contribute capital, fixed assets and related active pharmaceutical ingredients manufacturing licenses. The JV Company is called Hebei Aoxing API Pharmaceutical Company, Ltd. (“API”). Hebei Aoxing has a 51% stake in API, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of JM) holds 49%. Each company has equal representation on the board of directors that will oversee a management team responsible for corporate strategies and operations. The JV is located on the Hebei campus in Xinle City, 200 kilometers southwest of Beijing. On March 10, 2010, the JV obtained a business license from the City Industry & Commercial Administrative Bureau. The Company accounts for its investment in the JV under the equity method of accounting.

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

Goodwill and intangible assets

Goodwill was the result of the acquisition of LRT and 35% of Hebei Aoxing in 2008. Goodwill represents the cost of the acquired business in excess of the fair value of identifiable tangible and intangible net assets purchased.

Intangible assets include drug permits and licenses and land use rights and are recorded at cost less accumulated amortization and any recognized impairment loss. The drug permits are amortized over their estimated useful life of 15 years on a straight-line basis.

In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company performs an intangible asset impairment test for its definite-lived intangibles whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  During the quarter ended December 31, 2012, management determined that some drug permits and licenses will not provide future benefits to the Company. Accordingly, an impairment provision of $613,739 was provided by the Company.

The Company evaluates the valuation of its goodwill according to the provisions of ASC 350 to determine if the current value of goodwill has been impaired. The acquisition of LRT has been completely integrated into the Hebei Aoxing reporting unit. Goodwill for the Hebei Aoxing reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company did not experience any such events or circumstances during the six months ended December 31, 2012. The Company will perform the required annual goodwill impairment test during the fourth quarter of each fiscal year.

Amortization expense for the six months ended December 31, 2012 and 2011 were $140,008 and $138,127 respectively.

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

As of December 31, 2012, the Company did not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term borrowings, loans payable, related party notes payable and unrelated party notes payable that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of December 31, 2012.

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

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. On January 1, 2013, the Company adopted this ASU. The Company has determined this ASU will have not have a material effect on the Company's consolidated financial statements.

3       INVENTORIES, NET

Inventories consist of the following:

	December 31,	June 30,
	2012	2012

Work in process	$981,036	$709,679
Raw materials	574,020	495,980
Finished goods	279,166	599,761
	$1,834,222	$1,805,420

The provisions for obsolete inventory as of December 31, 2012 and June 30, 2012 were$14,621 and $36,080, respectively.

4      EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company account for its investment in API (see Note 2), under the equity method of accounting.

Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

	For the Six months	For the Year
	Ended	Ended
	December 31, 2012	June 30, 2012

Current assets	$13,719	$8,808
Noncurrent assets	853,756	870,124
Current liabilities	$240,573	$151,541
Noncurrent liabilities	-	-
Equity	$626,902	$727,391
Revenue	-	-
General and administrative expenses	$100,933	$259,432
Net loss	$(100,933)	$(259,432)

5      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	December 31,	June 30,
	2012	2012
Accrued salaries and benefits	$543,647	$713,918
Accrued interest	638,867	556,155
Accrued taxes	480,075	211,339
Deposit payable	404,085	397,706
Due to employee	45,574	45,548
Prepayment from customers	435,717	322,606
Other accounts payable	259,215	585,302
Other accrued expenses and current liabilities	93,083	766,594
	$2,900,263	$3,599,168

  6    LOAN PAYABLE - BANK

Loan payable – bank consist of the following loans collateralized by assets of the Company:

	December 31,	June 30,
	2012	2012

Bank Note in the amount of 30 million RMB with Bank of Communications bearing an annual floating rate of 7.872%, set to be 20% higher than the interest rate of the People’s Bank of China rate, initially made on April 29, 2011, renewed on April 18, 2012 for one year maturing on April 18, 2013	$4,749,766	$4,747,061
Bank Note in the amount of 25 million RMB with China CITIC Bank bearing an annual floating rate of 8.528%, set to be 30% higher than the interest rate of the People’s Bank of China rate, originally to mature on April 13, 2013. The loan was repaid on September 6, 2012.	-	3,955,884
	$4,749,766	$8,702,945

7       LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 15.41%per annum as of December 31, 2012 and June 30, 1012. Loans will mature as follows:

	December 31,	June 30,
	2012	2012

Within one year	$213,852	$213,733
1 – 2 years	3,375,102	3,286,823
2 – 3 years	-	212,945
Total	3,588,954	3,713,501
Less current portion	(213,852)	(213,733)
	$3,375,102	$3,499,768

8       LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 17.88% per annum as of December 31, 2012 and June 30, 2012. Loans will mature as following:

	December 31,	June 30,
	2012	2012

Within one year		$114,562
1 – 2 years	$1,588,639	-
2 – 3 years		1,690,270
Total	1,588,639	1,804,832
Less current portion		(114,562)
	$1,588,639	$1,690,270

  9    LONG TERM BANK LOAN

During the three months ended September 30, 2012, the Company entered into a loan agreement with Beijing International Trust Co., Ltd and obtained a loan of $7,107,545 with a term of two years. The loan requires principle payments in the amount of $190,000 on July 20 and December 20, 2013 respectively plus interest only payments each quarter on the 21th of March, June, September and December. This loan bears 18.0% interest per annum.  The loan matures on September 23, 2014 and the Company must repay 15%, 15% and 50% of the original loan balance 20 days, 10 days and 5 days, respectively before the maturity date.

During the three months ended December 31, 2012, the Company obtained an additional loan of $3,186,647 with an 16.5% interest per annum that will mature on September 21, 2014. This loan has interest only payments due quarterly on the 21th of March, June, September and December.

10   ISSUANCE OF COMMON STOCK

During the three months ended December 31, 2012, the Company recorded $69,300 in stock compensation expenses for the issuance of 120,000 shares of common stock related to a separation agreement with an executive.

11   TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	For six months ended December 31,
	2012	2011
Tax at U.S. Statutory rate	$(1,254,462)	$(437,374)
Tax rate difference between China and U.S.	282,145	59,643
Change in Valuation Allowance	972,317	349,482
Net operating loss expired		28,249
Effective tax rate	$-	$-

The provisions of income taxes (credit) are summarized as follows:

	For six months ended December 31,
	2012	2011

Current	$-	$-
Deferred - U.S.	(133,118)	(228,624)
Deferred - China	(839,199)	(120,858)
Valuation allowance - U.S.	133,118	228,624
Valuation allowance - China.	839,199	120,858
Total	$-	$-

The deferred tax assets are substantially related to loss carry forwards for the past 5 years under Chinese tax law. The Company determined a full valuation allowance was necessary as of December 31, 2012 and June 30, 2012.

12    CONCENTRATIONS

Sales to three major customers accounted for 18%,16% and 15% of total sales for the three months ended December 31, 2012.  Sales to two major customers were 27% and 23% of total sales for the three months ended December 31, 2011.  As of December 31, 2012, three major customers accounted for 3.5%, nil and 1.3% of Company’s accounts receivable balance. As of December 31, 2011, two major customers accounted for 28% and0.4% of Company’s accounts receivable balance.

Sales of two major products represented approximately 93% and 3% of total sales for the three months ended December 31, 2012. Sales of two major products represented approximately 86% and 5% of total sales for the three months ended December 31, 2011.

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

On April 16, 2008, Hebei Aoxing completed the acquisition of 100% of the registered capital of LRT.  LRT is engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China. All the LRT’s businesses and operations had been fully integrated into Hebei Aoxing by the end of 2010.

In April 2010 Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture (“JV”) through affiliated companies focused on research, development, manufacturing and marketing of active pharmaceutical ingredients (“API”) for narcotics and neurological drugs for the Chinese market. The JV represents a significant opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China. The JV is in the process of applying for registered number of approval and GMP Certification from SFDA before it could commence any operations.

On February 23, 2010, the Company and QRxPharma Limited, a publicly listed pharmaceutical company based in Australia, signed a strategic alliance to collaborate in the development of MoxDuo®IV, an intravenous formulation of QRxPharma's patented morphine and oxycodone Dual-Opioid™ technology for the acute treatment of moderate to severe pain. Under the terms of the agreement, the Company agreed to fund the development of MoxDuo®IV for the China market in exchange for exclusive marketing rights in China.  Under similar terms, the Company also licensed the rights to the China market for MoxDuo®IR, an immediate release capsule presently in pivotal Phase 3 studies in the United States under development by QRxPharma Limited. During December 2012, QRxPharma and Aoxing Pharmaceutical mutually agreed to terminate their strategic alliance in China. All related intellectual property rights revert to QRxPharma and both parties are free to pursue alternative opportunities in the Chinese pain management market.

Pharmaceutical Market in China

 According to IMS Health, annual global spending on medicines will reach nearly $1.2 trillion by 2016. In the developed markets, including United States, Europe and Japan, spending will decline to 57% of the total global spending due to the expiring patents for a number of significant brand named drugs, slow increases in spending on branded products, and increased cost containment measures by players. Alternatively, the emerging markets will double their spending on pharmaceuticals, growing $150-160 billion by 2016, and driven by rising incomes, continued low cost for drugs, and government sponsored programs designed to increase access to medicines.

Based on the report issued by KPMG, China’s booming economy and high GDP growth make its pharmaceutical market the fifth largest and one of most attractive in the world. With its volume and 20% annual growth projection, it is set to overtake Japan as the world second largest market by 2015. The growth in the Chinese pharmaceutical market is driven by several factors, including improving standards of living and an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System, and the increase in government spending on public health care.

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

Results of Operations

Revenues for the three and six months ended December 31, 2012 were $3,314,768 and $5,919,531, respectively, representing a 56% and a 62% increase, respectively, over the revenues realized in the comparable periods of fiscal year 2012.  In both cases, the increase in revenue was mainly attributable to the increase in sales of our main product, Zhongtongan, which increased by 62% during the six months ended December 31, 2012 compared to the six months ended December 31, 2011. Sales of Zhongtongan were aided by our decision to expand our sales reach from the original pediatric and stomatological divisions to cover a new market in the gynecology and orthopaedics divisions in the hospitals.  To support this new direction in sales, during the second quarter of fiscal 2013 we rebuilt the Company’s sales force, adding 90 more sales personnel, expanded our marketing by holding medical conferences to promote our products, and implemented an advertising campaign, all of which led to a sharp increase in sales during the quarter.

Gross profit was $1,973,030 during the three months ended December 31, 2012 and $3,563,550 during the six months then ended, in each case representing a gross margin of 60%.  Our second quarter gross margin was approximately equal to that recorded in the second quarter of fiscal 2012, as our cost of raw materials has been stable.  Our gross margin for the first half of fiscal 2013, however, surpassed the 58% gross margin realized in the first half of fiscal 2012.  This improvement was primarily the result of our strategic decision to refocus the efforts of our sales staff away from the lower margin products, such as Shuanghuanglian, and focus our efforts on the sales of our higher margin core product, Zhongtongan. The improvement in gross margin was also due to modest pricing increase for Zhongtongan and manufacturing efficiency enhancements.

Despite the significant increase in our revenue, general and administrative (“G&A”) expenses of $756,876 for the three months ended December 31, 2012 were approximately equal to G&A expenses incurred during the same period a year earlier, and the $1,367,747 in G&A expenses incurred during the six months ended December 31, 2012 were 9% lower than G&A expenses incurred in the first half of fiscal 2012. This improvement was due to the effective cost management and control procedures implemented during the period.

The completion of a $10.2 million financing at the end of September 2012 allowed us to make some crucial investments in the future of our business.  Our operating expenses, therefore, were swelled during the second quarter of fiscal 2013 by two categories of targeted investment:

•
Research and development (“R&D”) expenses were $1,090,104 during the three months ended December 31, 2012 and $1,219,659 during the six month period then ended, in both cases representing a several fold increase over R&D expense in fiscal 2012.  The sharp increase in second quarter R&D expense was primarily comprised of payments to third parties for the continuing development of our R&D projects, in particular Buprenorphine Sublingual Tablet, Compound of Tilidine Capsule, Terazosin Hydrochloride Film and Nimodipine Injection.

•
Selling expenses in the amount of $1,706,202 incurred during the three months ended December 31, 2012 and $2,314,873 during the six months then ended were, in both cases, several fold higher than the selling expenses incurred during fiscal 2012.  The increase in selling expenses was attributable to the addition of 90 sales personnel mentioned above, increases in travel expenses of $0.3 million and the expenses of the expanded advertising and marketing campaign.  We expect selling expenses to remain at the current high level throughout calendar year 2013. During the three months ended December 31, 2012, the Company signed four advertising contracts totaling approximately $3.66 million with four different television stations.  The period of advertisements is from January 2013 to December 2013.

An additional operating expense was incurred during the second quarter of fiscal 2012 when we determined that a number of the drug permits and licenses that we had capitalized were no longer likely to be useful to us.  We recorded an impairment expense of $613,739 to remove these intangible assets from our balance sheet.  As a result of this unplanned expense and the strategic expenses described above, we recorded losses from operations of $2,352,385 and $2,264,906 for the three and six month periods ended December 31, 2012, compared with losses from operations of $150,860 and $646,817 during the same periods a year earlier.

To our loss from operations we added two other elements of expense:

•
Net interest expense of $755,005 for the three months ended December 31, 2012 and $1,267,794 during the six months then ended represented increases of 80% and 51%, respectively, from net interest expense during the comparable periods of fiscal 2012.   The Company’s outstanding short and long term debt increased by $3,581,028 comparing December 31, 2011 to December 31, 2012, causing the increase in net interest expense.

•
Equity in loss of JV was $28,271 for the three months ended December 31, 2012 and $51,476 for the six months then ended, decreasing by 24% and 35% from the comparable prior periods.  The losses related to the joint venture with Johnson Mathey Plc will  continue at least until the joint venture commences operations.

The Company realized net losses of $3,135,661 for the three months ended December 31, 2012 and $3,584,176 for the six months ended December 31, 2012. However, because the Company owns only 95% of Hebei Aoxing, 5% of the Company’s losses were attributed to the non-controlling interest.  Therefore the net loss attributable to the shareholders of Aoxing Pharmaceutical for the three months ended December 31, 2012 was $ 2,990,650 and $3,423,984 for the six months ended December 31, 2012.  In comparison, during the three and six months ended December 31, 2011, the net loss attributable to the Company’s shareholders was $296,914 and $1,219,819, respectively, after deducting the 5% non-controlling interest in Hebei Aoxing.
Liquidity and Capital Resources

As discussed above, the completion of a $10.2 million financing in September 2012 made cash available that we utilized for strategic investments in marketing and research and development.  In addition, we increased our prepaid expenses by $774,775 in anticipation of a higher level of sales in coming months. Primarily for these reasons, operations during the six months ended December 31, 2012 used $3,481,218 in cash, as compared to only $150,549 used for operations during the six months ended December 31, 2011.

In January 2013, the SFDA granted our application for a license to produce the API in Pholcodine. The award of that license will be followed by a GMP review of our facilities. In anticipation of that inspection, we invested $290,981 in additional property and equipment during the six months ended December 31, 2012. During the six months ended December 31, 2011 investing activities used $40,071 in cash.

During the six months ended December 31, 2012, the Company entered into a financing agreement and borrowed a total of $10,291,161 from Beijing International Trust Co., Ltd with a term of two years. The proceeds were used to repay the outstanding loan from China CITIC Bank of $3,959,305 on September 6, 2012 and Shijiazhuang Construction Investment Group Co. Ltd of $3,167,444 on December 4, 2012. The Company’s net cash from financing activities was increased by $2,823,459 after the financing.

As a result of the debt refinancing, our debt service obligations on December 31, 2012 were:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years		After 5 Years
Short-term Borrowing	$79,163	$79,163	$-	$-	$-		$-	$-
Bank	15,040,927	5,129,766	9,911,161	-	-		-
Interest Commitment - Bank	2,146,894	341,983	1,804,911
Related Party	3,588,954	213,852	3,375,102	-	- -		-
Interest Commitment - Related Party	552,332	24,967	527,365
Others	1,588,639	0	1,588,639		- -		-
Interest Commitment - Others	284,055	0	280,008	4,047
Advertisement service commitment	3,663,247	3,663,247
TOTAL	$26,944,211	$9,072,978	$17,867,186	$4,047	$--	$	-- -	$--

On December 31, 2012, we had $2,737,235 in cash compared to $3,682,743 on June 30, 2012. The Company’s net working capital deficit was reduced to $1,409,215 on December 31, 2012 compared to $9,112,842 on June 30, 2012. The decrease was mainly due tothe Company’s ability to borrow $10,294,192 from Beijing International Trust Co. as long-term debt and pay down $7,126,749in short-term debt obligation with the funds.

Presently, the Company does not anticipate large capital expenditures in the next 12 months nor any significant increase in expenses other than the fees related to the Company’s new advertising campaign and R&D expenses.  During the three months ended December 31, 2012, the Company signed four master advertising agreements, cancellable if both parties agree, with television networks totaling $3.66 million to advertise from January 2013 through December 2013. Pursuant to the master agreements, the Company will prepay a monthly advertising fee at the beginning of the month and the Company can adjust total advertising spending during the contract period based on advertising results. The Company has shifted our operational strategy by ramping up our sales force in preparation for the launch of new products in 2013 and in order to increase sales of our current products.  The Company believes the increase in revenue will partially offset the increase in selling expenses in the short-term and provide positive cash flows later during calendar year 2013.  The Company plans to continue to improve its efficiencies and hopes to operate at much lower cash burn rate in the both the short-term and long-term future.  The Company anticipates that its current cash position, increased revenues and reduced operating expenses will be sufficient to support the Company's operations for the next 12 month period.

Meanwhile, the Company may also seek financing to fund expansion of our operations, extend our reach to broader markets, or to acquire additional entities.  We may rely on additional bank borrowing as well as capital raises.  We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which may result in significant dilution to our current investors.  Other options considered include issuance of convertible debt, a new bridge loan, and arrangement to out-license intellectual property.  We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012.  The term “Disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. That evaluation revealed the following material weakness in our internal control over financial reporting: the Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting causing a material weakness in internal controls, Based on the results of these self-assessments, our principal executive officer and principal financial officer concluded that Aoxing Pharma’s system of disclosure controls and procedures was not effective as of December 31, 2012 for the purposes described in this paragraph.

To remediate the weakness, the Company plans to continue to train our internal accountants in US GAAP and SEC reporting and has engaged a third party accounting consultant. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted by the PRC, management has determined they require additional training for US GAAP and SEC reporting. We plan for the above to be remediated, which we hope will provide for much greater credibility and consistency in the financial statements.

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

The Company did not make any unregistered sales of equity securities during the second quarter of fiscal year 2013

(c)	Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2013.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

AOXING PHARMACEUTICAL COMPANY, INC.

Date: February 14, 2013	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2013	By: /s/ Guoan Zhang
Guoan Zhang, Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

*       *       *       *       *