Form 10-Q
period 2013-03-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2013-05-15
CIK 1060426

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-32674

AOXING PHARMACEUTICAL COMPANY, INC. (Name of Registrant in its Charter)

Florida	65-0636168
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

444 Washington Blvd., Suite 3338, Jersey City, NJ 07310
(Address of Principal Executive Offices)

Issuer's Telephone Number: (646) 367-1747

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 15, 2013
Common Voting Stock: 49,814,822

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2013

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,793,936	$3,682,743
Accounts receivable, net of allowance for doubtful accounts of $629,698 and $575,223, respectively	2,689,830	2,804,163
Inventories, net	2,232,831	1,805,420
Prepaid expenses and other current assets	2,431,575	1,229,490
TOTAL CURRENT ASSETS	10,148,172	9,521,816

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	26,744,999	26,960,191
Goodwill	6,950,458	6,908,556
Other intangible assets. Net	613,194	1,298,925
Investment in joint venture	321,531	400,233
TOTAL LONG-TERM ASSETS	34,630,182	35,567,905
TOTAL ASSETS	$44,778,354	$45,089,721

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$3,263,500	$3,243,825
Accounts payable	2,436,104	2,760,425
Loan payable – bank	5,157,922	8,702,945
Current portion of loan payable - related parties	5,793	213,733
Current portion of loan payable – other	-	114,562
Accrued expenses and other current liabilities	3,368,678	3,599,168
TOTAL CURRENT LIABILITIES	14,231,997	18,634,658

LONG-TERM LIABILITIES:
Loan payable - related parties	3,602,840	3,499,768
Loan payable – others	1,625,782	1,690,270
Long-term bank loans	9,965,614	-
TOTAL LONG-TERM LIABILITIES	15,194,236	5,190,038

Common stock, par value $0.001, 100,000,000 shares authorized, 49,814,822 and 49,615,013 shares issued and outstanding on March 31, 2013 and June 30, 2012	49,815	49,615
Additional paid in capital	58,293,606	58,002,239
Accumulated deficit	(44,849,413)	(38,829,768)
Accumulated other comprehensive income	2,761,901	2,658,299
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	16,255,909	21,880,385

NONCONTROLLING INTEREST IN SUBSIDIARIES	(903,788)	(615,360)
TOTAL EQUITY	15,352,121	21,265,025

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$44,778,354	$45,089,721

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2013	2012	2013	2012

SALES	$1,885,133	$1,807,284	$7,804,664	$5,461,685
COST OF SALES	708,395	796,681	3,064,377	2,302,576
GROSS PROFIT	1,176,738	1,010,603	4,740,287	3,159,109

OPERATING EXPENSES:
Research and development expense	186,972	103,237	1,406,631	364,177
General and administrative expenses	491,086	699,678	1,857,924	2,210,489
Selling expenses	2,662,948	496,192	4,977,821	1,226,016
Depreciation and amortization	136,098	148,448	448,535	442,197
Impairment of intangible assets	-	-	614,648	-
TOTAL OPERATING EXPENSES	3,477,104	1,447,555	9,305,559	4,242,879
LOSS FROM OPERATIONS	(2,300,366)	(436,952)	(4,565,272)	(1,083,770)
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(790,089)	(507,758)	(2,057,883)	(1,345,302)
Change in fair value of warrant and derivative liabilities	-	-	-	1,161
Equity in loss of joint venture, net	(29,353)	(27,527)	(80,829)	(106,457)
Subsidy income	390,458	351,185	390,458	663,675
TOTAL OTHER EXPENSE	(428,984)	(184,100)	(1,748,254)	(786,923)
LOSS BEFORE INCOME TAXES	(2,729,350)	(621,052)	(6,313,526)	(1,870,693)
Income tax expense (credit)	-	-	-	-
NET LOSS	(2,729,350)	(621,052)	(6,313,526)	(1,870,693)

Net loss attributable to non-controlling interest in subsidiaries	(133,689)	(15,560)	(293,880)	(45,381)
NET LOSS ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	(2,595,661)	(605,492)	(6,019,645)	(1,825,312)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	45,306	238,131	109,056	792,496

COMPREHENSIVE LOSS	(2,550,355)	(367,361)	(5,910,589)	(1,032,816)
Other comprehensive income attributable to non-controlling interest	2,265	11,907	5,453	39,625

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(2,552,620)	$(379,268)	$(5,916,042)	$(1,072,441)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.01)	$(0.12)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,814,822	49,433,638	49,728,178	49,290,772

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	March 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(6,019,645)	$(1,825,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	841,540	887,166
Bad debts	50,798	18,949
Common stock issued for services	291,567	489,059
Change in fair value of warrants and derivative liability	-	(1,161)
Equity in loss of joint venture, net	80,829	106,457
Net loss attributable to non-controlling interests	(293,880)	(45,381)
Inventory markdown	(21,518)	11,155
Impairment charge on intangible assets	614,648	-
Changes in operating assets and liabilities:
Accounts receivable	80,058	(643,460)
Inventories	(393,404)	(86,294)
Prepaid expenses and other current assets	(1,190,140)	(573,463)
Accounts payable	(339,802)	(179,633)
Accrued expenses and other current liabilities	(250,302)	298,305
NET CASH USED IN OPERATING ACTIVITIES	(6,549,251)	(1,543,613)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(387,827)	(195,472)

NET CASH USED IN INVESTING ACTIVITIES	(387,827)	(195,472)

FINANCING ACTIVITIES:
Proceeds from bank loans	10,309,442	-
Payment of bank loans	(3,965,170)	-
Short-term borrowings, net of repayment	-	2,981,047
Payment of other borrowings	(189,296)	(45,029)
Repayment of loans to related party	(126,885)	(72,283)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,028,091	2,863,735

EFFECT OF EXCHANGE RATE ON CASH	20,180	7,329

(DECREASE) INCREASE IN CASH	(888,807)	1,131,979
CASH – BEGINNING OF PERIOD	3,682,743	2,770,744
CASH – END OF PERIOD	$2,793,936	$3,902,723

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,926,360	$1,600,040
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

2                      BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Aoxing Pharmaceutical Co., Inc. (“the Company” or “AoxingPharma”) is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products.

As of March 31, 2013, the Company had one operating subsidiary: HebeiAoxing Pharmaceutical Co., Inc. (“Hebei”), which is organized under the laws of the People’s Republic of China (“PRC”). As of March 31, 2013, the Company owned 95% of the issued and outstanding common stock of Hebei.

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Going Concern

Throughout its history, the Company has managed to operate the business with negative net working capital. The Company’s negative working capital is primarily due to substantial short-term loans from banks. Annually, however, the banks have renewed or replaced the loans, allowing the Company to sustain its business despite negative working capital.  In addition, the Company has been able to operate with a negative net working capital because of local governmental subsidies and loans from unrelated and related parties. During the nine months ended March 31, 2013, the Company was able to obtain long-term bank loans from Beijing International Trust Co., Ltd and use these funds to repay short-term notes. The long-term loans carry higher interest rates, but have terms of two years, providing the Company with more financial flexibility.

Considering revenue for the periods ended March 31, 2013 was higher than the same periods a year ago and the Company was on target to meet its 2013 financial forecasts, the Company believes operating cash flows will turn positive in the near-term from its new marketing campaign and increased sales force.  The increased market demand for its main product in the near term and sales from several new products that the Company is currently advertising will be sufficient to partially offset the increased selling expenses and generate substantial positive operating cash flows. The Company also believes that it will have continued support from related parties, and will have the ability to continue to roll over short-term debt.  All of these factors, together, provide adequate resources to fund ongoing operations for the next twelve months.  However, if the Company’s short-term cash flows decrease significantly and the Company is unable to pay its short-term liabilities, the Company’s business, financial condition and results of operations could be materially affected.

We have incurred recurring operating losses and had an accumulated deficit of $44.8 million as of March 31, 2013. We had negative working capital of $4.1 million as of March 31, 2013. Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern. Despite negative operating cash flow positions, the Company expects to see positive impact of advertising to sales starting next quarter. Our management anticipates generating sufficient cash flows to fund our operations for the next twelve months by increasing revenues and profit margins of our core product sales and continued support from our lenders to rollover debt when it becomes due. If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to attain our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Investment in Joint Venture (“JV”)

On April 26, 2010, AoxingPharma and Johnson Matthey Plc (‘JM”) entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients for narcotics and neurological drugs for the China market. The JV represents a significant opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China. Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the JV. Hebei will contribute capital, fixed assets and related active pharmaceutical ingredients manufacturing licenses. The JVcompany is called HebeiAoxing API Pharmaceutical Company, Ltd. (“API”). HebeiAoxing has a 51% stake in API, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of JM) holds 49%. Each company has equal representation on the board of directors that will oversee a management team responsible for corporate strategies and operations. The JV is located on the Hebei campus in Xinle City, 200 kilometers southwest of Beijing. On March 10, 2010, the JV obtained a business license from the City Industry & Commercial Administrative Bureau. The Company accounts for its investment in the JV under the equity method of accounting.

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Goodwill and intangible assets

Goodwill was the result of the acquisition of LRT and 35% of HebeiAoxing in 2008. Goodwill represents the cost of the acquired business in excess of the fair value of identifiable tangible and intangible net assets purchased.

Intangible assets include drug permits and licenses and land use rights and are recorded at cost less accumulated amortization and any recognized impairment loss. The drug permits are amortized over its estimated useful life of 15 years on a straight-line basis.

In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company performs an intangible asset impairment test for its definite-lived intangibles whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  During the quarter ended December 31, 2012, it was determined some drug permits and licenses will not provide future benefits to the Company. Accordingly, an impairment provision of $614,648 was provided by the Company.

The Company evaluates the valuation of its goodwill according to the provisions of ASC 350 to determine if the current value of goodwill has been impaired. The acquisition of LRT has been completely integrated into the HebeiAoxing reporting unit. Goodwill for the HebeiAoxing reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Considering the Company’s revenue for the three months and nine months ended March 31, 2013 exceeded those periods a year ago and the Company expects to meet its 2013 forecasts, the Company believes that there were no impairment indicator existed during the periods ended March 31, 2013. The Company will perform the required annual goodwill impairment test during the fourth quarter of each fiscal year.

Amortization expense for the nine months ended March 31, 2013 and 2012 were $195,392 and $208,055 respectively.

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
March 31, 2013
(Unaudited)

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

As of March 31, 2013, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term borrowings, bank loans, loans payable, related party notes payable and unrelated party notes payable are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of March 31, 2013.

The Company does not have any level 3 financial instruments. The Company uses the discounted cash flow approach when determining fair values of its non-recurring fair value measurements when required. We determine the fair value of our goodwill for purposes of comparing to the carrying value on at least an annual basis. Our goodwill would be adjusted to fair value if it is deemed to be impaired.  Certain unobservable units for these assets are offered quotes, lack of marketability, long-term revenue growth rates and discounts rates. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. In general, a change in the long-term growth rate of our HebeiAoxing business unit could negatively affect the fair value of our goodwill.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. The adoption of ASU 2013-01 is not expected to have material impact on the Company’s consolidated financial statements.

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. Early adoption is permitted. The Company does not expect that the adoption of ASU 2013-02 will have a material impact on its consolidated financial statements.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

 3       INVENTORIES, NET

Inventories consist of the following:

	March 31,	June 30,
	2013	2012

Work in process	$884,686	$709,679
Raw materials	504,403	495,980
Finished goods	843,742	599,761
	$2,232,831	$1,805,420

The provisions for obsolete inventory as of March 31, 2013 and June 30, 2012 were$14,701 and $36,080, respectively.

4           EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company account for its investment in API (see Note 2) under the equity method of accounting.

Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

	For Nine Months	For the Year
	Ended	Ended
	March 31, 2013	June 30, 2012
Current assets	$16,487	$8,808
Noncurrent assets	849,351	870,124
Current liabilities	$293,111	$151,541
Noncurrent liabilities	-	-
Equity	$572,726	$727,391
Revenue	-	-
General and administrative expenses	$158,488	$259,432
Net loss	$(158,488)	$(259,432)

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

5               ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	March 31,	June 30,
	2013	2012
Accrued salaries and benefits	$710,494	$713,918
Accrued interest	695,085	556,155
Accrued taxes	256,542	211,339
Deposit payable	780,417	397,706
Due to employee	45,824	45,548
Prepayment from customers	282,348	322,606
Other accounts payable	262,109	585,302
Other accrued expenses and current liabilities	335,860	766,594
	$3,368,678	$3,599,168

 6            LOAN PAYABLE - BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	March 31,	June 30,
	2013	2012
Bank Note in the amount of 30 million RMB with Bank of Communications bearing an annual floating rate of 7.872%, set to be 20% higher than the interest rate of the People’s Bank of China rate, initially made on April 29, 2011, renewed on April 18, 2012 for one year maturing on April 18, 2013	$4,775,854	$4,747,061

Bank Note with Beijing International Trust Co., Ltd bearing an annual interest of 18%, 1.2 million RMB maturing on July 20, 2013 and 1.2 million RMB maturing on December 20, 2013	382,068	-

Bank Note in the amount of 25 million RMB with China CITIC Bank bearing an annual floating rate of 8.528%, set to be 30% higher than the interest rate of the People’s Bank of China rate, originally to mature on April 13, 2013. The loan was repaid on September 6, 2012.	-	3,955,884
	$5,157,922	$8,702,945

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

7              LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 15.88% per annum as of March 31, 2013 and June 30, 2012. Loans will mature as follows:

	March 31,	June 30,
	2013	2012
Within one year	5,793	$213,733
1 – 2 years	3,602,840	3,286,823
2 – 3 years		212,945
Total	3,608,633	3,713,501
Less current portion	(5,793)	(213,733)
	3,602,840	$3,499,768

8              LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 17.88% per annum as of March 31, 2013 and June 30, 2012. Loans will mature as following:

	March 31,	June 30,
	2013	2012
Within one year		$114,562
1 – 2 years	1,625,782	-
2 – 3 years		1,690,270
Total	1,625,782	1,804,832
Less current portion		(114,562)
	1,625,782	$1,690,270

 9             LONG TERM BANK LOAN

During the three months ended September 30, 2012, the Company entered into a loan agreement with Beijing International Trust Co., Ltd and obtained a loan of 45 million RMB (approximately $7.1 million) with a term of two years. This loan requires interest only payments every quarter on the 20th of March, June, September and December. This loan bears an 18.0% interest per annum.  The loan matures on September 23, 2014 and the Company must repay 15%, 15% and 50% of the original loan balance 20 days, 10 days and 5 days, respectively, before the maturity date. The loan also requires two initial repayments of 1.2 million RMB each on July 20, 2013 and December 20, 2013; this portion of the loan is classified as short term bank loan in Note 6.

During the three months ended March 31, 2013, the Company obtained an additional loan of 20 million RMB (approximately $3.2 million) with a 16.5% interest per annum that will mature on September 21, 2014. Both loans interest payments are due quarterly on the 21thof March, June, September and December.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

10            ISSUANCE OF COMMON STOCK

There was no issuance of common stock during the three months ended March 31, 2013. The Company recorded $4,050 in expenses related to amortization of deferred stock compensation.

11            TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	For nine months ended March 31,
	2013	2012
Tax at U.S. Statutory rate	$(1,254,462)	$(654,743)
Tax rate difference between China and U.S.	(358,609)	518,622
Change in Valuation Allowance	1,613,071	136,121
Effective tax rate	$-	$-

The provisions of income taxes (credit) are summarized as follows:

	For nine months ended March 31,
	2013	2012
Current	$-	$-
Deferred - U.S.	(152,571)	(337,075)
Deferred - China	(1,460,500)	200,954
Valuation allowance - U.S.	152,571	337,075
Valuation allowance - China.	1,460,500	(200,954)
Total	$-	$-

The deferred tax assets are substantially related to loss carry forwards for the past 5 years under Chinese tax law. The Company determined a full valuation allowance was necessary as of March 31, 2013 and June 30, 2012.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

12              CONCENTRATIONS

Sales to three major customers accounted for 49%,25% and 10% of total sales for the three months ended March 31, 2013.  Sales to three major customers were 28%, 11% and10% of total sales for the three months ended March 31, 2012.  As of March 31, 2013, two major customers accounted for 13%and 4% of Company’s accounts receivable balance. As of March 31, 2012, two major customers accounted for 20% and 9% of Company’s accounts receivable balance.

Sales of two major products represented approximately 91% and 3% of total sales for the three months ended March 31, 2013. Sales of two major products represented approximately 86% and 4% of total sales for the three months ended March 31, 2012.

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

Outline of Our Business

Aoxing Pharmaceutical Company, Inc. (the “Company” or “AoxingPharma”) is a Florida incorporated specialty pharmaceutical company with its main operations in China, specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products. We operate our business through our subsidiary, HebeiAoxing.  Our product line is comprised of prescription and over-the-counter pharmaceutical products.  Our pharmaceutical products have been approved by the Chinese State Food and Drug Administration, or SFDA, based on demonstrated safety and efficacy. We sell our products primarily to hospitals, clinics, pharmacies and retail in most of the provinces of China, including rural areas and major cities.

Currently, the pharmaceutical market in China is highly fragmented. We believe there are over 3,000 small enterprises currently engaged in the development, manufacture and sale of pharmaceutical products, and we expect significant consolidation of pharmaceutical business, products and technologies in China in near future.  However, based on recent statistics provided by the China SFDA, there are only 13 pharmaceutical companies designated by the China SFDA as narcotic drug producers in China, and we are one of them.

Since its inception in 2002, HebeiAoxing has been focusing on research, development, manufacturing and distribution of a variety of narcotics and pain management pharmaceutical products in China.  Its facility is dedicated to conducting the narcotic drug business with GMP manufacturing capability for drugs in tablet, capsule, injectable, oral solution and granulated formulations.  Over the years, the company has developed a compelling pipeline in narcotics and pain management drugs, including Naloxone, Oxycodone, Tilidine, Codeine Phosphate, Pholcodine, and Buprenorphine.

On April 16, 2008, HebeiAoxing completed the acquisition of 100% of the registered capital of LRT.  LRT is engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China. All the LRT’s businesses and operations had been fully integrated into HebeiAoxing by the end of 2010.

In April 2010 AoxingPharma and Johnson Matthey Plc entered into an agreement to establish a joint venture (“JV”) through affiliated companies focused on research, development, manufacturing and marketing of active pharmaceutical ingredients (“API”) for narcotics and neurological drugs for the Chinese market. The JV represents a significant opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China. The JV is in the process of applying for GMP Certification from SFDA before it could commence any operations.

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

Results of Operations

Revenues for the three and nine months ended March 31, 2013 were $1,885,133 and $7,804,664, respectively, representing a 4% and a 43% increase, respectively, over the revenues realized in the comparable periods of fiscal year 2012.  In both cases, the increase in revenue was mainly attributable to the increase in sales of our main product, Zhongtongan, which increased by 51% during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. Sales of Zhongtongan were aided by our decision to expand our sales reach from the original pediatric and stomatological divisions to cover a new market in the gynecology and orthopaedics divisions in the hospitals.  To support this new direction in sales, during the second quarter of fiscal 2013 we rebuilt the Company’s sales force, adding 90 more sales personnel, expanded our marketing by holding medical conferences to promote our products, and implemented an advertising campaign, all of which led to a sharp increase in sales during the nine months ended March 31, 2013.

Gross profit was $1,176,738 during the three months ended March 31, 2013 and $4,740,287 during the nine months then ended, in each case representing a gross margin of 61%.  Our third quarter gross margin was 6% higher than that recorded in the third quarter of fiscal 2012, as our selling price increased and the cost of raw materials has been stable.  Our gross margin for the first nine months of fiscal 2013 surpassed the 58% gross margin realized in the first nine months of fiscal 2012.  This improvement was primarily the result of our strategic decision to refocus the efforts of our sales staff away from the lower margin products, such as Shuanghuanglian, and focus our efforts on the sales of our higher margin core product, Zhongtongan. The improvement in gross margin was also due to a modest pricing increase for Zhongtongan and enhancements to our manufacturing efficiency.

General and administrative (“G&A”) expenses of $490,177 for the three months ended March 31, 2013 were 30% lower than the G&A expenses incurred during the same period a year earlier, and the $1,875,924 in G&A expenses incurred during the nine months ended March 31, 2013 were 16% lower than G&A expenses incurred in the first nine months of fiscal 2012. This improvement was due to the effective cost management and control procedures implemented during the period.

The completion of a $10.3 million financing during the nine months ended March 31,  2013 allowed us to make some crucial investments in the future of our business.  Our operating expenses, therefore, were swelled during the two most recent quarters of fiscal 2013 by two categories of targeted investment:

•
Research and development (“R&D”) expenses were $186,972 during the three months ended March 31, 2013 and $1,406,631 during the nine month period then ended, in both cases representing a significant increase over R&D expense in fiscal 2012.  In the second quarter, a sharp increase in R&D expense occurred as we used the proceeds of our recent refinancing to make payments to third parties for the continuing development of our R&D projects, in particular Buprenorphine Sublingual Tablet, Compound of Tilidine Capsule, Terazosin Hydrochloride Film and Nimodipine Injection. The Company started to bring down its R&D expenses to a lower level during the third quarter of fiscal 2013.

•
Selling expenses in the amount of $2,662,948 incurred during the three months ended March 31, 2013 and $4,977,821 during the nine months then ended were, in both cases, several fold higher than the selling expenses incurred during fiscal 2012.  The increase in selling expenses was attributable to the addition of 90 sales personnel mentioned above, increases in travel expenses of $0.5 million and the expenses of the expanded advertising and marketing campaign.  We expect selling expenses to remain at the current high level throughout calendar year 2013. During the three months ended December 31, 2012, the Company signed four advertising contracts totaling approximately $3.66 million with four different television stations.  The period of advertisements is from January 2013 to December 2013. These advertisements are for the new over-the-counter products, XiaoPiLing, and will be performed evenly over the service period.  The Company will expense and make payments equally over calendar year 2013 for all four contracts after the first payment, which has payment adjusted to be 10% greater than other payments.

An additional operating expense was incurred during the second quarter of fiscal 2013 when we determined that a number of the drug permits and licenses that we had capitalized were no longer likely to be useful to us.  We recorded an impairment expense of $614,648 to remove these intangible assets from our balance sheet.  As a result of this unplanned expense and the strategic expenses described above, we recorded losses from operations of $2,300,366 and $4,565,272 for the three and nine month periods ended March 31, 2013, compared with losses from operations of $436,953 and $1,083,770 during the same periods a year earlier.

To our loss from operations we added two other elements of expense:

•
Net interest expense of $790,099 for the three months ended March 31, 2013 and $2,057,893 during the nine months then ended represented increases of 56% and 53%, respectively, from net interest expense during the comparable periods of fiscal 2012.   The Company’s outstanding short and long term debt increased by $6,156,347 comparing June 30, 2012 to March 31, 2013, causing the increase in net interest expense.

•
Equity in loss of JV was $29,353 for the three months ended March 31, 2013 and $80,829 for the nine months then ended, increasing by 6% from the comparable prior three months period and decreasing by 24% from the comparable prior nine months periods.  The losses related to the joint venture with Johnson MatheyPlc will continue at least until the joint venture commences operations.

            The Company realized net losses of $2,729,350 for the three months ended March 31, 2013 and $6,313,526 for the nine months ended March 31, 2013. However, because the Company owns only 95% of HebeiAoxing, 5% of the Company’s losses were attributed to the non-controlling interest.  Therefore the net loss attributable to the shareholders of AoxingPharma for the three months ended March 31, 2013 was $ 2,595,661 and $6,019,645 for the nine months ended March 31, 2013.  In comparison, during the three and nine months ended March 31, 2012, the net loss attributable to the Company’s shareholders was $605,493 and $1,825,312, respectively, after deducting the 5% non-controlling interest in HebeiAoxing.

Liquidity and Capital Resources

Operations during the nine months ended March 31, 2013 used $6,549,251 in cash, as compared to $1,543,613 used for operations during the nine months ended March 31, 2012. The primary reasons for the increased use of cash during the period is the substantial increase in net loss from increased R&D and selling expenses during the period, an increase in prepaid expenses and a decrease in accrued expenses and other current liabilities, all of which resulted in more cash use during the nine months ended March 31, 2013.

Investing activities used $387,827 in cash during the nine months ended March 31, 2013. During the nine months ended March 31, 2012 investing activities used $195,472 in cash. The increase in property and equipment expenditures during the nine months ended March 31, 2013 was mainly due to the remodeling of our facilities to achieve GMP certification.

During the nine months ended March 31, 2013, the Company entered into a financing agreement and borrowed a total of $10,309,442 from Beijing International Trust Co., Ltd with a term of two years. The proceeds were used to repay the outstanding loan from China CITIC Bank of $3,965,170 on September 6, 2012 and Shijiazhuang Construction Investment Group Co. Ltd of $3,167,444 on December 4, 2012. The Company’s net cash from financing activities was increased by $6,028,091 after the financing.

As a result of the debt refinancing, our debt service obligations on March 31, 2013 were:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years
Short-term Borrowing	$3,263,500	$3,263,500	$-	$-	$-	$-	$-
Interest Commitment - Short Term Borrowing	477,585	477,585
Banks	15,123,535	5,157,922	9,965,614
Interest Commitment - Banks	2,158,686	412,634	1,746,052
Affiliates	3,608,633	5,793	3,602,840	0
Interest Commitment - Affiliates	572,102	0	572,102
Others	1,625,782	0	1,625,782	0
Interest Commitment - Others	290,730	0	290,730	0
TOTAL	$27,120,554	$9,317,433	$17,803,120	$0	$-	$-	$-

On March 31, 2013, we had $2,793,936 in cash compared to $3,682,743 on June 30, 2012. The Company’s net working capital deficit was reduced to $4,083,825 on March 31, 2013, compared to $9,112,842 on June 30, 2012. The decrease was mainly due tothe Company’s ability to borrow long-term debt and pay down short-term debt obligation with the funds.

Presently, the Company does not anticipate large capital expenditure projects in the next 12 months except for the fees related to the Company’s new advertising campaign and R&D expenses.  During the quarter ended December 31, 2012, the Company signed four cancellable master advertising agreements with television networks totaling $3.66 million to advertise its new over-the counter product, XiaoPiLing, from January 2013 through December 2013. Pursuant to the master agreements, the Company will prepay monthly advertising fee at the beginning of the month and the Company can adjust total advertising spending during the contract period based on advertising results. The Company has shifted our operational strategy by ramping up our sales force in preparation of new products launch in 2013 and the increase sales of our current products. As a result of advertising, the Company expects sales to increase gradually,  starting next quarter. The Company believes the increase in revenue will partially offset the increase in selling expenses in the short-term and provide positive cash flows later during calendar year 2013.

The Company plans to continue to improve and operate at much lower cash burn rate in the short-term.  The Company anticipates that its current cash position, increased revenues and reduced operating expenses will be sufficient to support the Company's operations for the next 12 month period. Meanwhile, the Company may also seek financing to fund expansion of our operations, extend our reach to broader markets, or to acquire additional entities.  We may rely on additional bank borrowing as well as capital raises.  We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We may raise such additional capital through the issuance of our equity securities, which may result in significant dilution to our current investors.  Other options considered include issuance of convertible debt, a new bridge loan, and arrangement to out-license intellectual property.  We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013.  The term “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. That evaluation revealed the following material weakness in our internal control over financial reporting: the accounting staff of the Company is relatively inexperienced in dealing with certain complexities within US GAAP and SEC reporting, causing a material weakness in internal controls, Based on the results of these self-assessments, our principal executive officer and principal financial officer concluded that Aoxing Pharmaceutical’s system of disclosure controls and procedures was not effective as of March 31, 2013 for the purposes described in this paragraph.

To remediate the weakness, the Company plans to continue to train our internal accountants in US GAAP and SEC reporting and has engaged a 3rd party consultant. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted by the PRC, management has determined they require additional training for US GAAP and SEC reporting. We plan for the above to be remediated, which we hope will provide for much greater credibility and consistency in the financial statements.

Changes in Internal Control over Financial Reporting.

There was no change in internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect Aoxing Pharmaceutical’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2. Unregistered Sale of Securities and Use of Proceeds

(a)	Unregistered sales of equity securities

The Company did not make any unregistered sales of equity securities during the third quarter at fiscal year 2013

(c)	Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2013.

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: May 15, 2013	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By: /s/ Guoan Zhang
Guoan Zhang, Acting Chief Financial Officer
(Principal Accounting and Financial Officer)