Form 10-K
period 2013-06-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2013-10-15
CIK 1060426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of December 31, 2012, the last business day of the second fiscal quarter, was $5,349,154.

As of October 15, 2013 the number of shares outstanding of the Registrant’s common stock was 49,814,822 with $.001 par value.

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

Our fiscal year ends on June 30, and any references herein to “Fiscal 2013” mean the year ended June 30, 2013, and references to other “Fiscal” years mean the year ending June 30 of the year indicated.

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

On April 16, 2008, Hebei Aoxing completed the acquisition of 100% of the registered capital of  Shijiazhuang Lerentang Pharmaceutical Company Limited (“LRT”).   LRT was engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China.  In exchange for transfer of ownership of LRT to Hebei Aoxing, the Company paid to the shareholders of LRT 80 million RMB and related expenses (approximately $12.4 million in total) and issued 4 million shares of common stock. Subsequently the Company undertook the integration of LRT’s business and operations into Hebei Aoxing, which resulted in a requirement that our manufacturing facilities be relicensed by the government. .  In April 2011, the combined Hebei Aoxing and LRT manufacturing facility received GMP certification from the Chinese State Food and Drug Administration (SFDA) for its pre-treatment, extraction, tincture, and pill workshops.  The certification marked the completion of the integration of LRT into Hebei Aoxing.

On April 14, 2010, Aoxing Pharma’s common stock began trading on the NYSE Amex, a subsidiary of NYSE Euronext, under the ticker symbol "AXN." In anticipation of the listing, on March 29, 2010  the Company changed the name of the corporation to "Aoxing Pharmaceutical Company, Inc.," to better reflect its global brand extension, and  effected a one-for-two reverse split of its common stock.

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei Aoxing will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. Hebei Aoxing has a 51% stake in the joint venture, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each joint venturer has equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The new joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment is projected to be approximately $15 million during the first five years. Approximately $1 million of capital resources had been invested in the joint venture as of June 30, 2013.

Pharmaceutical Market in China

The market for pharmaceutical products in China has been growing dramatically during the past decade.  The growth in the Chinese pharmaceutical market is driven by several factors including improving standards of living and an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System and the increase in government spending on public health care.  Nevertheless, the pharmaceutical market in China is highly fragmented. We believe there are over 3,000 small enterprises currently engaged in the development, manufacture and sale of pharmaceutical products, and we expect significant consolidation of pharmaceutical business, products and technologies in China in near future.  However, based on recent statistics provided by the China SFDA, there are only 13 pharmaceutical companies designated by the China SFDA as narcotic drug producers in China, and we are one of them.

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

Opioid drugs have been associated with illicit drug abuse and drug related crime since the onset of their medical use. The United Nations and its member States coordinate responses to this problem through international drug control conventions.  Over 95 per cent of the Member States of the United Nations are now parties to the international drug control conventions, or the “Single Convention on Narcotic Drugs, 1961,” organized by International Narcotics Control Board (“INCB”). The conventions contain the basic legal structure, obligations, tools and guidance that are needed for all States to achieve the main aims of the international drug control system: controlled universal availability of narcotic drugs and psychotropic substances for medical and scientific purposes only; prevention of drug abuse, drug trafficking and other forms of drug-related crime; and the undertaking of effective remedial action when prevention does not fully succeed. As such, the conventions constitute the world’s agreed proportionate response to the global problems of illicit drug abuse and trafficking and the world’s agreed legal framework for international drug control.  .

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

Zhongtongan:  It is a capsule of herbal extraction manufactured under modern GMP standard for the indication of oral and dental pain. We expanded its use to include gynecological and orthopedic application in 2011.  It is currently our main product and accounted for more than 90% of our total sales in 2013.

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

Research and Development

We have an in-house state-of-art facility which allows our multi-discipline team to conduct pharmaceutical research and development.  Our research and development (“R&D”) team consists of chemists, biologists, pharmacologists and other technical experts.  The team works on multiple projects, ranging from early stage discovery to advanced clinical studies.  Our team is capable of performing chemical synthesis, analytic analysis, pharmacology, toxicology as well as other technical tasks related to pharmaceutical industry.  During our fiscal year 2013, we invested $1,480,217 in R&D efforts.  Our R&D expenditures during fiscal 2012 and 2011 were $577,951 and 929,598, respectively.  In addition, we rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

 The five principal product lines under development by our R&D staff (and the progress of development) are described below:

Tilidine Tablets (under clinical development).:  Tilidine hydrochloride is an orally-absorbed synthetic narcotic analgesic.  Tilidine hydrochloride is used in 50mg or 100mg dosage strength for relief of acute, moderate to severe pain, and chronic cancer-related pain. It is mainly used in European countries, including Germany, Belgium, Ireland, Italy, Switzerland, and etc. It is not available in China at the moment.

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

In June 2009 the Company completed the registration trial with Codeine Phosphate. This registration trial is a randomized, multi-center, double-blind, positive-controlled study designed to evaluate the efficacy of compound oral solution of codeine phosphate in 215 patient subjects with acute moderate to severe cough.  We have submitted the trial results and they are now under review by the China SFDA.

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

Based on Chinese government data, drug abuse and addiction has become a serious social problem and the situation has been getting worse over the last two decades.  As of November 2011 there were 1.79 million registered drug addicts in China, which is 50% more than in 2010. Up to May 2013, registered drug addicts in China increased to 2.22 million. However, the real population of drug addicts is estimated to be about 10 times of the registered number in the country.  The Chinese government has taken comprehensive measures to address this problem, including centralized compulsory treatment camp, community clinics, psychological consulting and pharmacological therapies.  In 2009 approximately 200,000 individuals received compulsory drug addiction treatment at over 80 centralized treatment centers and other centers managed by the Chinese government.   The direct cost of illegal heroin purchase in China was estimated at $6 billion, and the overall cost in connection with illegal drug purchase in China was estimated at $74 billion in 2011.

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

Employees

The Company currently has approximately 589 employees. There are 64 employees in administrative and management, 13 employees in the R&D, 23 employees in quality assurance and quality control, 139 employees in production, and 350 employees in sales and marketing. The Company continues to add people in direct sales and marketing in order to provide additional sales force for new products launch and existing products.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a $14.2 million loss from operations during the year ended June 30, 2013.  Our operations in the year ended June 30, 2013 resulted in a net use of cash of $8.3 million.  At June 30, 2013 we had a $9.8 million working capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  That doubt is expressed in the audit report of our independent auditor for the year ended June 30, 2013.  If our Company is unable to continue as a going concern, investors in the Company will incur a loss.

Our sales revenue remains small and mainly derived from a few products.  A disruption in, or a compromise of, our manufacturing or sales operations, or distribution channels related to any of these products could materially and adversely affect our financial condition and results of operations.

We only reached a modest level of sales for the year ended June 30, 2013, mainly derived from a few products approved by the China SFDA.  We expect these products will continue to account for a majority of our sales in the next one or two years until our new products are approved, launched and become accepted by the market. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

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

We do not have product liability insurance and we could be exposed to substantial liability.

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

The Chinese government does not permit our auditor, or any other independent registered public accounting firm operating in China, to be inspected by the Public Company Accounting Oversight Board, so investors will be deprived of the benefits of such inspection.

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditor is located in China, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by PCAOB. Inspections of other firms that PCAOB has conducted outside of China have, at times, identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of PCAOB to conduct inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. As a result, investors will be deprived of the benefits of PCAOB inspections.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of internal controls over financial reporting.   During our annual assessment, we identified a material weakness in our internal controls, specifically related to our staff’s lack of expertise with respect to generally accepted accounting standards of the United States of America (“US GAAP”).

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

As of June 30, 2013, American Oriental Bioengineering, Inc. (“AOB”) owned approximately 33.7% of our outstanding common stock. As a result, AOB can exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions. AOB’s ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Negative publicity may adversely affect our share price.

 Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like Aoxing Pharma that have completed reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in some cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations.

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

Item 4.    Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed for trading on the NYSE Amex under the symbol “AXN” . Set forth below are the high and low close prices for each quarter in our past two fiscal years.

Quarter Ending	High	Low

September 30, 2011	$1.22	$0.25
December 31, 2011	$0.62	$0.25
March 31, 2012	$0.60	$0.33
June 30, 2012	$0.49	$0.19

September 30, 2012	$0.50	$0.22
December 31, 2012	$0.36	$0.18
March 31, 2013	$0.41	$0.19
June 30, 2013	$0.27	$0.19

Holders

Our shareholders list contained the names of 463 registered stockholders of record of the Company’s common stock as of September 24, 2013.

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

Issuer Purchases of Equity Securities

The Company did not make any stock repurchases during the last quarter of fiscal 2013.

Recent Sales of Unregistered Securities

The Company did not complete any unregistered sale of equity securities during the quarter ended June 30, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.	132,000	$2.00	1,868,000	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	132,000	$2.00	1,868,000
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

Results of Operations-Comparison of the years ended June 30, 2013 and 2012

Revenue

Revenue for the year ended June 30, 2013 was $10,829,839, representing a 33.1% increase from the revenue of $8,134,077 for the year ended June 30, 2012. The increase in revenue was mainly attributed to the increase in sales of our main product, Zhongtongan. Sales of Zhongtongan were aided by our decision to expand our sales reach from the original pediatric and stomatological divisions to cover a new market in the gynecology and orthopaedics divisions in the hospitals.  To support this new direction in sales, during the second quarter of fiscal 2013 we rebuilt the Company’s sales force, adding 180 more sales personnel, expanded our marketing by holding medical conferences to promote our products, and implemented an advertising campaign, all of which led to a significant increase in sales during the year ended June 30, 2013. In addition, Company spent significant advertisement fees and added approximately 150 sales personnel to promote its product  XiaoPiLing in 2013.  We expect that XiaoPiLing will contribute to revenue in the coming years, although the time and amount of contribution will depend on the timing of market and customer acceptance.

The following table shows the dollar volume of sales of our primary product lines in each of the past two fiscal years:

	Fiscal 2013	Fiscal 2012
Herbal Therapeutics:
Zhongtongan	9,884,365	7,253,824
XiaoPiLing	129,576	83,838
ShuangHuangLian	384	1,626
Other	815,514	760,846
Sub-Total	10,829,839	8,100,134

Opioid Analgesics:
Naloxone Hydrochloride	-	33,943

Sub-Total	-	33,943

Total	$10,829,839	$8,134,077

Cost of Goods Sold; Gross Profit

Our cost of goods sold increased by 41.1% from fiscal 2012 to fiscal 2013 as a result of the increase in revenue. Our gross margin decreased from 60.2% in fiscal 2012 to 57.9% in fiscal 2013. The slightly decrease in gross margin was due to increase in raw materials cost for Zhongtongan.

Research & Development Expenses

Research and development (“R&D”) expenses were $1,480,217 for the year ended on June 30, 2013, representing a 156.1% increase from the $577,951 expended in fiscal 2012.  Our R&D expenses may fluctuate significantly from period to period, reflecting the progress and timing of our various drug development projects. A sharp increase in R&D expense occurred in the first half of fiscal 2013 as we used the proceeds of our recent refinancing to make payments to third parties for the continuing development of our R&D projects, in particular Buprenorphine Sublingual Tablet, Compound of Tilidine Capsule, Terazosin Hydrochloride Film and Nimodipine Injection. The Company reduced its R&D expenses during the third and fourth quarter of fiscal 2013. We expect some new product approvals, but we continue to build our pipeline; so R&D expenses will continue to fluctuate.

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation and benefits payable to general management, finance and administrative staff, professional and legal fees, and bad debt expenses.  In the year ended June 30, 2013, our general and administrative expenses were $3,303,824, an increase of 8.1% compared to the $3,055,424 incurred during the previous year. The increase in general and administrative expenses resulted from the gradual expansion of our operations during the period.

Selling Expense

Selling expense for the year ended June 30, 2013 was $7,447,141 and was 308.3% higher than the selling expense of $1,823,791 for the year ended June 30, 2012. The increase in selling expenses was attributable to the addition of 330 sales personnel mentioned above and the expenses of the expanded advertising and marketing campaign. We expect selling expenses to remain at the current high level throughout calendar year 2013. During the year ended June 30, 2013, the Company signed six advertising contracts totaling approximately $4.8 million with five different television stations.  The period of advertisements is from December 2012 to December 2013. These advertisements are for the new over-the-counter products, XiaoPiLing, and will be performed evenly over the service period.

Depreciation and amortization

Depreciation and amortization expense decreased 0.1% from $592,567 in fiscal 2012 to $585,695 in fiscal 2013.  The expense is stable because our fixed assets have relatively long useful lives and there was no material purchase or disposal of equipment during fiscal 2013.

Impairment Loss on Goodwill

The purchase prices that we paid for LRT and 35% of Hebei Aoxing in 2008 exceeded the fair market value of the net assets that we acquired, and we recorded the excess as goodwill on our balance sheet. At the end of the 2013 fiscal year, we engaged a valuation expert to assist us in evaluating our operating company and determining whether the goodwill on our balance sheet had been impaired. The Company, with the assistance of the valuation expert, performed the first step in the goodwill impairment test and determined that the carrying value exceeded the fair value. The second step determined the amount of the impairment by comparing the implied fair value to the carrying amount of the fair value. Using a discounted present value of our projections of long term cash flow, it was determined the carrying amount of the goodwill exceeded the implied fair value as of June 30, 2013 by $7,055,364. Accordingly, we reduced the goodwill on our balance sheet to nil, and recorded the reduction as an impairment loss on our statement of operations for the year ended June 30, 2013.

Impairment loss on intangible assets

In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, we must perform an intangible asset impairment tests when factors indicate impairment.  During the year ended June 30, 2013, it was determined that some drug permits and licenses will not provide future benefits to the Company. Accordingly, an impairment provision of $616,947 was provided by the Company.

Loss from Operations

As a result, primarily, of the write-offs and the selling expenses described above, we recorded a loss from operations of $14,221,445 for the year ended June 30, 2013, compared with loss from operations of $14,548,524 in fiscal 2012.

Other income (expense)

Two non-operating factors contributed to our net loss for the past two fiscal years:

•
Interest expense was $2,986,568 for fiscal year 2013, an increase of 60.3% compared to interest expense of $1,862,861 incurred in fiscal year 2012.  The increase in interest expense is mainly due to the long-term bank loan of $10,116,027 that we received early in fiscal 2013.

•
During the year ended June 30, 2013, we recorded an equity in loss of joint venture of $114,744, which represented our 51% beneficial interest in the loss incurred in that period by our joint venture with Johnson Matthey Plc. The equity in loss of joint venture was $132,311 during fiscal 2012. The losses related to the joint venture with Johnson Mathey Plc will continue at least until the joint venture commences revenue-producing operations.

These non-operating expenses were partially offset by the government subsidies that we recorded as non-operating income.  During the year ended June 30, 2013, the Company’s subsidiary in China, Hebei Aoxing, received local government subsidies totaling $32,139. In fiscal 2012, there was approximately $664,781 of such income. These government subsidies were given to the Company with no restrictions and are for operating purposes. We recorded the subsidies and grants as other income.

Income taxes

Because Hebei Aoxing recorded a net loss from operations in both fiscal 2013 and fiscal 2012, we recorded no income tax for either year.

Net loss

 The Company realized a net loss of $17,290,618 for the fiscal year ended June 30, 2013.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s net loss was attributed to the minority interest.  Therefore the net loss for the fiscal year attributable to the shareholders of Aoxing Pharmaceutical was $16,804,230.  In comparison, during the fiscal year ended June 30, 2012, the Company’s net loss was $15,877,754 and, after deducting loss attributable to the 5% minority interest in Hebei Aoxing, net loss attributable to shareholders of Aoxing Pharmaceutical was $15,820,320.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Our cash balance as of June 30, 2013 was $4,007,823, compared to $3,682,743 as of June 30, 2012. The increase reflected the $8,991,579 increase in our borrowings during the year, which were offset by a net cash use in operating activities of $8,317,173 and capital expenditures of $439,354.

Operations during the year ended June 30, 2013 used $8,317,173 in cash, as compared to $1,326,190 used for the year ended June 30, 2012.  The primary reason for the increased use of cash was the significant increase in research and development expenses and selling expenses discussed above.

Our investing activities in fiscal 2013 consisted of $439,354 in cash used to purchase additional property and equipment, due to the remodeling of our facilities to achieve GMP certification.

Our financing activities provided $8,991,579 in cash during the year ended June 30, 2013.  During the first quarter of 2013, the Company entered into a financing agreement and borrowed a total of $10,116,027 from Beijing International Trust Co., Ltd with a term of two years. The proceeds were used to repay the outstanding loan from China CITIC Bank of $3,965,170 on September 6, 2012 and Shijiazhuang Construction Investment Group Co. Ltd of $3,167,444 on December 4, 2012.

The loss that we incurred during fiscal 2013, coupled with our capital investments, caused our working capital deficit to increase during fiscal 2013.  Our working capital deficit on June 30, 2013 was $9,811,310, which was $698,468 more than the working capital deficit of $9,112,842 on June 30, 2012.  The primary reason for our working capital deficit is the fact that there is $8.47 million short-term bank debt.  In accordance with banking customs in China, our bank loans have, throughout our history, been written on a short-term basis.  To date, however, we have found the banks willing to renew our loans annually after review.

As a result of several debts refinancing during fiscal 2013, our debt service and advertisement service obligations on June 30, 2013 were as following:

		Less than					After 5
Contractual Obligations	Total	1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Years

Banks	$18,583,756	$8,467,729	$10,116,027	$-	$-	$-	$-
Affiliates	3,663,011	2,101,998	1,561,013	-	-	-	-
Other Lenders	4,716,348	3,312,757	1,403,591	-	-	-	-
Advertisement services	1,947,400	1,947,400	-	-	-	-	-
TOTAL	$28,910,515	$15,829,884	$13,080,631	-	$-	$-	$-

 For the next 12 months, management anticipates cash use from operations will decrease, because of increased product sales and efforts to preserve cash such as suspending non essential research and development projects. Additionally, management does not expect any large capital expenditure projects in the next 12 months.  As a result, the Company will be able to operate at much lower cash burn rates, without any major impact on its operations.

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

We have incurred recurring operating losses and had an accumulated deficit of $55.6 million as of June 30, 2013. In addition, we had negative working capital of $9.8 million as of June 30, 2013.  Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern. Despite recent negative operating cash flow positions, our management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing revenues and profit margins of our core product sales and continued support from our lenders to rollover debt when it becomes due. If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to achieve our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

Application of Critical Accounting Policies

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2013, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were:

•
The determination, described in Note 2 to our Consolidated Financial Statements, to record an allowance for doubtful accounts in the amount of $663,983.  The determination was based on our review of the credit history of the relevant customers and the results of our collection efforts.

•
The determination, described in Note 2 to our Consolidated Financial Statements, to record an impairment loss for intangible assets in the amount of $616,947 for the year ended June 30, 2013, when we determined that some drug permits and licenses will not provide future benefits to the Company.

•
The determination, described in Note 2 to our Consolidated Financial Statements, to record an impairment loss for goodwill in the amount of $7,055,364 for the year ended June 30, 2013. The determination was based on the results of a valuation assessment of our Hebei Aoxing reporting unit’s tangible and intangible assets, which indicated that its carrying value exceeded the fair value.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2013.

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

Item 8. Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

Page

F-1	Report of Independent Registered Public Accounting Firm - 2013

F-2	Report of Independent Registered Public Accounting Firm - 2012.

F-3	Consolidated Balance Sheets as of June 30, 2013 and 2012

F-4	Consolidated Statements of Operations and Other Comprehensive Loss for the Fiscal Years Ended June 30, 2013 and 2012

F-5	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended June 30, 2013 and 2012

F-6	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2013 and 2012

F-7 to F-22	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Aoxing Pharmaceutical Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Aoxing Pharmaceutical Co., Inc. and Subsidiaries as of June 30, 2013 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aoxing Pharmaceutical Co., Inc. and Subsidiaries at June 30, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO China Shu Lun Pan Certified Accountants LLP

Shanghai, People’s Republic of China
October 15, 2013

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

/s/ BDO China Dahua CPA Co., Ltd

Shenzhen, People’s Republic of China
October 15, 2012

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,007,823	$3,682,743
Accounts receivable, net of allowance for doubtful accounts of $663,983 and $575,223, respectively	2,842,703	2,804,163
Inventories, net	2,621,878	1,805,420
Prepaid expenses and other current assets	2,419,790	1,229,490
TOTAL CURRENT ASSETS	11,892,194	9,521,816

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	26,941,778	26,960,191
Goodwill	-	6,908,556
Other intangible assets, net	606,643	1,298,925
Investment in joint venture	292,265	400,233
TOTAL LONG-TERM ASSETS	27,840,686	35,567,905
TOTAL ASSETS	$39,732,880	$45,089,721

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$3,312,757	$3,243,825
Accounts payable	3,412,344	2,760,425
Loan payable – bank	8,467,729	8,702,945
Current portion of loan payable - related parties	2,101,998	213,733
- other	-	114,562
Accrued expenses and other current liabilities	4,408,676	3,599,168
TOTAL CURRENT LIABILITIES	21,703,504	18,634,658

LONG-TERM LIABILITIES:
Loan payable - related parties	1,561,013	3,499,768
- others	1,403,591	1,690,270
Long-term bank loans	10,116,027	-
Deferred income	365,211	-
TOTAL LONG-TERM LIABILITIES	13,445,842	5,190,038

Common stock, par value $0.001, 100,000,000 shares authorized, 49,814,822 and 49,615,013 shares issued and outstanding on June 30, 2013 and June 30, 2012	49,815	49,615
Additional paid in capital	58,296,906	58,002,239
Accumulated deficit	(55,633,998)	(38,829,768)
Accumulated other comprehensive income	2,956,846	2,658,299
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	5,669,569	21,880,385

NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,086,035)	(615,360)
TOTAL EQUITY	4,583,534	21,265,025

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$39,732,880	$45,089,721

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the year ended June 30
	2013	2012

SALES	$10,829,839	$8,134,077
COST OF SALES	4,562,096	3,234,254
GROSS PROFIT	6,267,743	4,899,823
OPERATING EXPENSES:
Research and development expense	1,480,217	577,951
General and administrative expenses	3,303,824	3,055,424
Selling expenses	7,447,141	1,823,791
Depreciation and amortization	585,695	592,567
Impairment loss on intangible assets	616,947	-
Impairment loss on goodwill	7,055,364	13,398,614
TOTAL OPERATING EXPENSES	20,489,188	19,448,347
LOSS FROM OPERATIONS	(14,221,445)	(14,548,524)
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(2,986,568)	(1,862,861)
Change in fair value of warrant and derivative liabilities	-	1,161
Equity in loss of joint venture, net	(114,744)	(132,311)
Subsidy income	32,139	664,781
TOTAL OTHER EXPENSE	(3,069,173)	(1,329,230)
LOSS BEFORE INCOME TAXES	(17,290,618)	(15,877,754)
Income taxes	-	-
NET LOSS	(17,290,618)	(15,877,754)

Net loss attributable to non-controlling interest in subsidiaries	(486,388)	(57,434)
NET LOSS ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	(16,804,230)	(15,820,320)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	314,260	813,440

COMPREHENSIVE LOSS	(16,489,970)	(15,006,880)
Other comprehensive income attributable to non-controlling interest	15,713	40,672

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(16,505,683)	$(15,047,552)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.34)	$(0.32)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,749,779	49,345,258

See accompanying notes to the consolidated financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID-IN CAPITAL	(ACCUMULATED DEFICIT )	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKOLDERS' EQUITY	NON CONTROLLING INTEREST	TOTAL EQUITY
	SHARES	VALUE	SHARES	VALUE

Balance - June 30, 2011	49,158,955	$49,159	-	-	$57,382,109	$(23,009,448)	$1,885,531	$36,307,351	$(598,598)	$35,708,753
Common stock issued for services	456,058	456			584,692			585,148		585,148
Common stock options granted					35,438			35,438		35,438
Translation adjustments							772,768	772,768	40,672	813,440
Net loss						(15,820,320)		(15,820,320)	(57,434)	(15,877,754)
Balance -June 30, 2012	49,615,013	$49,615	-	-	$58,002,239	$(38,829,768)	$2,658,299	$21,880,385	$(615,360)	$21,265,025
Common stock issued for services	199,809	200			294,667			294,867		294,867
Common stock options granted								-		-
Translation adjustments							298,547	298,547	15,713	314,260
Net loss						(16,804,230)		(16,804,230)	(486,388)	(17,290,618)
Balance -June 30, 2013	49,814,822	$49,815	-	-	$58,296,906	$(55,633,998)	$2,956,846	$5,669,569	$(1,086,035)	$4,583,534

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(16,804,230)	$(15,820,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,114,156	1,079,545
Impairment charge on goodwill	7,055,364	13,398,614
Impairment charge on intangible assets	616,947	-
Inventory markdown	3,979	(19,010)
Provision for doubtful accounts	75,401	18,981
Common stock issued for services	294,867	620,586
Change in fair value of warrants and derivative liability	-	(1,161)
Equity in loss of joint venture, net	114,744	132,311
Net loss attributable to non-controlling interests	(486,388)	(57,434)
Changes in operating assets and liabilities:
Accounts receivable	(54,665)	(764,164)
Inventories	(770,526)	(281,383)
Prepaid expenses and other current assets	(1,146,649)	(73,577)
Accounts payable	584,457	39,695
Accrued expenses and other current liabilities	725,578	401,127
Deferred income	359,792
NET CASH USED IN OPERATING ACTIVITIES	(8,317,173)	(1,326,190)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(439,354)	(752,386)
Proceeds from unrelated parties	-	-
NET CASH USED IN INVESTING ACTIVITIES	(439,354)	(752,386)

FINANCING ACTIVITIES:
Proceeds from bank loans	10,348,012	-
Payment of bank loans	(796,001)	-
Short-term borrowings	-	2,986,013
Other borrowings, net of repayment	(433,072)	(92,252)
Loans from related party	(127,360)	(72,403)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,991,579	2,821,358

EFFECT OF EXCHANGE RATE ON CASH	90,028	169,217

INCREASE IN CASH	325,080	911,999
CASH – BEGINNING OF PERIOD	3,682,743	2,770,744
CASH – END OF PERIOD	$4,007,823	$3,682,743

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,814,747	$2,093,422
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

1                BUSINESS DESCRIPTION

Aoxing Pharmaceutical Co., Inc. (“the Company” or “Aoxing Pharma”) is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products.

As of June 30, 2013, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”), which is organized under the laws of the People’s Republic of China (“PRC”).  As of June 30, 2013, the Company owned 95% of the issued and outstanding common stock of Hebei.

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

Liquidity and Capital Resources

Currently and historically, the Company has managed to operate the business with negative net working capital. The Company’s negative working capital is primarily due to substantial short-term loans from banks. The Company is able to operate with a negative net working capital because of local governmental subsidies and loans from unrelated and related parties. During the year ended June 30, 2013, the Company was able to obtain long-term bank loans from Beijing International Trust Co., Ltd and use these funds to repay short-term notes. The long-term loans carry higher interest rates, but have terms of two years, providing the Company with more financial flexibility. The Company believes operating cash flows turning positive in the near-term, continued support from related parties, and the ability to continue to roll over short-term debt, taken together, provide adequate resources to fund ongoing operations in the foreseeable future. The Company believes that the increased market demand for its main product in the near term and sales from several new products in future years will produce substantial positive cash flow. If the Company’s short-term cash flows decrease significantly and the Company is unable to pay its short-term liabilities, the Company’s business, financial condition and results of operations could be materially affected.

We have incurred recurring operating losses and had an accumulated deficit of $55.6 million as of June 30, 2013. In addition, we had negative working capital of $9.8 million as of as of June 30, 2013. Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern.  Despite recent negative operating cash flow positions, our management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing revenues and profit margins of our core product sales and continued support from our lenders to rollover debt when it becomes due.  If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to grow our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Accounts Receivable

Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified.   The balances of allowance for doubtful accounts are $663,983 and $575,223 at June 30, 2013 and 2012 respectively. The Company recorded bad debt expense of $75,401 and $18,981 for the years ended June 30, 2013 and 2012, respectively.

Inventories, net

Inventories are stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company wrote-off $21,598 and $73,954 of obsolete inventory during the years ended June 30, 2013 and June 30, 2012, respectively. For the years ended June 30, 2013 and 2012, the Company’s allowance for obsolete inventory is $386,120 and $36,080, respectively.

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

JUNE 30, 2013

Estimated useful lives are as follows:

Right to use land	50 years
Building and building improvements	35 years
Machinery and equipment	10 years
Furniture and office equipment	5 years
Automobiles	8 years

Goodwill and intangible assets

Goodwill was the result of the acquisition of LRT and 35% of Hebei Aoxing in 2008. Goodwill represents the cost of the acquired business in excess of the fair value of identifiable tangible and intangible net assets purchased.  For the year ended June 30, 2013, the Company engaged an independent valuation expert to assist in determining the fair value of the net assets of its Hebei reporting unit, which includes identifiable intangible assets, property and equipment and goodwill.

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

Definite lived intangible assets include drug permits recorded at cost less accumulated amortization and any recognized impairment loss. The drug permits were acquired in 2008 when the Company purchased LRT and are amortized over their estimated useful life of 15 years on a straight-line basis.  An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with the Impairment or Disposal of Long-Lived Assets ASC 360-10.  In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company performs an intangible asset impairment test for its definite-lived intangibles whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  During the year ended June 30, 2013, it was determined some drug permits and licenses will not provide future benefits to the Company. Accordingly, an impairment provision of $616,947 was provided by the Company.

The Company engaged a third party valuation firm to review the Company’s Hebei reporting unit for impairment as of June 30, 2013.  The test involved the assessment of the fair market value of the Company’s tangible and intangible assets, using a form of the income approach known as the excess earnings method, and concluded that a discount rate of 14% is considered appropriate for valuing the Company. The market and cost approaches were not applied due to the lack of information deemed to be reliably indicative of value using either approach. The result of the assessment of the Company’s tangible and intangible assets indicated that its carrying value exceeded the fair value.

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

Based upon the valuation report prepared by an independent valuation expert, it is concluded that the carrying value exceeded the fair value of the goodwill as of June 30, 2013. The Company recorded an impairment of $7,055,364 for the year ended June 30, 2013. The remaining goodwill balance as of June 30, 2013 is nil.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

JUNE 30, 2013

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

	2013	2012
Year ended RMB: US$ exchange rate	6.1882	6.3197

Average yearly RMB: US$ exchange rate	6.2814	6.3630

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

JUNE 30, 2013

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

As of June 30, 2013, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value.  The Company’s short-term borrowings, loans payable, related party notes payable and unrelated party notes payable that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of June 30, 2013.

As of June 30, 2013, the Company does not have any level 3 financial instruments.  The Company uses the discounted cash flow approach when determining fair values of its non-recurring fair value measurements when required. We determine the fair value of our goodwill for purposes of comparing to the carrying value on at least an annual basis. Our goodwill would be adjusted to fair value if it is deemed to be impaired. Certain unobservable units for these assets are offered quotes, lack of marketability, long-term revenue growth rates and discounts rates.  For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement.  In general, a change in the long-term growth rate of our Hebei Aoxing business unit could negatively affect the fair value of our goodwill.

 Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the warrants.  The accounting treatment of derivative financial instruments requires that the Company record the warrants at their fair values as of the inception date and at fair value as of each subsequent balance sheet date.  Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the years ended June 30, 2013 and 2012, the Company recognized other income of nil and $1,161, respectively, relating to recording the warrant and derivative liabilities at fair value.  At June 30, 2013 and 2012 there were no warrant and derivative liabilities.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income or loss, as presented in the accompanying statement of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit

Earnings per share

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the year ended June 30, 2013, ASC 280 has an immaterial effect on the Company’s financial statements, as the Company consists of one reportable business segment.  All revenue is from customers in the PRC.  The majority of the Company’s assets are located in the PRC.

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

3                 GOING CONCERN

The Company incurred a net loss of $17,290,618 and had $8,317,173 negative cash flow from operations during the year ended June 30, 2013. As of June 30, 2013, the Company’s current liabilities exceeded its current assets by $9,811,310. The Company had cash and cash equivalents of $4,007,823 as of June 30, 2013. The Company’s ability to continue as a going concern is dependent on many events outside of its direct control, including, among other things, the amount of working capital that the Company has available. The Company’s inability to generate cash flows to meet its obligations due to the uncertainty of achieving operating profitability on an annual basis and raising required proceeds on reasonable terms, among other factors, raises substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The management of the Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. During the year ended June 30, 2013, the Company was able to obtain long-term bank loans from Beijing International Trust Co., Ltd and use these funds to repay short-term notes. The long-term loans carry higher interest rates, but have terms of two years, providing the Company with more financial flexibility.

Considering that revenue for the year ended June 30, 2013 was higher than revenue during the prior year, even though new products did not make significant contributions, management believes operating cash flows will turn positive in the near-term as a result of its new marketing campaign and increased sales force. Management believes that the increased market demand for its main product in the near term and sales from several new products that the Company is currently advertising will be sufficient to offset the increased selling expenses and generate substantial positive operating cash flows. Management also believes that the Company will have continued support from related parties, and will have the ability to continue to roll over short-term debt. Lastly, the Company also started the process of securing additional funds and adopted various cost-saving strategies.

4                 INVENTORIES, NET

Inventories consist of the following:

	June 30,
	2013	2012
Work in process	$1,041,267	$709,679
Raw materials	509,209	495,980
Finished goods	1,071,402	599,761
	$2,621,878	$1,805,420

The allowance for obsolete inventory as of June 30, 2013 and 2012 was $386,120 and $36,080, respectively.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

5                 PROPERTY AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	June 30,
	2013	2012
Right to use land	$8,082,447	$7,914,268
Building and building improvements	13,514,738	13,233,524
Machinery and equipment	3,763,566	3,508,394
Furniture and office equipment	596,306	545,712
Automobiles	624,012	611,028
Construction in progress	5,792,345	5,450,172
	32,373,414	31,263,098
Accumulated depreciation and amortization	5,431,636	4,302,907
	$26,941,778	$26,960,191

Depreciation expense for the years ended June 30, 2013 and 2012 were $1,015,760 and $910,926, respectively.

6                 EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in API (see Note 1) under the equity method of accounting.

Summarized unaudited financial information for our investment in API, assuming a 100% ownership interest, is as follows:

	June 30,
	2013	2012
Current assets	$8,964	$8,808
Noncurrent assets	844,268	870,124
Current liabilities	338,761	151,541
Noncurrent liabilities	-	-
Equity	514,471	727,391
Revenues		-
General and administrative expenses	(224,989)	(259,432)
Net loss	$(224,989)	$(259,432)

The Company recorded a loss on investment of $114,744 and $132,311 for the years ended June 30, 2013 and 2012 respectively for its 51% share of API.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

7                 SHORT-TERM BORROWING

Short-term borrowing consists of the following:

	June 30,
	2013	2012
Shijiazhuang Finance Bureau (a)	$80,799	$79,118
Shijiazhuang Construction Investment Group Co., Ltd (b)	3,231,958	3,164,707
Total	$3,312,757	$3,243,825

(a) A non-interest bearing note payable to Shijiazhuang Finance Bureau, an agency of a local government, due on demand.

(b) A one-year term loan from Shijiazhuang Construction Investment Group, disbursed through China Construction Bank. The note bears an annual interest rate of 15% and was due on August 3, 2013, at which time it was  rolled-over for 3 months until November 3, 2013. The note was secured by certain registered trademarks and renewal certificates relating to Aoxing’s Zhongtongan capsule.

8                 LOAN PAYABLE - BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	June 30,
	2013		2012
Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 7.872%, set to be 20% higher than the interest rate of the China People Bank rate, initially made on April 29, 2011 and renewed again on April 18, 2013 for one year maturing on April 17, 2014	$4,847,936		$4,747,061

Bank Note in the amount of 20 million RMB with Postal Savings Bank bearing an 7.8%interest per annum, made on June 18, 2013 for one year maturing on June 17, 2014	3,231,958		-

Bank Note in the amount of 2.4 million RMB with Beijing International Trust Co., Ltd bearing an 18.0% interest per annum, made on September 24, 2012 for one year maturing on December 20, 2013	387,835		-

Bank Note in the amount of 25 million RMB with China Citic Bank bearing an annual floating rate of 8.528%, set to be 30% higher than the interest rate of the China People Bank rate, initially made on May 5, 2010 and renewed again on April 13, 2012 for one year maturing on April 13, 2013	-	-	3,955,884

	$8,467,729		$8,702,945

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

9                 LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 17.9% as of June 30, 2013 and 2012.  Loans will mature as following:

	June 30,
	2013	2012
Within one year	$-	$114,562
1 – 2 years	1,403,591	-
2 – 3 years	-	1,690,270
Total	1,403,591	1,804,832
Less current portion	-	(114,562)
	$1,403,591	$1,690,270

10               LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 15.88% and 15.23% per annum as of June 30, 2013 and 2012, respectively. Loans will mature as follows:

	June 30,
	2013	2012
Within one year	$2,101,998	$213,733
1 – 2 years	1,561,013	3,286,823
2 – 3 years	-	212,945
Total	3,663,011	3,713,501
Less current portion	(2,101,998)	(213,733)
	$1,561,013	$3,499,768

11               LONG TERM BANK LOAN

On September 24, 2012, the Company entered into a loan agreement with Beijing International Trust Co., Ltd and obtained a loan of RMB45 million (approximately $7.3 million) with a term of two years. This loan requires interest only payments every quarter on the 20th of March, June, September and December. This loan bears an 18.0% interest per annum.  The loan matures on September 23, 2014 and the Company must repay 15%, 15% and 50% of the original loan balance 20 days, 10 days and 5 days, respectively, before the maturity date. The loan also requires two initial repayments of RMB1.2 million (approximately $0.4 million) each on July 20, 2013 and December 20, 2013; this portion of the loan is classified as short term bank loan in Note 8.

On December 20, 2012, the Company obtained an additional loan of RMB20 million (approximately $3.2 million) from Beijing International Trust Co., Ltd with a 16.5% interest per annum that will mature on September 21, 2014. Both loans interest payments are due quarterly on the 21thof March, June, September and December.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

12               DEFERRED INCOME

The balance of deferred income represents government grants related to CIP of the Company. It will be recognized in subsidy income on a systematic basis (straight-line method) over the useful life of the fixed asset transferred from CIP which is a project to reform and improve the production line of the Zhongtongan. By June 30, 2013, the CIP did not meet the condition of usage. (See Note 5)

13              ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	June 30,
	2013	2012
Accrued salaries and benefits	$867,961	$713,918
Accrued interest	698,320	556,155
Accrued taxes	255,275	211,339
Deposit payable	429,610	397,706
Due to employee	46,516	45,548
Advance from customers	516,183	322,606
Other accounts payable	711,486	585,302
Other accrued expenses and current liabilities	883,325	766,594
	$4,408,676	$3,599,168

14              STOCK OPTIONS

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

The Company has no unrecognized compensation expense as of June 30, 2012 and no further options were issued by the Company during the year ended June 30, 2013.

The Company calculated the estimated fair value of the options of the grant date using the Black-Scholes Option Pricing Model with the following assumptions:

For the year ended
June 30, 2012
Estimated dividends	None
Expected volatility	126.13%
Risk-free interest rate	0.72%
Expected term (years)	2

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

A summary of option activity as of June 30, 2013 and 2012, and changes during the years then ended is as following:

			Weighted-avg.	Aggregate
		Weighted-avg.	remaining	intrinsic
	Shares	Exercise Price	Term (yr.)	Value
On June 30, 2011	220,000	$2.00	3.1	$211,419
Granted:	50,000	$0.42	5.0	0
Exercised:	-	-	-	-
Forfeited:	-	-	-	-
On June 30, 2012	270,000	$1.70	3.2	$0
Granted:	-	$-	-	-
Exercised:	-	-	-	-
Forfeited:	(138,000)	-	-	-
On June 30, 2013	132,000	$2.00	1.1	$0

The Company recorded nil and $35,438 of stock option compensation expense for year ended June 30, 2013 and 2012 respectively, with corresponding credits to additional paid-in capital. Compensation cost of all stock option awards are recorded in general and administrative expenses. Options issued during the year ended June 30, 2011 and 2012 were fully vested as of June 30, 2012.

15               ISSUANCE OF COMMON STOCK

On October 23, 2012, the Company issued 79,809 shares of common stock to an independent director for services rendered. Total value of the compensation is approximately $22,000 based on closing average stock price of $0.28 during the period of service.

On November 7, 2012, the Company issued 120,000 shares of common stock to management related to a separation agreement.  Total value of the stock grants is $69,300, based on the stock price of $0.58.

During the year ended June 30, 2012, the Company issued 214,376 shares of common stock to an independent director for services rendered. Total value of the compensation is approximately $88,000 based on closing average stock price of $0.41 during the period of service.

On June 15, 2012, the Company issued 20,000 shares of common stock to management for services rendered.  Total value of the stock grants is $5,400, based on the stock price of $0.27.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

16              TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Year Ended June 30,
	2013	2012

Tax at U.S. Statutory rate	$(6,051,716)	$(5,557,214)
Tax rate difference between China and U.S.	541,696	(46,623)
Change in Valuation Allowance	1,852,280	276,931
Net operating loss expired	1,786,650	1,868,334
Stock and option compensation	50,892	108,918
Impairment loss on goodwill	1,820,198	3,349,654
Effective tax rate	$-	$-

The provisions of income taxes (credit) are summarized as follows:

	Year Ended June 30,
	2013	2012

Current	$-	$-
Deferred - U.S.	(176,469)	(393,763)
Deferred – China	(1,532,812)	116,832
Valuation allowance - U.S.	176,469	393,763
Valuation allowance – China	1,532,812	(116,832)
Total	$-	$-

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of June 30, 2013 and 2012 are as follows:

	Year Ended June 30,
	2013	2012

Net operating loss carryforward - China	$2,930,676	$1,863,405
Net operating loss carryforward - US	1,614,106	1,437,637
Allowance for doubtful accounts	427,752	532,913
Others	672,369	101,667
	5,644,903	3,935,622
Less: valuation allowance- U.S.	(1,614,106)	(1,437,637)
valuation allowance- China.	(4,030,797)	(2,497,985)
Deferred tax assets	$-	$-

As of June 30, 2013, the Company has a full valuation allowance for its deferred tax asset balance related to China and the US.  The Company restated the prior year financial statements to provide a full valuation allowance for deferred tax assets.  The Company’s loss carry forwards for the past 5 years are a significant amount of the deferred tax assets and due to certain negative indicators that were present as of June 30, 2012, the Company determined it was appropriate under US GAAP to restate the prior year financial statements and provide a 100% valuation allowance for the deferred tax assets.

For the year ended June 30, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2013 and 2012, the Company did not have any significant unrecognized uncertain tax positions.

17               CONCENTRATIONS

Sales to two major customers were 21% and 11% of total sales for the year ended June 30, 2013.  Sales to two major customers were 19% and 12% of total sales for the year ended June 30, 2012.

Sales of one major product represented approximately 91% and 89% of total sales for the year ended June 30, 2013 and 2012, respectively.

Two major customers accounted for 10% and 1% of outstanding accounts receivable as of June 30, 2013. Two major customers accounted for nil and 3% of outstanding accounts receivable as of June 30, 2012.

18               SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after June 30, 2013 up through the date we issued the consolidated financial statements and has determined that there was no other material event that occurred after the date of the balance sheets included in this report.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective.  The weaknesses in the Company’s controls and procedures consisted of a lack of expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting, specifically, a lack of expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department.      Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2013.

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

Item 9B.   Other Information

None.

PART III
Item10.  Directors, Executive Officers, and Corporate Governance.

The following individuals are the members of Aoxing Pharma’s Board of Directors and/or its executive officers as of September 24, 2013.

Name	Age	Position	Member of the Board Since

Zhenjiang Yue	54	Chairman of the Board, Chief Executive Officer	2006

Min Jun	54	Director	2008

Guozhu Xu	67	Director	2008

Yang Li	33	Director	2012

Guoan Zhang	43	Acting Chief Financial Officer	--

Guirong Zhou	59	President of Research & Development	--
___________________________

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

Yang Li, Mr. Yang Li is a member of the institute of chartered accountants of Canada and a member of the institute of chartered accountants of Ireland.She previously worked for PricewaterhouseCoopers LLP, one of the big four accounting firm. She leaded audit team to provide audit services for many U.S. and Canadian public company. After her return to China, she has assisted a well-known company successfully listed in the U.S. stock exchange market. She also led a team that provided audit and tax services to many state-owned enterprises. Ms. Yang received her masters degree in accounting from University College Dublin of the National University of Ireland.   Ms. Li brings to the Board a thorough understanding of U.S. accounting principles and practices, and the knowledge of business gained from her experience as an auditor.

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

Guirong Zhou was appointed President of Research and Development in July 2012. Prior to that, she was deputy director in our R&D department. Ms Zhou joined the company in 2011 from Shijiazhuang Pharmaceutical Company, where she worked there since 1985 and  held various senior positions especially in R&D   Ms Zhou has been involved in the registration of many new drug certificates and product licenses, including tablet, injection, transfusion, soft capsule, drop pills, lyophilized powder, quick release preparation and control release preparation. Among all the achievements, Ms Zhou was the project leader in bringing Pentoxifylline Sustained Release Tablets and Acemetacine capsule to market and they are leading products in China. Ms Zhou is an academic advisor in pharmaceutical engineering at Tianjin University and Hebei University of Science and Technology.

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

Name	Board of Directors	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Zhenjiang Yue	**
Jun Min	*
Yang Li (1)	*	**	*	*
Guozhu Xu	*	*	**	**
Meetings in fiscal 2013	10	4	1	1

*	Designates membership.
**	Designates chairmanship or acting chairmanship.
(1)	Audit Committee financial expert.

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

Compensation Committee

Guozhu Xu serves as Chairman of the Compensation Committee.  Yang Li is the other member of this Committee. The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NYSE Amex.   The purpose of the Compensation Committee is to assist the Board in determining the compensation of the Chief Executive Officer and make recommendations to the Board with respect to the compensation of the Chief Financial Officer, other executive officers of the Company and the independent directors.  In furtherance of this purpose, the Compensation Committee has the following authority and responsibilities:

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

Nominating and Corporate Governance Committee

Guozhu Xu serves as Chairman of the Compensation Committee.  Yang Li is the other member of this Committee. The Nominating and Corporate Governance Committee has the following responsibilities as set forth in its charter:

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

Based solely upon a review the Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during the Company’s most recent fiscal year, it is the Company’s understanding that all such required filings have been made.

 Item 11.  Executive Compensation

The following table sets forth all compensation paid by Aoxing Pharma and its subsidiaries to Zhenjiang Yue for services as Chief Executive Officer during the years ended June 30, 2013, 2012 and 2011.   There were no other executive officers whose total salary and bonus for the fiscal year ended June 30, 2013 exceeded $100,000.

Summary Compensation Table

	Year	Salary		Bonus	Stock Award (6)	Option Award		Other Compensation	Total
Zhenjiang Yue	2013	$159,200	(1)	-	-	-		-	$159,200
	2012	$157,159	(2)	-	-	-		-	$157,159
	2011	$150,677	(3)	-	-	9,610	(4)	-	$160,287

___________________________

(1)	The dollar equivalent of 1,000,000 RMB, based on the exchange rate of 6.2814 RMB per dollar

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

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

The Company has employment agreements with the following named executive officer. The following is a description of that agreement.

Executive Employment Agreement dated as of January 13, 2010 with Zhenjiang Yue.  This agreement provides that Mr. Yue will serve as the Company’s Chief Executive Officer.  The Company agreed to pay Mr. Yue an annual salary of 1 million Chinese Yuan (approximately US$158,000).  The Company may also pay him a cash bonus, within the discretion of the Board.  In addition, subject to the approval of the Board, Mr. Yue is eligible to receive equity based award in the form of restricted common stock, stock option or other securities by the Company from time to time.  The term of the agreement ends on January 13, 2014, but it will be renewed for consecutive one year terms unless affirmatively terminated by either party.  The Company can terminate the agreement at any time without cause, but will be liable for six months’ severance pay.   The agreement contains a covenant of non-competition by Mr. Yue for one year after termination, unless he is terminated without cause or he terminates for good reason.

Equity Grants in 2013

The following tables set forth certain information regarding the stock options acquired by the Company’s Executive Officer during the year ended June 30, 2013 and those options held by him on June 30, 2013.

 Option Grants in the Last Fiscal Year

	Number of securities underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
Zhenjiang Yue	-	-	-	-

 Compensation of Directors

The members of the Board receive remuneration in cash and/or restricted shares of the common stock for the period of their duties as shown below:

•	No compensation for Zhenjiang Yue or Jun Min
•	RMB 4,000 per month and 20,000 shares of common stock annually for Yang Li
•	RMB 4,000 per month and 20,000 shares of common stock annually for Guozhu Xu

The following table sets forth all compensation paid or to be paid by the Company, as well as certain other  compensation paid or accrued, for each of the directors for the fiscal year ended June 30, 2013. The Board members have the option of receiving fees earned in cash or restricted stock.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Zhenjiang Yue	-	-	-	-
Jun Min	-	-	-	-
Yang Li	7,642	4,400	-	12,042
Guozhu Xu	7,642	4,400	-	12,042

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information regarding the beneficial ownership of our common stock as of September 24, 2013, by:

•	each person known to us that beneficially owns more than 5% of our outstanding shares of common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

There were 49,814,822 shares of our common stock issued and outstanding as of September 24, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Zhenjiang Yue	4,872,176	(2)	9.8%
Jun Min	0	(3)	* %
Yang Li	0		--
Guozhu Xu	80,000		* %

All directors and officers as a group (8 persons)	5,054,676		10.1%

American Oriental Bioengineering, Inc.	16,789,203	(4)	33.7%
___________________
*Less than 1%
(1)
For purposes of determining the amount of securities beneficially owned, share amounts include all Common stock owned outright plus all shares of common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days of the record date. The Percent of Class is based on the number of shares of the Company’s common stock outstanding as of the record date. Shares of common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days of the record date, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other owners. The address of all persons named in this table is: c/o Aoxing Pharmaceutical Company, Inc., 444 Washington Blvd, Suite 3338, Jersey City, NJ 07302.

(2)	Includes (i) 3,372,176 shares of common stock held by Mr. Yue and (ii) 1,500,000 shares of common stock held of record by Mr. Yue’s spouse, Cuiying Hao.
(3)	Does not include 16,789,203 shares owned of record by American Oriental Bioengineering, Inc., of which Mr. Min is Vice President and a member of the Board of Directors.
(4)	Represents shares of common stock held by American Oriental Bioengineering, Inc. The address for AOB is c/o Aoxing Pharmaceutical Company, 15 Exchange Place Suite 500, Jersey City, NJ 07302.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the 2013 fiscal year, we were not involved in any related party transactions subject to Item 404 of Regulation S-K.  Pursuant to Board policies, our executive officers and directors, and principal shareholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction without the prior consent of the Board. Any request for such related party transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to the Audit Committee and the Board for review, consideration and approval. All of our directors, executive officers and employees are required to report to the Board any such related party transaction. In approving or rejecting the proposed agreement, the Board will consider the relevant facts and circumstances available and deemed relevant to the Board which will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as the Board determines in the good faith exercise of its discretion.

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

Item 14.  Principal Accountant Fees and Services

On April 29, 2013 the Company engaged BDO China Shu Lun Pan Certified Accountants LLP to serve as its independent registered public accounting firm for the fiscal year ended June 30, 2013.  On March 20, 2012 the Company engaged BDO China Dahua CPA Co., Ltd to serve as its independent registered public accounting firm for the fiscal year ended June 30, 2012.

The following table presents fees for professional services rendered by BDO China Shu Lun Pan Certified Accountants LLP with respect to the year ended June 30, 2013 and by BDO China Dahua CPA Co., Ltd. with respect to the fiscal year ended June 30,  2012.

Services Performed	2013	2012
Audit Fees (1)	$150,000	$120,087
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$3,500	$3500
All Other Fees (4)	$-	$-

Total Fees	$153,500	$123,587

(1)
Audit fees represent fees billed for professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, and audit services provided in connection with statutory and regulatory filings for those years.  All work on the  engagements to audit the Company’s financial statements for the years ended June 30, 2013 and 2012 was performed by full-time permanent employees of BDO China Shu Lun Pan Certified Accountants LLP or BDO China Dahua CPA Co., Ltd., as applicable.

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

Our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditors.  The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members.  Any service pre-approved by a delegate must be reported to the Audit Committee at the next scheduled quarterly meeting.  The Audit Committee considered whether the provision of the auditors’ services, other than for the annual audit and quarterly reviews, is compatible with its independence and concluded that it is compatible.  In 2013 and 2012, all such services were pre-approved by the Audit Committee.

Item 15.  Exhibit List and Financial Statement Schedules

(a) Financial Statements

Report of Independent Registered Accounting Firm - 2013

Report of Independent Registered Accounting Firm - 2012

Balance Sheets – June 30, 2013 and 2012

Consolidated Statements of Operations – Years Ended June 30, 2013 and 2012

Consolidated Statement of Changes in Stockholders’ Equity - Years Ended June 30, 2013 and 2012

Consolidated Statements of Cash Flows - Years ended June 30, 2013 and 2012

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

14	Code of Ethics of China Aoxing Pharmaceutical Company, Inc. (Filed as an Exhibit to the Current Report on Form 8-K filed on November 30, 2009 and incorporated herein by reference)

21.1	List of Subsidiaries *

23.1	Consent of BDO China Shu Lun Pan Certified Accountants LLP*

23.2	Consent of BDO China Dahua CPA Co., Ltd.- filed as an exhibit to the Annual Report on Form 10-K filed on October 15, 2012 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

*              Filed herewith.

* *          The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aoxing Pharmaceutical Company, Inc.

Date: October 15, 2013	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below on October 15, 2013 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Zhenjiang Yue	Date: October 15, 2013
Zhenjiang Yue, Director,
Chief Executive Officer

/s/ Guoan Zhang	Date: October 15, 2013
Guoan Zhang, Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/Yang Li	Date: October 15, 2013
Yang Li, Director

/s/ Jun Min	Date: October 15, 2013
Jun Min, Director

/s/ Guozhu Xu	Date: October 15, 2013
Guozhu Xu, Director