Form 10-Q
period 2013-09-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2013-11-14
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2013

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days  Yes X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes X    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer __    Accelerated filer__     Non-accelerated filer__    Smaller reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

As of November 14, 2013 the number of shares outstanding of the Registrant’s common stock was 49,694,822 with $.001 par value.

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2013

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2013	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,543,502	$4,007,823
Accounts receivable, net of allowance for doubtful accounts of $733,044 and $663,983, respectively	3,706,090	2,842,703
Inventories, net	2,306,578	2,621,878
Prepaid expenses and other current assets	2,385,518	2,419,790
TOTAL CURRENT ASSETS	9,941,688	11,892,194

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	26,855,746	26,941,778
Other intangible assets, net	594,374	606,643
Investment in joint venture	262,597	292,265
TOTAL LONG-TERM ASSETS	27,712,717	27,840,686

TOTAL ASSETS	$37,654,405	$39,732,880

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$3,332,575	$3,312,757
Accounts payable	3,416,240	3,412,344
Loan payable - bank	18,499,854	8,467,729
Current portion of loan payable - related parties	2,284,540	2,101,998
Current portion of loan payable - other	1,364,326	-
Accrued expenses and other current liabilities	4,732,902	4,408,676
TOTAL CURRENT LIABILITIES	33,630,437	21,703,504

LONG-TERM LIABILITIES:
Loan payable - related parties	1,351,582	1,561,013
Loan payable – others	47,662	1,403,591
Long-term bank loan	-	10,116,027
Deferred income	367,396	365,211
TOTAL LONG-TERM LIABILITIES	1,766,640	13,445,842

Common stock, par value $0.001, 100,000,000 shares authorized, 49,814,822 shares issued and outstanding on September 30, 2013 and June 30, 2013	49,815	49,815
Additional paid in capital	58,300,806	58,296,906
Accumulated deficit	(57,868,984)	(55,633,998)
Accumulated other comprehensive income	2,976,671	2,956,846
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	3,458,308	5,669,569

NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,200,980)	(1,086,035)
TOTAL EQUITY	2,257,328	4,583,534

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,654,405	$39,732,880

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended
	September 30,
	2013	2012

SALES	$3,577,108	$2,604,764
COST OF SALES	2,014,663	1,014,245
GROSS PROFIT	1,562,445	1,590,519

OPERATING EXPENSES:
Research and development expense	177,941	129,555
General and administrative expenses	830,050	610,871
Selling expenses	1,617,989	608,671
Depreciation and amortization	181,426	153,944
TOTAL OPERATING EXPENSES	2,807,406	1,503,041

INCOME (LOSS) FROM OPERATIONS	(1,244,961)	87,478

OTHER EXPENSE:
Interest expense, net of interest income	(1,074,690)	(512,789)

Equity in loss of joint venture, net of tax	(31,323)	(23,205)

TOTAL OTHER EXPENSE	(1,106,013)	(535,994)

LOSS BEFORE INCOME TAX	(2,350,974)	(448,516)

Income tax	-	-
NET LOSS	(2,350,974)	(448,516)

Net loss attributed to non-controlling interest in subsidiaries	(115,988)	(15,181)
LOSS ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	(2,234,986)	(433,335)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	20,870	(48,715)

COMPREHENSIVE LOSS	(2,214,116)	(482,050)

Other comprehensive income(loss) attributable to non-controlling interest	1,043	(2,436)

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(2,215,159)	$(479,614)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,814,822	49,615,013

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three Months Ended September 30,
	2013	2012

OPERATING ACTIVITIES:
Net loss	$(2,350,974)	$(448,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273,808	274,951
Bad debts	64,897	50,586
Common stock issued for services	3,900	98,633
Equity in loss of joint venture, net of tax	31,323	23,205
Changes in operating assets and liabilities:
Accounts receivable	(908,790)	7,811
Inventories	330,011	134,331
Prepaid expenses and other current assets	48,677	(280,874)
Accounts payable	(16,467)	(67,207)
Accrued expenses and other current liabilities	297,317	(351,588)
NET CASH USED IN OPERATING ACTIVITIES	(2,226,298)	(558,668)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(11,475)	(69,209)
NET CASH USED IN INVESTING ACTIVITIES	(11,475)	(69,209)

FINANCING ACTIVITIES:
Repayment of bank loan	(194,504)	(3,948,636)
Proceeds from bank loan	-	7,107,545
Repayment of loans from related party	(48,626)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(243,130)	3,158,909

EFFECT OF EXCHANGE RATE ON CASH	16,582	(9,465)

INCREASE (DECREASE) IN CASH	(2,464,321)	2,521,567
CASH – BEGINNING OF PERIOD	4,007,823	3,682,743
CASH – END OF PERIOD	$1,543,502	$6,204,310

Supplemental disclosures of cash flow information:
Cash paid for interest	$939,511	$497,057
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

 1                     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of June 30, 2013 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year 2013. These interim financial statements should be read in conjunction with that report.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed on October 15, 2013.

2                      BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Aoxing Pharmaceutical Co., Inc. (“the Company” or “AoxingPharma”) is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products.

As of September 30, 2013, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”), which is organized under the laws of the People’s Republic of China (“PRC”).  As of September 30, 2013, the Company owned 95% of the issued and outstanding common stock of Hebei.

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

Investment in Joint Venture (“JV”)

On April 26, 2010, AoxingPharma and Johnson Matthey Plc (‘JM”) entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients for narcotics and neurological drugs for the China market. The joint venture represents a significant new opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China.  Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei will contribute capital, fixed assets and related active pharmaceutical ingredients manufacturing licenses. The joint venture company is called HebeiAoxing API Pharmaceutical Company, Ltd. (“API”).  HebeiAoxing has a 51% stake in API, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of JM) holds 49%. Each company has equal representation on the board of directors that will oversee a management team responsible for corporate strategies and operations.  The new joint venture is located on the Hebeicampus in XinleCity, 200 kilometers southwest of Beijing.  On March 10, 2010, the joint venture obtained a business license from the City Industry & Commercial Administrative Bureau. The Company accounts for its investment in the Joint Venture under the equity method of accounting.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

As of September 30, 2013, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term borrowings, loans payable, related party notes payable and unrelated party notes payable that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of September 30, 2013.

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

3                      GOING CONCERN

The Company incurred a net loss of $2,350,974 and had $2,226,298 negative cash flow from operations during the three months ended September 30, 2013. As of September 30, 2013, the Company’s current liabilities exceeded its current assets by $23,688,749. The Company had cash and cash equivalents of $1,543,502 as of September 30, 2013. The Company’s ability to continue as a going concern is dependent on many events outside of its direct control, including, among other things, the amount of working capital that the Company has available. The Company’s inability to generate operating cash flows to meet its obligations due to the uncertainty of achieving operating profitability on an annual basis as well as the uncertainty of raising required financing on reasonable terms, among other factors, raises substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The management of the Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. During the year ended June 30, 2013, the Company was able to obtain long-term bank loans from Beijing International Trust Co., Ltd and use these funds to repay short-term notes. The long-term loans carry higher interest rates, but have terms of two years, providing the Company with more financial flexibility. Subsequent to the period ended September 30, 2013, the Company extended the short term borrowing of $3.2 million from  Shijiazhuang Construction Investment Corporation for another 12 months. The loan was originally due on November 3, 2013 and the new due date is November 11, 2014.  In addition, the Company terminated the advertising contracts with five television stations at the end of September 2013 in an effort to reduce operating expense. The Company believes the advertising effort during calendar year 2013 has sufficiently increased awareness of the Company’s brand and market demand for its core products, which will sustain healthy revenue growth for fiscal year 2014. The Company has planned several new product launches for the fiscal year 2015, which will generate additional revenue and improve cash flows. The Company also believes it will have continued support from related parties and the ability to continue to roll over short-term debt. All these factors, together, provide adequate resources to fund ongoing operations for the foreseeable future.

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

 4                     INVENTORIES, NET

Inventories consist of the following:

	September 30, 2013	June 30, 2013
Work in process	$1,233,434	$1,041,267
Raw materials	472,422	509,209
Finished goods	600,722	1,071,402
	$2,306,578	$2,621,878

The allowance for obsolete inventory as of September 30, 2013 and June 30, 2013 was $388,430 and $386,120, respectively.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

5                      EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company account for its investment in API (see Note 2), under the equity method of accounting.

Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

	For the Quarter	For the Year
	Ended	Ended
	September 30, 2013	June 30, 2013
Current assets	$7,322	$8,964
Noncurrent assets	831,870	844,268
Current liabilities	$383,242	$338,761
Noncurrent liabilities	-	-
Equity	$455,949	$514,471
Revenue	-	-
General and administrative expenses	$(61,418)	$(224,989)
Net loss	$(61,418)	$(224,989)

6                      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	September 30,	June 30,
	2013	2013
Accrued salaries and benefits	$843,226	$867,961
Accrued interest	885,518	698,320
Accrued taxes	55,252	255,275
Deposit payable	1,418,573	429,610
Due to employee	46,794	46,516
Advance from customers	407,780	516,183
Other accounts payable	694,976	711,486
Other accrued expenses and current liabilities	380,783	883,325
	$4,732,902	$4,408,676

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

 7                     LOAN PAYABLE - BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	September 30,	June 30,
	2013	2013
Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 7.872%, set to be 20% higher than the interest rate of the China People Bank rate, initially made on April 29, 2011 and renewed again on April 18, 2013 for one year maturing on April 17, 2014	$4,876,939	$4,847,936

Bank Note in the amount of 20 million RMB with Postal Savings Bank bearing 7.8%interest per annum, made on June 18, 2013 for one year maturing on June 17, 2014	3,251,292	3,231,958

Bank Note in the amount of 1.2 million RMB with Beijing International Trust Co., Ltd bearing 18.0% interest per annum, made on September 24, 2012 for one year maturing on December 20, 2013	195,078	387,835

Bank Note in the amount of 42.6 million RMB with Beijing International Trust Co., Ltd bearing 18.0% interest per annum, made on September 24, 2012 for two year maturing on September 23, 2014	6,925,253	-

Bank Note in the amount of 20 million RMB with Beijing International Trust Co., Ltd bearing 16.5% interest per annum, made on December 20, 2012 for maturing on September 21, 2014	3,251,292	-
	$18,499,854	$8,467,729

8                      LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 15.96% and 15.88% per annum as of September 30, 2013 and June 30, 2013 respectively. Loans will mature as follows:

	September 30,	June 30,
	2013	2013

Within one year	2,284,540	$2,101,998
1 – 2 years	1,351,582	1,561,013
2 – 3 years	-	-
Total	3,636,122	3,663,011
Less current portion	(2,284,540)	(2,101,998)
	1,351,582	$1,561,013

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

9                      LOAN PAYABLE – OTHER

Loan payable – other consists of loans from unrelated third-parties, bearing interest at an average rate of 17.86% per annum as of September 30, 2013 and June 30, 2013. Loans will mature as following:

	September 30,	June 30,
	2013	2013

Within one year	1,364,326	$-
1 – 2 years	47,662	1,403,591
2 – 3 years	-	-
Total	1,411,988	1,403,591
Less current portion	(1,364,326)	-
	47,662	$1,403,591

10                    LONG TERM BANK LOAN

On September 24, 2012, the Company entered into a loan agreement with Beijing International Trust Co., Ltd and obtained a loan of RMB45 million (approximately $7.3 million) with a term of two years. This loan requires interest only payments every quarter on the 20th of March, June, September and December. This loan bears 18.0% interest per annum.  The loan matures on September 23, 2014 and the Company must repay 15%, 15% and 50% of the original loan balance 20 days, 10 days and 5 days, respectively, before the maturity date. The loan also requires two initial repayments of RMB1.2 million (approximately $0.4 million) each on July 20, 2013 and December 20, 2013. As of September 30, 2013, the entire loan balance is classified as short term bank loan .

On December 20, 2012, the Company obtained an additional loan of RMB20 million (approximately $3.3 million) from Beijing International Trust Co., Ltd with a 16.5% interest per annum that will mature on September 21, 2014. This loan interest payment is due quarterly on the 21st of March, June, September and December. As of September 30, 2013, this loan is classified as short term bank loan.

11                    ISSUANCE OF COMMON STOCK

No issuance of common stock occurred during the three months ended September 30, 2013.

 12                   TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	For the Quarter ended September 30,
	2013	2012
Tax at U.S. Statutory rate	$(822,841)	$(156,981)
Tax rate difference between China and U.S.	(276,425)	32,918
Change in Valuation Allowance	1,099,266	124,063
Effective tax rate	$-	$-

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

12                    TAXES (continued)

The provisions of income taxes (credit) are summarized as follows:

	For the Quarter ended September 30,
	2013	2012
Current	$-	$-
Deferred - U.S.	(9,557)	(50,716)
Deferred - China	(1,089,709)	(73,347)
Valuation allowance - U.S.	9,557	50,716
Valuation allowance - China.	1,089,709	73,347
Total	$-	$-

The deferred tax assets are substantially related to loss carry forwards for the past 5 years under Chinese tax law.  The Company determined a full valuation allowance was necessary as of September 30, 2012 and 2013.

13                    CONCENTRATIONS

Sales to three major customers accounted for 7%, 6% and 5% of total sales for the three months ended September 30, 2013. Sales to three major customers accounted for 18%, 17% and 14% of total sales for the three months ended September 30, 2012. As of September 30, 2013, no customer accounted for more than 2% of Company’s accounts receivable balance. As of September 30, 2012, onemajor customers accounted for 17% of Company’s accounts receivable balance.

Sales of two products represented approximately 93% and 3% of total sales for the three months ended September 30, 2013. Sales of two products represented approximately 92% and 3% of total sales for the three months ended September 30, 2012.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Aoxing Pharmaceutical Company, Inc. that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of any unanticipated events.

Outline of Our Business

The Company was incorporated in the State of Florida on January 23, 1996.  In 2006 the Company liquidated its previous business assets and acquired 60% of HebeiAoxing.   On July 6, 2006, the Company changed its name to “China Aoxing Pharmaceutical Company, Inc.” to better reflect the nature of its business.  On May 1, 2008 the Company completed the acquisition of an additional 35% interest in HebeiAoxing from its Chairman and Chief Executive Officer, Mr. Zhenjiang Yue.

On April 16, 2008, HebeiAoxing completed the acquisition of 100% of the registered capital of Shijiazhuang Lerentang Pharmaceutical Company Limited (“LRT”).  LRT was engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China.  In exchange for transfer of ownership of LRT to HebeiAoxing, the Company paid to the shareholders of LRT 80 million RMB and related expenses (approximately $12.4 million in total) and issued 4 million shares of common stock. Subsequently the Company undertook the integration of LRT’s business and operations into HebeiAoxing, which resulted in a requirement that our manufacturing facilities be relicensed by the government. .  In April 2011, the combined HebeiAoxing and LRT manufacturing facility received GMP certification from the Chinese State Food and Drug Administration (SFDA) for its pre-treatment, extraction, tincture, and pill workshops.  The certification marked the completion of the integration of LRT into HebeiAoxing.

On April 14, 2010, AoxingPharma’s common stock began trading on the NYSE Amex, a subsidiary of NYSE Euronext, under the ticker symbol "AXN." In anticipation of the listing, on March 29, 2010  the Company changed the name of the corporation to "Aoxing Pharmaceutical Company, Inc.," to better reflect its global brand extension, and  effected a one-for-two reverse split of its common stock.

On April 26, 2010, AoxingPharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. HebeiAoxing will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called HebeiAoxing API Pharmaceutical Company, Ltd. HebeiAoxing has a 51% stake in the joint venture, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each joint venturer has equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The new joint venture is located on the HebeiAoxing campus in XinleCity, 200 kilometers southwest of Beijing. The total capital investment is projected to be approximately $15 million during the first five years. Approximately $1 million of capital resources had been invested in the joint venture as of June 30, 2013.

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

Opioid drugs have been associated with illicit drug abuse and drug related crime since the onset of their medical use. The United Nations and its memberStates coordinate responses to this problem through international drug control conventions.  Over 95 per cent of the Member States of the United Nations are now parties to the international drug control conventions, or the “Single Convention on Narcotic Drugs, 1961,” organized by International Narcotics Control Board (“INCB”). The conventions contain the basic legal structure, obligations, tools and guidance that are needed for all States to achieve the main aims of the international drug control system: controlled universal availability of narcotic drugs and psychotropic substances for medical and scientific purposes only; prevention of drug abuse, drug trafficking and other forms of drug-related crime; and the undertaking of effective remedial action when prevention does not fully succeed. As such, the conventions constitute the world’s agreed proportionate response to the global problems of illicit drug abuse and trafficking and the world’s agreed legal framework for international drug control.

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

Results of Operations-Comparison of the quarters ended September 30, 2013 and 2012

Revenues for the three months ended September 30, 2013 were $3,577,108, representing a 37.3% increase over the revenues of $2,604,764 realized during the three months ended September 30, 2012. The increase in revenue was mainly attributed to the increase in sales of our main product, Zhongtongan. Sales of Zhongtongan were aided by our decision to expand our sales reach from the original pediatric and stomatological divisions to cover a new market in the gynecology and orthopaedics divisions in the hospitals.  To support this new direction in sales, we rebuilt the Company’s sales force and increase distribution channels which led to an increase in sales during the period ended September 30, 2013. We expect sales growth to continue through our marketing effort and because the Company’s key product, Zhongtongan, is now pre-approved to be included in the Essential Drug List (“EDL”) of at least 4 provinces. Drugs included in the EDL are reimbursable under the national health care plan and inclusion should substantially increase sales in the near future.

Cost of sales was $2,014,663 for the three months ended September 30, 2013, which was 98.6% higher than the $1,014,245 in costs incurred during the three months ended September 30, 2012.  The main reason for the increase in cost of sales was the increase in sales and increase in cost of raw materials due to end of harvest season during third quarter of 2013.We expect the cost of materials will be significantly reduced in the following quarters when the supply return to normal after the harvest season.

Gross profit was $1,562,445 during the three months ended September 30, 2013, 1.8% lower than the same period a year earlier, reflecting the higher cost of sales. Gross margin was 43.7% during the three months ended September 30, 2013 compared to 61.1% in the same period of last year. The  significant reduction in gross margin is due to short term increase in cost of sales as discussed above. We expect the gross margin will be improved in the following quarters due to reduced cost of raw materials, a modest price increase for Zhongtongan, and manufacturing efficiency enhancements.

Research and development expenses were $177,941 during the three months ended September 30, 2013, representing a 37.3% increase from $129,555 incurred during the three months ended September 30, 2012. R&D expenses fluctuate significantly from one period to another, reflecting the progress and timing of our various development projects.

General and administrative expenses were $830,050 in the three months ended September 30, 2013, 35.9% higher than $610,871 in the three months ended September 30, 2012. The increase in general and administrative expenses resulted from the gradual expansion of our operations during the period.

Selling expenses in the amount of $1,617,989 incurred during the three months ended September 30, 2013 were 165.8% higher than $608,671 spent on selling during the three months ended September 30, 2012. The increase in selling expenses was attributable to the expanded advertising and marketing campaign. The Company signed six advertising contracts totaling approximately $4.8 million with five different television stations.  The period of advertisements was from December 2012 to December 2013. However, we terminated the advertising contracts  during the period ended September 30, 2013. We do not expect the termination of advertising contracts will affect the future sales as the previous marketing effort already increased our brand awareness.

We recorded a loss from operations of $1,244,961 for the quarter ended September 30, 2013 compared to a profit from operations of $87,478 the same period last year. This quarter’s loss from operations was mainly attributed to the increase in cost of sales and selling expenses.

Net interest expense was $1,074,690 for the three months ended September 30, 2013, increased 109.6% from net interest expense of $512,789 for the three months ended September 30, 2012.  Increase in interest expense was due to increase in bank loans and higher interest rates upon renewal of loans.

Equity in loss of joint venture was $31,323 for the three months ended September 30, 2013, increased 35.0% from a loss of $23,205 for the three months ended September 30, 2012. The loss was related to the JV with Johnson MatheyPlc which has no operations yet.

The Company realized a net loss of $2,350,974 for the three months ended September 30, 2013.  However, because the Company owns only 95% of HebeiAoxing, 5% of that company’s income was attributed to the non-controlling interest.  Therefore the net loss attributable to the shareholders of Aoxing Pharmaceutical for the three months ended September 30, 2013 was $2,234,986. In comparison, during the three months ended September 30, 2012, the net loss attributable to the Company’s shareholders was $433,335, after deducting income attributable to the 5% non-controlling interest in HebeiAoxing.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

 Our cash balance as of September 30, 2013 was $1,543,502, compared to $4,007,823 as of June 30, 2013. The decrease reflected net cash use in operating activities and repayment of bank loans.

Operations during the three months ended September 30, 2013 used $2,226,298 in cash, as compared to $558,668 used for the three months ended September 30, 2012.  The primary reason for the increased use of cash was the significant increase in selling expenses discussed above.  Our investing activities during the period ended September 30, 2013 consisted of $11,475 cash used to purchase additional property and equipment. Our financing activities consisted of $243,130 cash used in repayment of bank loans and loans from related parties.

Our working capital deficit on September 30, 2013 was $23,688,749, which was $13,877,438 more than the working capital deficit of $9,811,310 on June 30, 2013.  The primary reason for the increase in our working capital deficit is the reduction in cash balances and reclassification of $11,540,871 current portion of loan payable from long term payable.

After refinancing several debts during the period ended September 30, 2013, our debt service obligations on September 30, 2013 were as following:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years

Banks	$18,499,854	$18,499,854	-	-	-	-	-
Interest Commitment - Banks	2,422,863	2,422,863
Affiliates	3,636,122	2,284,540	$1,351,582	-	-	-	-
Interest Commitment - Affiliates	579,334	222,533	356,801
Short-term borrowings	3,332,575	3,332,575	-	-	-	-	-
Interest Commitment - Short Term Borrowing	487,694	487,694	-	-	-	-	-
Others	1,411,988	1,364,326	47,662	-	-	-	-
Interest Commitment - Others	252,207	243,628	8,579	-	-	-	-
TOTAL	$30,622,637	$28,858,013	$1,764,624	-	-	-	-

 For the next 12 months, management anticipates cash use from operations will decrease, because of increased product sales and efforts to preserve cash such as suspending non essential research and development projects and termination of advertising contracts with television. Additionally, management does not expect any large capital expenditure projects in the next 12 months.  As a result, the Company will be able to operate at much lower cash burn rates, without any major impact on its operations.

The Company anticipates support from related parties.   The Company already obtained commitment from related parties to convert approximately US$3 million of amounts due to related parties to Company common stock. The Company also obtained commitment from our Chairman to provide additional loan of up to US$2.3 million to fund the Company operations. Furthermore, the Company will continue to seek financing to fund expansion of our operations, extend our reach to broader markets, or to acquire additional entities. We may rely on bank borrowing as well as capital raises.  We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

We have incurred recurring operating losses and had an accumulated deficit of $57.9 million as of September 30, 2013. In addition, we had negative working capital of $23.7 million as of September 30, 2013.  Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern. Despite recent negative operating cash flow positions, our management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing revenues of our core product sales and continued support from our lenders to rollover debt when it becomes due. If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to achieve our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013.  The term “Disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. That evaluation revealed the following material weakness in our internal control over financial reporting: the Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting causing a material weakness in internal controls, Based on the results of these self-assessments, our principal executive officer and principal financial officer concluded that AoxingPharma’s system of disclosure controls and procedures was not effective as of September 30, 2013 for the purposes described in this paragraph.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2013.

Item 2. Unregistered Sale of Securities and Use of Proceeds

(a)	Unregistered sales of equity securities

The Company did not make any unregistered sales of equity securities during the first quarter of fiscal year 2014

(c)	Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2014.

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: November 14, 2013	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By: /s/ Guoan Zhang
Guoan Zhang, Acting Chief Financial Officer
(Principal Accounting and Financial Officer)