Form 10-Q
period 2013-12-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2014-02-19
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File No. 1-32674

AOXING PHARMACEUTICAL COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	65-0636168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

444 Washington Blvd, Suite 3338, Jersey City, NJ 07310
(Address of Principal Executive Offices)
Issuer's Telephone Number: (646) 367-1747

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   X      No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer___    Accelerated filer___    Non-accelerated filer___     Smaller reporting company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____     No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

As of February 19, 2014, the number of shares outstanding of the Registrant’s common stock was 49,874,822 with $.001 par value.

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2013

TABLE OF CONTENTS

		Page No
Part I	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheet – December 31, 2013 (unaudited) and June 30, 2013	1

	Consolidated Statements of Operations and Other Comprehensive Income (Loss) – for the Three and Six Months Ended December 31, 2013 and 2012 (Unaudited)	2

	Consolidated Statements of Cash Flows – for the Six Months Ended December 31, 2013 and 2012 (Unaudited)	3

	Notes to Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

Part II	Other Information

Item 1	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2	Unregistered Sale of Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Mine Safety Disclosures	18

Item 5	Other Information	18

Item 6	Exhibits	19

Signatures		20

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2013	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,993,921	$4,007,823
Accounts receivable, net of allowance for doubtful accounts of $749,086 and $663,983, respectively	3,973,061	2,842,703
Inventories, net	2,713,750	2,621,878
Prepaid expenses and other current assets	2,849,790	2,419,790
TOTAL CURRENT ASSETS	13,530,522	11,892,194

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	26,813,474	26,941,778
Other intangible assets, net	582,011	606,643
Investment in joint venture	264,205	292,265
TOTAL LONG-TERM ASSETS	27,659,690	27,840,686

TOTAL ASSETS	$41,190,212	$39,732,880
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$3,352,960	$3,312,757
Accounts payable	4,464,665	3,412,344
Loan payable – bank	21,687,929	8,467,729
Current portion of loan payable - related parties	1,952,582	2,101,998
Current portion of loan payable - other	1,372,671	-
Accrued expenses and other current liabilities	5,880,926	4,408,676
TOTAL CURRENT LIABILITIES	38,711,733	21,703,504

LONG-TERM LIABILITIES:
Loan payable - related parties	1,359,850	1,561,013
Loan payable - others	393,850	1,403,591
Long-term bank loans	-	10,116,027
Deferred income	369,644	365,211
TOTAL LONG-TERM LIABILITIES	2,123,344	13,445,842

Common stock, par value $0.001, 100,000,000 shares authorized, 49,874,822 shares issued and outstanding on December 31, 2013 and 49,814,822 shares issued and outstanding on June 30, 2013	49,875	49,815
Additional paid in capital	58,304,496	58,296,906
Accumulated deficit	(59,694,701)	(55,633,998)
Accumulated other comprehensive income	2,987,620	2,956,846
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	1,647,290	5,669,569

NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,292,155)	(1,086,035)
TOTAL EQUITY	355,135	4,583,534

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$41,190,212	$39,732,880

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2013	2012	2013	2012

SALES	$3,466,807	$3,314,768	$7,043,915	$5,919,531
COST OF SALES	2,023,707	1,341,738	4,038,371	2,355,981
GROSS PROFIT	1,443,100	1,973,030	3,005,544	3,563,550

OPERATING EXPENSES:
Research and development expense	90,775	1,090,104	268,716	1,219,659
General and administrative expenses	617,903	756,876	1,447,952	1,367,747
Selling expenses	1,258,800	1,706,202	2,876,789	2,314,873
Depreciation and amortization	138,585	158,494	320,011	312,438
Impairment on intangible assets	-	613,739	-	613,739
TOTAL OPERATING EXPENSES	2,106,063	4,325,415	4,913,468	5,828,456

LOSS FROM OPERATIONS	(662,963)	(2,352,385)	(1,907,924)	(2,264,906)

OTHER EXPENSE:
Interest expense, net of interest income	(1,254,402)	(755,005)	(2,329,092)	(1,267,794)
Equity in loss of joint venture, net	(104)	(28,271)	(31,427)	(51,476)
TOTAL OTHER EXPENSE	(1,254,506)	(783,276)	(2,360,519)	(1,319,270)

LOSS BEFORE INCOME TAXES	(1,917,469)	(3,135,661)	(4,268,443)	(3,584,176)

Income tax expense (credit)	-	-	-	-

NET LOSS	(1,917,469)	(3,135,661)	(4,268,443)	(3,584,176)

Net loss attributed to non-controlling interest in subsidiaries	(91,752)	(145,011)	(207,740)	(160,192)
LOSS ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	(1,825,717)	(2,990,650)	(4,060,703)	(3,423,984)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	11,526	112,464	32,394	63,750

COMPREHENSIVE LOSS	(1,814,191)	(2,878,186)	(4,028,309)	(3,360,234)

Other comprehensive income attributable to non-controlling interest	577	5,623	1,620	3,188

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(1,814,768)	$(2,883,809)	$(4,029,929)	$(3,363,422)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.06)	$(0.10)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,861,126	49,756,582	49,837,974	49,685,797

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	December 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(4,060,703)	$(3,423,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	543,056	567,521
Bad debts	76,604	50,723
Common stock issued for services	7,650	287,517
Equity in loss of joint venture, net	31,427	51,476
Net loss attributable to non-controlling interests	(207,740)	(160,192)
Inventory markdown	-	(21,486)
Impairment charge on intangible assets	-	613,739
Changes in operating assets and liabilities:
Accounts receivable	(1,166,186)	10,038
Inventories	(59,709)	(6,295)
Prepaid expenses and other current assets	(398,194)	(774,775)
Accounts payable	1,005,119	25,401
Accrued expenses and other current liabilities	1,411,323	(700,901)
NET CASH USED IN OPERATING ACTIVITIES	(2,817,353)	(3,481,218)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(58,582)	(290,981)

NET CASH USED IN INVESTING ACTIVITIES	(58,582)	(290,981)

FINANCING ACTIVITIES:
Proceeds from bank loans	3,252,445	10,294,192
Payment of bank loans	(390,293)	(3,959,305)
Short-term borrowings, net of repayment	-	(3,167,444)
Payment/(proceed) of other borrowings	343,915	(217,286)
Repayment of loans to related party	(392,702)	(126,698)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,813,365	2,823,459

EFFECT OF EXCHANGE RATE ON CASH	48,668	3,232

DECREASE IN CASH	(13,902)	(945,508)
CASH – BEGINNING OF PERIOD	4,007,823	3,682,743
CASH – END OF PERIOD	$3,993,921	$2,737,235

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$1,187,993
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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

As of December 31, 2013, the Company had one operating subsidiary: HebeiAoxing Pharmaceutical Co., Inc. (“Hebei”), which is organized under the laws of the People’s Republic of China (“PRC”). As of December 31, 2013, the Company owned 95% of the issued and outstanding common stock of Hebei.

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

As of December 31, 2013, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term borrowings, loans payable, related party notes payable and unrelated party notes payable that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of December 31, 2013.

The Company does not have any level 3 financial instruments. The Company uses the discounted cash flow approach when determining fair values of its non-recurring fair value measurements when required. We determine the fair value of our goodwill for purposes of comparing to the carrying value on at least an annual basis. Our goodwill has been adjusted to fair value as it is deemed to be impaired.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3                      GOING CONCERN

The Company incurred a net loss of $4,268,443 and had $2,817,353 negative cash flow from operations during the six month period ended December 31, 2013. As of December 31, 2013, the Company’s current liabilities exceeded its current assets by $25,181,211. The Company had cash and cash equivalents of $3,993,921 as of December 31, 2013. The Company’s ability to continue as a going concern is dependent on many events outside of its direct control, including, among other things, the ability to obtain future funding. The Company’s inability to generate cash flows to meet its obligations due to the uncertainty of achieving operating profitability on an annual basis and raising required funding on reasonable terms, among other factors, raises substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Considering the high loan balance and significant negative working capital, the management of the Company believes that the large negative working capital will improve gradually through converting $3.0 million related party debt into equity, equity fund raising and improving operating results in order to sustain paying higher interests and fund on-going operations.

The management of the Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. During the year ended June 30, 2013, the Company was able to obtain long-term bank loans from Beijing International Trust Co., Ltd and use these funds to repay short-term notes. The long-term loans carry higher interest rates, but have terms of two years, providing the Company with more financial flexibility. During the six month period ended December 31, 2013, the Company extended the short term borrowing of $3.3 million from SJZ Construction Investment Corporation for another 12 months. The loan was originally due on November 3, 2013 and the new due date is November 11, 2014. The Company further obtained a $3.3 million bank loan from China Merchant Bank during the period ended December 31, 2013 and obtained $2.0 million bank loan from China Minsheng Banking Corporation Limited on January 21, 2014. In addition, the Company terminated the advertising contracts with five television stations at the end of September 2013 in order to reduce costs.

Considering that revenue for the period ended December 31, 2013 was higher than revenue during the prior year though new products did not make significant contributions, management believes operating cash flows will turn positive in the coming years as a result of its new marketing campaign and increased brand awareness of the new products. Management believes that the increased market demand for its main product in the near future and sales from several new products based on last year marketing effort will be sufficient to offset the increased selling expenses and generate substantial positive operating cash flows. Management also believes that the Company will have continued support from related parties, and will have the ability to continue to roll over short-term debt. Lastly, the Company also started the process of securing additional funds through both debt and equity financing and adopted various cost-saving strategies.

4                      INVENTORIES, NET

Inventories consist of the following:

	December 31,	June 30,
	2013	2013

Work in process	$478,887	$1,041,267
Raw materials	448,323	509,209
Finished goods	1,786,540	1,071,402
	$2,713,750	$2,621,878

The provisions for obsolete inventory as of December 31, 2013 and June 30, 2013 were $390,806 and $386,120, respectively.

5                      EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in API (see Note 2), under the equity method of accounting.

Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

	For Six Months	For the Year
	Ended	Ended
	December 31, 2013	June 30, 2013
Current assets	$7,366	$8,964
Noncurrent assets	836,959	844,268
Current liabilities	$385,587	$338,761
Noncurrent liabilities	-	-
Equity	$458,738	$514,471
Revenue	-	-
General and administrative expenses	$(61,621)	$(224,989)
Net loss	$(61,621)	$(224,989)

6                      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	December 31,	June 30,
	2013	2013
Accrued salaries and benefits	$1,274,295	$867,961
Accrued interest	1,075,075	698,320
Accrued taxes	31,093	255,275
Deposit payable	609,455	429,610
Due to employees	47,080	46,516
Advance from customers	360,460	516,183
Other accounts payable	2,134,656	711,486
Other accrued expenses and current liabilities	348,812	883,325
	$5,880,926	$4,408,676

 7                     LOAN PAYABLE – BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	December 31,	June 30,
	2013	2013
Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 7.872%, set to be 20% higher than the interest rate of the China Peoples Bank rate, initially made on April 29, 2011 and renewed again on April 18, 2013 for one year maturing on April 17, 2014	$4,906,771	$4,847,936
Bank Note in the amount of 20 million RMB with Postal Savings Bank bearing an 7.8%interest per annum, made on June 18, 2013 for one year maturing on June 17, 2014	3,271,181	3,231,958
Bank Note in the amount of 20 million RMB with China Merchant Bank bearing an annual floating rate of 7.8%, initially made on December 27, 2013 for one year maturing on December 26, 2014	$3,271,181	$-
Bank Note in the amount of 42.6 million RMB with Beijing International Trust Co., Ltd bearing an 18.0% interest per annum, made on September 24, 2012 for two year maturing on September 23, 2014	6,967,615	387,835
Bank Note in the amount of 20 million RMB with Beijing International Trust Co., Ltd bearing an 16.5% interest per annum, made on December 20, 2012and will mature on September 21, 2014	3,271,181	-
	$21,687,929	$8,467,729

8                      LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 16.58% and 15.88% per annum as of December 31, 2013 and June 30, 2013 respectively. Loans will mature as follows:

	December 31,	June 30,
	2013	2013
Within one year	$1,952,582	$2,101,998
1 – 2 years	1,359,850	1,561,013
2 – 3 years	-	-
Total	3,312,432	3,663,011
Less current portion	(1,952,582)	(2,101,998)
Loan payable-related parties, non-current	$1,359,850	$1,561,013

9                      LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 17.89% and 17.86% per annum as of December 31, 2013 and June 30, 2013 respectively. Loans will mature as following:

	December 31,	June 30,
	2013	2013

Within one year	$1,372,671	$-
1 – 2 years	393,850	1,403,591
2 – 3 years	-	-
Total	1,766,521	1,403,591
Less current portion	(1,372,671)	-
Loan payable-other, non-current	$393,850	$1,403,591

10                    ISSUANCE OF COMMON STOCK

During the period ended December 31, 2013, the Company issued 60,000 shares of common stock to three independent directors for services rendered by them.

 11                  TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	For six months ended December 31,
	2013	2012
Tax at U.S. Statutory rate	$(1,493,955)	$(1,254,462)
Tax rate difference between China and U.S.	450,777	282,145
Change in Valuation Allowance	1,043,178	972,317
Effective tax rate	$-	$-

The provisions of income taxes (credit) are summarized as follows:

	For six months ended December 31,
	2013	2012
Current	$-	$-
Deferred - U.S.	(38,462)	(133,118)
Deferred - China	(1,004,716)	(839,199)
Valuation allowance - U.S.	38,462	133,118
Valuation allowance - China.	1,004,716	839,199
Total	$-	$-

The deferred tax assets are substantially related to loss carry forwards for the past 5 years under Chinese tax law. The Company determined a full valuation allowance was necessary as of December 31, 2013 and June 30, 2013.

12                    CONCENTRATIONS

Sales to two major customers were 9.0% and 6.4% of total sales for the three months ended December 31, 2013.  Sales to three major customers accounted for 18%,16% and 15% of total sales for the three months ended December 31, 2012. As of December 31, 2013, three major customers accounted for 7.9%, 2.4% and2.3% of Company’s accounts receivable balance. As of December 31, 2012, three major customers accounted for 3.5%, nil and 1.3%of Company’s accounts receivable balance.

Sales of two major products represented approximately 90% and 4% of total sales for the three months ended December 31, 2013. Sales of two major products represented approximately 93% and 3% of total sales for the three months ended December 31, 2012.

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

On April 16, 2008, Hebei Aoxing completed the acquisition of 100% of the registered capital of ShijiazhuangLerentang Pharmaceutical Company Limited (“LRT”).    LRT was engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China.  In exchange for transfer of ownership of LRT to Hebei Aoxing, the Company paid to the shareholders of LRT 80 million RMB and related expenses (approximately $12.4 million in total) and issued 4 million shares of common stock. Subsequently the Company undertook the integration of LRT’s business and operations into Hebei Aoxing, which resulted in a requirement that our manufacturing facilities be relicensed by the government.   In April 2011, the combined Hebei Aoxing and LRT manufacturing facility received GMP certification from the Chinese State Food and Drug Administration (SFDA) for its pre-treatment, extraction, tincture, and pill workshops.  The certification marked the completion of the integration of LRT into Hebei Aoxing.

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

Scientific research suggests that opioids relieve pain in two ways. First, they attach to opioid receptors, which are specific proteins on the surface of cells in the brain, spinal cord and gastrointestinal tract. These drugs interfere with the transmission of pain messages to the brain. Second, they work in the brain to alter the sensation of pain. These drugs do not take the pain away, but they do reduce and alter the patient’s perception of the pain.  There are four broad classes of narcotics: (1) endogenous opioid peptides (opioids produced naturally in the body); (2) opiates, such as the naturally occurring alkaloids, morphine, codeine, thebaine, papaverine, and the non-alkaloid heroin (processed morphine);(3) semi-synthetic opioids, created from the natural opioids, such as hydromorphone, hydrocodone, and oxycodone; and  (4) fully synthetic opioids, such as fentanyl, pethidine, methadone, and propoxyphene.

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

Results of Operations

Revenues for the three months ended December 31, 2013 were $3,466,807, representing a 5% increase over the revenues of $3,314,768 realized during the three months ended December 31, 2012. Revenues for the six months ended December 31, 2013 were $7,043,915, representing a 19% increase over the revenues of $5,919,531 realized during the six months ended December 31, 2012. The increase in revenue was mainly attributable to the increase in sales of our main product, Zhongtongan. Sales of Zhongtongan were aided by our decision to expand our sales reach from the original pediatric and stomatological divisions to cover a new market in the gynecology and orthopaedics divisions in the hospitals.  To support this new direction in sales, we rebuilt the Company’s sales force and increase distribution channels which led to an increase in sales during the periods ended December 31, 2013. Our marketing effort was aided by the fact that the Company’s key product, Zhongtongan, is now pre-approved to be included in the Essential Drug List (“EDL”) of at least 4 provinces. Drugs included in the EDL are reimbursable under the national health care plan.  We anticipate that inclusion in the EDL will substantially increase sales in the near future.

Cost of sales was $2,023,707 for the three months ended December 31, 2013, which was 51% higher than the $1,341,738 incurred during the three months ended December 31, 2012. Cost of sales was $4,038,371 for the six months ended December 31, 2013, which was 71% higher than the $2,355,981 in costs incurred during the six months ended December 31, 2012.  The main reason for the increase in cost of sales was the increase in cost of raw materials when the harvest season ended during our first fiscal quarter. We continued to absorb the high cost of raw materials during our second fiscal quarter.  However, we expect the cost of raw materials will be significantly reduced in subsequent quarters.

As a result of the increase in cost of raw materials, gross profit of $1,344,100 and $3,005,544 during the three and six months ended December 31, 2013 was 27% and 16% lower than the same periods a year earlier. Gross margins, in turn, were only 41.6% and 42.7% during the three and six month periods ended December 31, 2013 compared to 59.5% and 60.2% in the same periods of last year. We expect gross margin will be improved in the following quarters due to reduce in cost of raw materials and manufacturing efficiency enhancements.

Research and development (“R&D”) expenses were $90,775 during the three months ended December 31, 2013, representing a 92% decrease from $1,090,104 incurred during the three months ended December 31, 2012. R&D expenses fluctuate significantly from one period to another, reflecting the progress and timing of our various development projects. For example, R&D expenses during the quarter ended September 30, 2013 exceeded R&D expenses in the quarter ended September 30, 2012, with the result that R&D expenses during the six months ended December 31, 2013 were only 78% lower than during the six months ended December 31, 2012.

General and administrative expenses were $617,903 in the three months ended December 31, 2013, representing an 18% decrease from $756,876 incurred during the three months ended December 31, 2012. General and administrative expenses were $1,447,953 in the six months ended December 31, 2013, 6% higher than the $1,367,747 incurred during the six months ended December 31, 2012. The increase in general and administrative expenses during the six month period resulted from the gradual expansion of our operations, offset during the recent quarter by our effective cost saving and control procedures implemented during the period.

Selling expenses in the amount of $2,876,789 incurred during the six months ended December 31, 2013 were 24% higher than the $2,314,873 incurred during the six months ended December 31, 2012.  The increase was mainly attributable to an increase in advertising cost during first quarter of fiscal 2014. In December 2012 the Company signed six advertising contracts totaling approximately $4.8 million with five different television stations.  These advertising contracts were terminated during the quarter ended September 30, 2013. We do not expect the termination of advertising contracts will affect the future sales as the previous marketing effort already increased our brand awareness. As a result of the termination, selling expenses in the amount of $1,258,800 incurred during the three months ended December 31, 2013 were 26% lower than $1,706,202 incurred on selling expenses during the three months ended December 31, 2012.  The decrease in selling expenses was also caused by a decrease in travel expenses.

Although our loss from operations for the first half of fiscal 2014 was slightly higher than the loss from operations recorded in the first half of fiscal 2013, we reduced our loss from operations 3 for the quarter ended December 31, 2013 to $662,963 from  $2,352,385 incurred during the same period a year earlier. The decrease in loss from operations was due to the reduction in R&D and selling expenses, as well as the fact that we incurred a $0.6 million loss on impairment on intangible assets recorded during the quarter ended December 31, 2012.

Net interest expense was $2,329,092 for the six months ended December 31, 2013, an increase of 84% from net interest expense of $1,267,794 for the six months ended December 31, 2012.  The Company’s short and long term debt increased by $9,822,160 comparing December 31, 2012 to December 31, 2013, causing the increase in net interest expense.

Equity in loss of joint venture was $104 and $31,427 for the three and six months periods ended December 31, 2013, an improvement from the $28,271 and  $51,476 incurred during the comparable periods of fiscal 2013. The losses related to the JV with Johnson MatheyPlc are expected to continue, as the JV has not commenced operations.

The Company realized a net loss of $1,917,469 for the three months ended December 31, 2013 and $4,268,443 for the six months ended December 31, 2013.  However, because the Company owns only 95% of HebeiAoxing, 5% of the Company’s net loss was attributed to the non-controlling interest. Therefore the net loss attributable to the shareholders of Aoxing Pharmaceutical for the three and six months ended December 31, 2013 was $1,825,717 and $4,060,703, respectively.  In comparison, during the three and six months ended December 31, 2012, the net loss attributable to the Company’s shareholders was $2,990,650 and $3,423,984, after deducting the 5% non-controlling interest in HebeiAoxing.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

 Our cash balance as of December 31, 2013 was $3,993,921, compared to $4,007,823 as of June 30, 2013. We sustained our cash position, despite using $2.8 million in operative activities, by increasing our bank loans.

Operations during the six month period ended December 31, 2013 used $2,817,353 in cash, as compared to $3,481,218 used for the period ended December 31, 2012.  The primary reason for the decreased use of cash was the significant increase in accrued expenses during the recent period.

Our investing activities during the six month period ended December 31, 2013 consisted of $58,582 cash used to purchase additional property and equipment. Our financing activities consisted of $2,813,365 net cash provided by bank loans and loans from related parties.

Our working capital deficit on December 31, 2013 was $25,181,211, which was $15,369,900 more than the working capital deficit of $9,811,311 on June 30, 2013.  The primary reasons for the increase in our working capital deficit are our net loss, which was funded by an increase in short-term bank loans, and the reclassification of $10,116,027 to current portion of loan payable from long term payable.

As a result of several debts refinancing during the six month period ended December 31, 2013, our debt service and advertisement service obligations on December 31, 2013 were as following:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years

Banks	$21,687,929	$21,687,929	-	.	.	-	-
Interest Commitment –Banks	$2,657,507	$2,657,507	-	-	-	-	-
Affiliates	3,312,432	1,952,582	$1,359,850	$-	-	-	-
Interest Commitment -Affiliates	548,288	189,305	$358,983	$-	-	-	-
Short-term borrowings	3,352,960	3,352,960	-	-	-	-	-
Interest Commitment -Short-term borrowings	490,677	490,677	-	-	-	-	-
Others	1,766,521	1,372,671	393,850	-	-	-	-
Interest Commitment -Others	316,011	245,118	70,893	-
TOTAL	$34,132,325	$31,948,749	$2,183,576	-	-	-	-

 For the next 12 months, management anticipates cash use from operations will decrease, because of increased product sales and efforts to preserve cash such as suspending non essential research and development projects and terminating our television advertising contracts. Additionally, management does not expect any large capital expenditure projects in the next 12 months.  As a result, the Company will be able to operate at much lower cash burn rates, without any major impact on its operations. The management believes the improving operating results will cover the increase in interest expenses due to higher loan balances.

The Company anticipates support from related parties.  The Company already obtained commitment from related parties to convert approximately US$3 million of amount due to related parties to the Company’s common stock. The Company also obtained commitment from our Chairman to provide additional loans of up to US$3.3 million to fund the Company operations. Furthermore, the Company will continue to seek financing to fund expansion of our operations, extend our reach to broader markets, or to acquire additional entities. We may rely on bank borrowing as well as capital raises through strategic partnerships.  We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

We have incurred recurring operating losses and had an accumulated deficit of $59.7 million as of December 31, 2013. In addition, we had negative working capital of $25.2 million as of December 31, 2013.  Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern. Despite recent negative operating cash flow positions, our management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing revenues and profit margins of our core product sales and continued support from our lenders to rollover debt when it becomes due. If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to achieve our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013.  The term “Disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. That evaluation revealed the following material weakness in our internal control over financial reporting: the Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting causing a material weakness in internal controls, Based on the results of these self-assessments, our principal executive officer and principal financial officer concluded that AoxingPharma’s system of disclosure controls and procedures was not effective as of December 31, 2013 for the purposes described in this paragraph.

To remediate the weakness, the Company plans to continue to train our internal accountants in US GAAP and SEC reporting and engaged a 3rd party consultant. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted by the PRC, management has determined they require additional training for US GAAP and SEC reporting. We plan for the above to be remediated, which we hope will provide for much greater credibility and consistency in the financial statements.

Changes in Internal Control over Financial Reporting.

There was no change in internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect Aoxing Pharmaceutical’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings.

None

Item 1A.               Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2013.

Item 2.               Unregistered Sale of Securities and Use of Proceeds

(a)	Unregistered sales of equity securities

The Company did not make any unregistered sales of equity securities during the second quarter of fiscal year 2014

(c)	Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2014.

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: February 19, 2014	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer (Principal Executive Officer)

Date: February 19, 2014	By: /s/ Guoan Zhang
Guoan Zhang, Acting Chief Financial Officer (Principal Accounting and Financial Officer)