Form 10-Q
period 2014-03-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2014-05-14
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2014

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. YesX   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   X    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer_______acceleratedfiler_________Non-accelerated filer_________Smaller reporting company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

As of May 14, 2014, the number of shares outstanding of the Registrant’s common stock was 49,874,822 with $.001 par value.

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2014

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,390,540	$4,007,823
Accounts receivable, net of allowance for doubtful accounts of $792,632and $663,983, respectively	4,142,911	2,842,703
Inventories, net	1,901,070	2,621,878
Prepaid expenses and other current assets	3,334,339	2,419,790
TOTAL CURRENT ASSETS	11,768,860	11,892,194

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	26,524,075	26,941,778
Intangible assets, net	561,387	606,643
Investment in joint venture	262,045	292,265
TOTAL LONG-TERM ASSETS	27,347,507	27,840,686

TOTAL ASSETS	$39,116,367	$39,732,880

IABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$5,272,208	$3,312,757
Accounts payable	3,762,022	3,412,344
Loan payable – bank	21,510,609	8,467,729
Current portion of loan payable - related parties	1,354,524	2,101,998
Accrued expenses and other current liabilities	3,780,643	4,408,676
TOTAL CURRENT LIABILITIES	35,680,006	21,703,504

LONG-TERM LIABILITIES:
Loan payable - related parties	1,736,206	1,561,013
Loan payable - others	2,889,983	1,403,591
Long-term bank loans	-	10,116,027
Deferred income	366,621	365,211
TOTAL LONG-TERM LIABILITIES	4,992,810	13,445,842

Common stock, par value $0.001, 100,000,000 shares authorized, 49,874,822 shares issued and outstanding on March 31, 2014 and 49,814,822 shares issued and outstanding on June 30, 2013	49,875	49,815
Additional paid in capital	58,310,646	58,296,906
Accumulated deficit	(61,516,838)	(55,633,998)
Accumulated other comprehensive income	2,983,497	2,956,846
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	(172,820)	5,669,569

NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,383,629)	(1,086,035)
TOTAL EQUITY	(1,556,449)	4,583,534

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$39,116,367	$39,732,880

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended			For the nine months ended
	March 31,			March 31,
	2014		2013	2014	2013

SALES	$2,445,793		$1,885,133	$9,489,708	$7,804,664
COST OF SALES	1,425,630		708,395	5,464,000	3,064,377
GROSS PROFIT	1,020,163		1,176,738	4,025,708	4,740,287

OPERATING EXPENSES:
Research and development expense	222,654		186,972	491,370	1,406,631
General and administrative expenses	798,674		491,086	2,246,628	1,857,924
Selling expenses	559,226		2,662,948	3,436,015	4,977,821
Depreciation and amortization	157,483		136,098	477,493	448,535
Impairment on intangible assets	-		-	-	614,648
TOTAL OPERATING EXPENSES	1,738,037		3,477,104	6,651,506	9,305,559

LOSS FROM OPERATIONS	(717,874)		(2,300,366)	(2,625,798)	(4,565,272)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(1,195,471)		(790,089)	(3,524,563)	(2,057,883)
Equity in loss of joint venture, net	(49)		(29,353)	(31,476)	(80,829)
Subsidy income	-		390,458	-	390,458
TOTAL OTHER EXPENSE	(1,195,520)		(428,984)	(3,556,039)	(1,748,254)

LOSS BEFORE INCOME TAXES	(1,913,394)		(2,729,350)	(6,181,837)	(6,313,526)

Income tax expense (credit)	-		-	-	-

NET LOSS	(1,913,394)		(2,729,350)	(6,181,837)	(6,313,526)

Net loss attributed to non-controlling interest in subsidiaries	(91,257)		(133,689)	(298,997)	(293,881)
LOSS ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	(1,822,137	) )	(2,595,661)	(5,882,840)	(6,019,645)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(4,340)		45,306	28,055	109,056

COMPREHENSIVE LOSS	(1,826,477)		(2,550,355)	(5,854,785)	(5,910,589)

Other comprehensive income (loss) attributable to non-controlling interest	(217)		2,265	1,403	5,453

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(1,826,260))		$(2,552,620)	$(5,856,188)	$(5,916,042)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)		$(0.05)	$(0.12)	$(0.12))
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,850,077		49,814,822	49,850,077	49,728,178

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(5,882,840)	$(6,019,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	744,152	841,540
Bad debts	126,595	50,798
Common stock issued for services	13,800	291,567
Equity in loss of joint venture, net	31,476	80,829
Net loss attributable to non-controlling interests	(298,997)	(293,880)
Inventory markdown	-	(21,518)
Impairment charge on intangible assets	-	614,648
Changes in operating assets and liabilities:
Accounts receivable	(1,421,042)	80,058
Inventories	733,887	(393,404)
Prepaid expenses and other current assets	(908,822)	(1,190,140)
Accounts payable	337,864	(339,802)
Accrued expenses and other current liabilities	(647,034)	(250,302)
NET CASH USED IN OPERATING ACTIVITIES	(7,170,961)	(6,549,251)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(172,530)	(387,827)

NET CASH USED IN INVESTING ACTIVITIES	(172,530)	(387,827)

FINANCING ACTIVITIES:
Proceeds from bank loans	13,062,804	10,309,442
Payment of bank loans	(10,196,154)	(3,965,170)
Short-term borrowings, net of repayment	1,954,534	-
Payment/(proceed)of other borrowings	1,486,963	(189,296)
Repayment of loans to related party	(588,773)	(126,885)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,719,374	6,028,091

EFFECT OF EXCHANGE RATE ON CASH	6,834	20,180

DECREASE IN CASH	(1,617,283)	(888,807)
CASH – BEGINNING OF PERIOD	4,007,823	3,682,743
CASH – END OF PERIOD	$2,390,540	$2,793,936

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,093,765	$1,926,360
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

As of March 31, 2014, the Company had one operating subsidiary: HebeiAoxing Pharmaceutical Co., Inc. (“Hebei”), which is organized under the laws of the People’s Republic of China (“PRC”). As of March 31, 2014, the Company owned 95% of the issued and outstanding common stock of Hebei.

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

As of March 31, 2014, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term borrowings, loans payable, related party notes payable and unrelated party notes payable that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of March 31, 2014.

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

In July 2013, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update or ASU No. 2013-11, "Income Taxes (Topic740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force)." This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except in certain situations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity's operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. The Company currently does not have operations that are reported as discontinued operations and does not expect the adoption of this guidance to have a material effect the Company’s financial position, results of operations, or cash flows.

3                      GOING CONCERN

The Company incurred a net loss of $6,181,837and had $7,170,961 negative cash flow from operations during the nine month period ended March 31, 2014. As of March 31, 2014, the Company’s current liabilities exceeded its current assets by $23,911,146. The Company had cash and cash equivalents of $2,390,540as of March 31, 2014. The Company’s ability to continue as a going concern is dependent on many events outside of its direct control, including, among other things, the ability to obtain future funding. The Company’s inability to generate cash flows to meet its obligations due to the uncertainty of achieving operating profitability on an annual basis and raising required funding on reasonable terms, among other factors, raises substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Considering the high loan balance and significant negative working capital, the management of the Company believes that the large negative working capital will improve gradually through converting $3.0 million related party debt into equity by the end of 2014, equity fund raising and improving operating results in order to sustain paying higher interests and fund on-going operations.

The management of the Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. During the nine month period ended March 31, 2014, the Company obtained an extension of the short term borrowing of $3.2 million from SJZ Construction Investment Corporation for another 12 months. The loan was originally due on November 3, 2013 and the new due date is November 11, 2014. The Company further obtained a $3.2 million bank loan from China Merchant Bank during the period ended March 31, 2014. In addition, the Company terminated the advertising contracts with five television stations at the end of September 2013 in order to reduce costs.

Considering that revenue for the period ended March 31, 2014 was higher than revenue during the prior year, though new products did not make significant contributions, management believes operating cash flows will turn positive in the coming years as a result of its new marketing campaign and increased brand awareness of the main products. Management believes that the increased market demand for its main product in the near future and sales from several new products based on last year marketing effort will be sufficient to offset the increased interest expenses and generate substantial positive operating cash flows. Management also believes that the Company will have continued support from related parties, and will have the ability to continue to roll over short-term debt. Lastly, the Company also started the process of securing additional funds through both debt and equity financing and adopted various cost-saving strategies.

 4                     INVENTORIES, NET

Inventories consist of the following:

	March 31,	June 30,
	2014	2013

Work in process	$372,098	$1,041,267
Raw materials	543,542	509,209
Finished goods	985,430	1,071,402
	$1,901,070	$2,621,878

The provisions for obsolete inventory as of March 31, 2014 and June 30, 2013 were $387,611 and $386,120, respectively.

5                      EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in API (see Note 2), under the equity method of accounting.

Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

	For Nine Months	For the Year
	Ended	Ended
	March 31, 2014	June 30, 2013

Current assets	$7,306	$8,964
Noncurrent assets	830,116	844,268
Current liabilities	382,434	$338,761
Noncurrent liabilities	-	-
Equity	454,988	$514,471
Revenue	-	-
General and administrative expenses	(61,718)	$(224,989)
Net loss	$(61,718)	$(224,989)

6                      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	March 31,	June 30,
	2014	2013

Accrued salaries and benefits	$805,321	$867,961
Accrued interest	1,066,285	698,320
Accrued taxes	194,436	255,275
Deposit payable	631,065	429,610
Due to employees	46,696	46,516
Advance from customers	344,856	516,183
Other accounts payable	669,023	711,486
Other accrued expenses and current liabilities	22,961	883,325
	$3,780,643	$4,408,676

  7                    LOAN PAYABLE – BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	March 31,	June 30,
	2014	2013

Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 7.872%, set to be 20% higher than the interest rate of the China Peoples Bank rate, initially made on April 29, 2011 and renewed again on April 18, 2013 for one year maturing on April 17, 2014	$4,866,654	$4,847,936

Bank Note in the amount of 20 million RMB with Postal Savings Bank bearing an 7.8%interest per annum, made on June 18, 2013 for one year maturing on June 17, 2014	3,244,436	3,231,958

Bank Note in the amount of 20 million RMB with China Merchant Bank bearing an annual floating rate of 7.8%, initially made on December 27, 2013 for one year maturing on December 26, 2014	$3,244,436	$-

Bank Note in the amount of 42.6 million RMB with Beijing International Trust Co., Ltd bearing an 18.0% interest per annum, made on September 24, 2012 for two year maturing on September 23, 2014	6,910,647	387,835

Bank Note in the amount of 20 million RMB with Beijing International Trust Co., Ltd bearing an 16.5% interest per annum, made on December 20, 2012 and will mature on September 21, 2014	3,244,436	-
	$21,510,609	$8,467,729

8                      LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 17.00% and 15.88% per annum as of March 31, 2014 and June 30, 2013 respectively. Loans will mature as follows:

	March 31,	June 30,
	2014	2013

Within one year	$1,354,524	$2,101,998
1 – 2 years	-	1,561,013
2 – 3 years	1,736,206	-
Total	3,090,730	3,663,011
Less current portion	(1,354,524)	(2,101,998)
Loan payable-related parties, non-current	$1,736,206	$1,561,013

9                      LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 10.85% and 17.86% per annum as of March 31, 2014 and June 30, 2013 respectively. Loans will mature as following:

	March 31,	June 30,
	2014	2013

Within one year	$-	$-
1 – 2 years	-	1,403,591
2 – 3 years	2,889,983	-
Total	2,889,983	1,403,591
Less current portion	-	-
Loan payable-other, non-current	$2,889,983	$1,403,591

10                    ISSUANCE OF COMMON STOCK

No new shares were issued by the Company during the period ended March 31, 2014.

11                    TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	For nine months ended March 31,
	2014	2013

Tax at U.S. Statutory rate	$(2,163,643)	$(1,254,462)
Tax rate difference between China and U.S.	634,777	(358,609)
Change in Valuation Allowance	1,528,866	1,613,071
Effective tax rate	$-	$-

 11                   TAXES (Continued)

The provisions of income taxes (credit) are summarized as follows:

	For nine months ended March 31,
	2014	2013
Current	$-	$-
Deferred - U.S.	(68,510)	(152,571)
Deferred - China	(1,460,356)	(1,460,500)
Valuation allowance - U.S.	68,510	152,571
Valuation allowance - China.	1,460,356	1,460,500
Total	$-	$-

The deferred tax assets are substantially related to loss carry forwards for the past 5 years under Chinese tax law. The Company determined a full valuation allowance was necessary as of March 31, 2014 and June 30, 2013.

12                   CONCENTRATIONS

Sales to three major customers were 6%, 6% and 5% of total sales for the three months ended March 31, 2014.  Sales to three major customers accounted for 49%, 25% and 10% of total sales for the three months ended March 31, 2013. The decrease in concentration in major customers was due to a change of sales strategy from distribution channel to direct sales. As of March 31, 2014, three major customers accounted for 6%, 4% and 3% of Company’s accounts receivable balance. As of March 31, 2013, two major customers accounted for 13% and 4% of the Company’s accounts receivable balance.

Sales of two major products represented approximately 91% and 3% of total sales for the three months ended March 31, 2014 and March 31, 2013.

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

On April 14, 2010, AoxingPharma’s common stock began trading on the NYSE MKT, a subsidiary of NYSE Euronext, under the ticker symbol "AXN." In anticipation of the listing, on March 29, 2010  the Company changed the name of the corporation to "Aoxing Pharmaceutical Company, Inc.," to better reflect its global brand extension, and  effected a one-for-two reverse split of its common stock.

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

Results of Operations

Revenues for the three months ended March 31, 2014 were $2,445,793, representing a 30% increase over the revenues of $1,885,133 realized during the three months ended March 31, 2013. Revenues for the nine months ended March 31, 2014 were $9,489,708, representing a 22% increase over the revenues of $7,804,664realized during the nine months ended March 31, 2013. The increase in revenue was mainly attributable to the increase in sales of our main product, Zhongtongan. Sales of Zhongtongan were aided by our decision to expand our sales reach from the original pediatric and stomatological divisions to cover a new market in the gynecology and orthopaedics divisions in the hospitals.  To support this new direction in sales, we rebuilt the Company’s sales force and increased distribution channels, which led to an increase in sales during the periods. Our marketing effort was aided by the fact that the Company’s key product, Zhongtongan, is now pre-approved to be included in the Essential Drug List (“EDL”) of at least 4 provinces. Drugs included in the EDL are reimbursable under the national health care plan.  We anticipate that inclusion in the EDL will substantially increase sales in the near future.

Cost of sales was $1,425,630 for the three months ended March 31, 2014, which was 101% higher than the $708,395 incurred during the three months ended March 31, 2013. Cost of sales was $5,464,000 for the nine months ended March 31, 2014, which was 78% higher than the $3,064,377 in costs incurred during the nine months ended March 31, 2013.  The main reason for the increase in cost of sales was the increase in cost of raw materials as a result of a harvest shortfall at the end of 2013. However, we expect the cost of raw materials will be reduced by the fourth quarter of 2014.

As a result of the increase in cost of raw materials, gross profit of $1,020,163 and $4,025,708 during the three and nine months ended March 31, 2014 was 20.7% and18.3% lower than the same periods a year earlier. Gross margins, in turn, were only 41.7% and 42.4% during the three and nine month periods ended March 31, 2014 compared to 62.4% and 60.7% in the same periods of last year. We expect gross margin will be improved in the following quarters due to reduction in the cost of raw materials and manufacturing efficiency enhancements.

Research and development (“R&D”) expenses were $222,654 during the three months ended March 31, 2014, representing a 19%increase from $186,972incurred during the three months ended March 31, 2013. R&D expenses fluctuate significantly from one period to another, reflecting the progress and timing of our various development projects. R&D expenses during the nine months ended March 31, 2014 were 65%lower than during the nine months ended March 31, 2013. We do not expect the reduction in R&D expenses will have significant impact on the product roll-out, as the Company has already devoted sufficient resources in R&D during prior years.

General and administrative expenses were $798,674 in the three months ended March 31, 2014, representing a63% increase from $490,177 incurred during the three months ended March 31, 2013. General and administrative expenses were $2,246,628 in the nine months ended March 31, 2014, 21% higher than the $1,857,924incurred during the nine months ended March 31, 2013. The increase in general and administrative expenses resulted from the increase in salary expenses due to gradual expansion of our operations.

Selling expenses in the amount of $3,436,015 incurred during the nine months ended March 31, 2014 were 31% lower than the $4,977,821 incurred during the nine months ended March 31, 2013.  The decrease was mainly attributable to a decrease in advertising cost during the periods. In December 2012 the Company signed six advertising contracts totaling approximately $4.8 million with five different television stations.  These advertising contracts were terminated during the quarter ended September 30, 2013. We do not expect the termination of advertising contracts will affect the future sales as the previous marketing effort already increased our brand awareness. As a result of the termination, selling expenses in the amount of $559,226 incurred during the three months ended March 31, 2014 were 79% lower than $2,662,948 incurred on selling expenses during the three months ended March 31, 2013. The decrease in selling expenses was also caused by a decrease in travel expenses.

Despite the reduction in gross profit due to increased cost of sales during fiscal 2014, we reduced our loss from operations for the nine months ended March 31, 2014 to $2,625,798 from $3,950,624 incurred during the same period a year earlier. The decrease in loss from operations was due to the reduction in R&D and selling expenses. In addition, we incurred a $0.6 million impairment on intangible assets expense during the nine months ended March 31, 2013.

Net interest expense was $3,524,563 for the nine months ended March 31, 2014, an increase of 71% from net interest expense of $2,057,893 for the nine months ended March 31, 2013.  The Company’s short and long term debt increased by $9,142,080 from March 31, 2013 to March 31, 2014, causing the increase in net interest expense.

Equity in loss of joint venture was $49 and $31,476 for the three and nine months periods ended March 31, 2014, an improvement from the $29,353 and $80,829incurred during the comparable periods of fiscal 2013.The losses related to the JV with Johnson MatheyPlc are expected to continue, as the JV has not commenced operations.

The Company realized a net loss of $1,913,394 for the three months ended March 31, 2014 and $6,181,837for the nine months ended March 31, 2014.  However, because the Company owns only 95% of Hebei Aoxing, 5% of the Company’s net loss was attributed to the non-controlling interest. Therefore the net loss attributable to the shareholders of Aoxing Pharmaceutical for the three and nine months ended March 31, 2014 was $1,822,137 and $5,882,840, respectively.  In comparison, during the three and nine months ended March 31, 2013, the net loss attributable to the Company’s shareholders was $2,959,661 and $6,019,645, after deducting the 5% non-controlling interest in Hebei Aoxing.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

 Our cash balance as of March 31, 2014 was $2,390,540, compared to $4,007,823 as of June 30, 2013. We sustained our cash position, despite using $7.2 million in operative activities, by increasing our bank loans.

Operations during the nine month period ended March 31, 2014 used $7,170,961 in cash, as compared to $6,549,251 used during the nine month period ended March 31, 2013.  The primary reason for the increased use of cash was the increase in accounts receivable during the recent period.

Our investing activities during the nine month period ended March 31, 2014 consisted of $172,530 cash used to purchase additional property and equipment.

Our financing activities during the nine months ended March 31, 2014 yielded $5,719,374 in net cash. We increased our bank loans, net of repayments, by $2,866,650. In addition we obtained $3,441,497 in miscellaneous short term loans, from which we used $588,773 to reduce our obligations to related parties.

Our working capital deficit on March 31, 2014 was $23,911,146, which was $14,099,835more than the working capital deficit of $9,811,311 on June 30, 2013.  The primary reasons for the increase in our working capital deficit are our net loss, which we funded by an increase in short-term bank loans, and the reclassification of $10.1 million in bank debt from long-term to current liabilities.

As a result of several debts refinancing during the nine month period ended March 31, 2014, our debt service obligations on March 31, 2014 were as following:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Banks	$21,510,609	$21,510,609
Interest Commitment - Banks	2,635,780	2,635,780
Affiliates	3,090,730	1,354,524	$1,736,206
Interest Commitment - Affiliates	356,048	356,048
Short-term Borrowings	5,272,208	5,272,208
Interest Commitment - Short-term Borrowings	778,665	778,665
Others	2,889,983		2,889,983
Interest Commitment - Others	313,427		313,427
TOTAL	$36,847,450	$31,907,834	$4,936,616

 For the next 12 months, management anticipates cash use from operations will decrease, because of increased product sales and efforts to preserve cash such as suspending non-essential research and development projects and terminating our television advertising contracts. Additionally, management does not expect any large capital expenditure projects in the next 12 months.  As a result, the Company will be able to operate at much lower cash burn rates, without any major impact on its operations. The management believes the improving operating results will cover the increase in interest expenses due to higher loan balances.

The Company anticipates support from related parties.  The Company already obtained commitment from related parties to convert approximately US$3 million of amounts due to related parties into the Company’s common stock. The Company also obtained commitment from our Chairman to provide additional loans of up to US$3.2 million to fund the Company operations. Furthermore, the Company will continue to seek financing to fund expansion of our operations, extend our reach to broader markets, or to acquire additional entities. We may rely on bank borrowing as well as capital raises through strategic partnerships.  We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

We have incurred recurring operating losses and had an accumulated deficit of $61.5 million as of March 31, 2014. In addition, we had negative working capital of $23.9 million as of March 31, 2014.  Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern. Despite recent negative operating cash flow positions, our management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing revenues and profit margins of our core product sales and continued support from our lenders to rollover debt when it becomes due. If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to achieve our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014.  The term “Disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. That evaluation revealed the following material weakness in our internal control over financial reporting: the Company’s accounting personnel are relatively inexperienced with certain complexities within US GAAP and SEC reporting causing a material weakness in internal controls, Based on the results of these self-assessments, our principal executive officer and principal financial officer concluded that AoxingPharma’s system of disclosure controls and procedures was not effective as of March 31, 2014 for the purposes described in this paragraph.

To remediate the weakness, the Company plans to continue to train our internal accountants in US GAAP and SEC reporting and engaged a 3rd party consultant. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined they require additional training for US GAAP and SEC reporting. We plan for the above deficiency to be remediated, which we hope will provide for greater credibility and consistency in the financial statements.

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

The Company did not make any unregistered sales of equity securities during the third quarter of fiscal year 2014

(c)	Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2014.

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: May 14, 2014	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	By: /s/ Guoan Zhang
Guoan Zhang, Acting Chief Financial Officer
(Principal Accounting and Financial Officer)