Form 10-K
period 2014-06-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2014-09-29
CIK 1060426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 1-32674

AOXING PHARMACEUTICAL COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	65-0636168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

444 Washington Blvd, Suite 3338, Jersey City, NJ 07310
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 646-367-1747

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange Where Registered
Common Stock, $.001 par value	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of December 31, 2013, the last business day of the second fiscal quarter, was $5,349,154.

As of September 29, 2014 the number of shares outstanding of the Registrant’s common stock was 61,737,100 with $.001 par value.

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

Our fiscal year ends on June 30, and any references herein to “Fiscal 2014” mean the year ended June 30, 2014, and references to other “Fiscal” years mean the year ending June 30 of the year indicated.

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

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei Aoxing will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. Hebei Aoxing has a 51% stake in the joint venture, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each joint venturer has equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The new joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment was projected to be approximately $15 million during the first five years at the time of establishment.. Approximately $1 million of capital resources had been invested in the joint venture as of June 30, 2014.
The slower than planned investment is mainly because of the pending API manufacturing licenses and the Company’s focus on marketing current approved products.

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

We have more than 100 products under licenses from Chinese SFDA.    The following is a brief description of the two  products that generate most of our revenue.

Zhongtongan:  It is a capsule of herbal extraction manufactured under modern GMP standard for the indication of oral and dental pain. We expanded its use to include gynecological and orthopedic application in 2011.  It is currently our main product and accounted for more than 90% of our total sales in 2014.

Bismuth Potassium Citrate: An oral solution containing bismuth subcitrate potassium, for the treatment of chronic gastritis and stomachache due to excessive stomach acid.

Research and Development

We have an in-house state-of-art facility which allows our multi-discipline team to conduct pharmaceutical research and development.  Our research and development (“R&D”) team consists of chemists, biologists, pharmacologists and other technical experts.  The team works on multiple projects, ranging from early stage discovery to advanced clinical studies.  Our team is capable of performing chemical synthesis, analytic analysis, pharmacology, toxicology as well as other technical tasks related to pharmaceutical industry.  During our fiscal year 2014, we invested $569,699 in R&D efforts.  Our R&D expenditures during fiscal 2013 and 2012 were $1,480,217 and 577,951, respectively.  In addition, we rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

 The five principal product lines under development by our R&D staff (and the progress of development) are described below:

Tilidine Tablets (under production preparation).  Tilidine hydrochloride is an orally-absorbed synthetic narcotic analgesic.  Tilidine hydrochloride is used in 50mg or 100mg dosage strength for relief of acute, moderate to severe pain, and chronic cancer-related pain. It is mainly used in European countries, including Germany, Belgium, Ireland, Italy, Switzerland, etc. It is not available in China at the moment.

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

Our Phase III clinical study of Tilidine Hydrochloride tablets was a multi-center, randomized, double-blind and active-control study which covered two pivotal trials: (1) a trial of 200 patients with post-operative pain for the indication of acute moderate to severe pain; and (2) a trial of 120 patients with cancer pain for the indication of chronic moderate to severe pain. The study was conducted at 9 metropolitan hospitals in China. The primary endpoints used to evaluate the efficacy were the sum of pain score differences, measured by Pain Intensity Difference (PID). The Company had submitted the New Drug Application (NDA) for the final production clearance to the China SFDA and has received its final approval. The China SFDA is currently reviewing the Company’s GMP facilities for the production of Tilidine and we expect to start production by the end of 2014. Tilidine is designated as a Class III New Medicine with at least three-year market exclusivity protection upon clearance by the China SFDA.

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

Buprenorphine/Naloxone (entering review phase). In November 2007, the China SFDA granted Hebei Aoxing and its partner, the National Institute of Drug Dependence at Beijing University, an important research and development license for Buprenorphine/Naloxone sublingual combo tablet to treat opioid dependence. This project has been a joint effort of scientists from our Company and Beijing University since April 2005. This new combo therapy is expressly designed to combine the proven effectiveness and tolerability of buprenorphine with a lower potential for misuse, underlining our commitment to this therapy area.  There is much peer-reviewed evidence of superior efficacy and safety profile for this therapy.

In August 2010, the China SFDA granted the Company authority to initiate the registration clinical trial of Buprenorphine/Naloxone sublingual tablets for opioid addiction treatment.  The approval enables Aoxing Pharma to move forward to the final development stage with this therapy, which is novel in China as it is not yet available to patients.  The registration trial is administered by the National Institute on Drug Dependence of China at Beijing University, the co-development partner of Aoxing Pharma.  The patient enrollment takes place in at least three Compulsory Drug Dependence Treatment Centers.   The clinical trial was collaborated by Kunming General Hospital of Chengdu Military Region as leader unit, and Shanghai Mental Health Center and Guangzhou psychiatric hospital as member units since April, 2004; the phase I and phase II clinical trial was completed. (This project doesn't require phase III clinical trial). The trial is designed to establish the safety and efficacy of the Buprenorphine/Naloxone sublingual tablet therapy among patients who are suffering from opioid dependence.  The registration trial is a multi-center, randomized, double-blind and active-control study, which is planned to enroll approximately 280 patients registered at Compulsory Drug Dependence Treatment Centers.  Subjects are randomized during a brief induction phase, a multi-week maintenance phase and a detoxification phase. The Company is currently applying for the production licenses.

Based on Chinese government data, drug abuse and addiction has become a serious social problem and the situation has been getting worse over the last two decades.  As of November 2011 there were 1.79 million registered drug addicts in China, which is 50% more than in 2010. Up to May 2014, registered drug addicts in China increased to 2.22 million.

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

Tongjingshule Capsules for Primary Dysmenorrha (temporarily on hold). In May 2009 the Company acquired all rights to Tong Jing Shu Le (“TJSL”), a novel drug for menstrual pain in adult women.   Phase II (240 cases) and phase III (480 cases) clinical trials were completed in March 2012. The application for production of this product was submitted to SFDA and the site GMP inspection was determined as qualified. The SFDA raised the production standards of TJSL at the final review stage and the Company is looking for a cost effective way to meet the new standards. The current development of this drug is on hold.

Oxycodone & Acetaminophen Tablets and Capsules (under clinical development).  Oxycodone & Acetaminophen Tablets and Capsules are compound tablets and compound capsules consisting of Oxycodone HCL and Acetaminophen which is used to treat acute and chronic pain. Oxycodone and Acetaminophen are categorized as class II psychotropic drugs which are not subject to the rules of the Single Convention on Narcotic Drugs.  Oxycodone & Acetaminophen Tablets and Capsules are currently being imported from Mallinckrodt into China.  Aoxing will be the first Chinese company to produce this generic product.

We obtained clinical trial approval of this product in September 2012. This product only requires trial on bioequivalence and needs 24 cases for each trial, no phase II trial or phase III trial is required. We have completed the clinical trials and the trials results are under review by the SFDA.

Employees

The Company currently has approximately 481 employees. There are 72 employees in administrative and management, 12 employees in R&D, 18 employees in quality assurance and quality control, 197 employees in production, and 182 employees in sales and marketing.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a $8.6 million loss from operations during the year ended June 30, 2014.  Our operations in the year ended June 30, 2014 resulted in a net use of cash of $7.7 million.  At June 30, 2014 we had a $23.3 million working capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  That doubt is expressed in the audit report of our independent auditor for the year ended June 30, 2014.  If our Company is unable to continue as a going concern, investors in the Company will incur a loss.

Our sales revenue remains small and mainly derived from a few products.  A disruption in, or a compromise of, our manufacturing or sales operations, or distribution channels related to any of these products could materially and adversely affect our financial condition and results of operations.

We only reached a modest level of sales for the year ended June 30, 2014, mainly derived from a few products approved by the China SFDA.  We expect these products will continue to account for a majority of our sales in the next one or two years until our new products are approved, launched and become accepted by the market. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

We pledged the registered trademarks and renewal certificates relating to our principal product, Zhontongan, to secure a loan of $3,247,966 that is due on November 11, 2014. In each of the past three fiscal years, sales of Zhongtongan represented over 90% of our annual sales revenue. If we are unable to satisfy the secured debt, the creditor, Shijiazhuang Construction Investment Group, will be entitled to foreclose on that collateral. If, in that event, we lose our ability to use those trademarks and certificates in connection with the sale of Zhongtongan, our sales revenue will be drastically reduced.

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

Most of our core pipeline products contain narcotic ingredients. Misuse or abuse of such drugs can lead to physical or other harm. For example, recently, reportedly widespread misuse or abuse of OxyContin®, a product of Purdue Pharma L.P., or Purdue, containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling. In addition, Purdue, the manufacturer of OxyContin®, faces or did face numerous lawsuits, including class action lawsuits, related to OxyContin® misuse or abuse. We may be subject to litigation similar to the OxyContin® suits related to our generic version of oxycodone or any other narcotic containing product that we market.

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

The Chinese government and SFDA regulate the access to supplies of the chemical compounds in some of our current products and products in development, including oxycodone, codeine, buprenorphine, Tilidine. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation.

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

The corporate affairs of our companies in the PRC are governed by their articles of association and the corporate and foreign investment laws and regulations of the PRC. The principles of the PRC laws relating to matters such as the fiduciary duties of directors and other corporate governance matters and foreign investment laws in the PRC are relatively new. Hence, the enforcement of investors' or shareholders' rights under the articles of association of a PRC company and the interpretation of the relevant laws relating to corporate governance matters remain largely untested in the PRC.

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

Currently, American Oriental Bioengineering, Inc. (“AOB”) owns approximately 27.2% of our outstanding common stock. As a result, AOB can exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions. AOB’s ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Negative publicity may adversely affect our share price.

 Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like Aoxing Pharma that have completed reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in some cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations.

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

Unless our financial condition improves, our common stock will be delisted from the NYSE MKT.

Our common stock is listed on the NYSE MKT. The NYSE MKT has notified us that, based upon our the financial statements contained in our recent SEC filings, Aoxing Pharma is not in compliance with the following sections of the NYSE MKT Company Guide:

•
Section 1003(a)(i) since it reported stockholders’ equity of less than $2,000,000 at December 31, 2013 and has incurred losses from continuing operations and/or net losses in two of its three most recent fiscal years ended June 30, 2013;

•
Section 1003(a)(ii) since it reported stockholders’ equity of less than $4,000,000 at September 30, 2013 and has incurred losses from continuing operations and/or net losses in three of its four most recent fiscal years ended June 30, 2013;

•
Section 1003(a)(iii) since it reported stockholders’ equity of less than $6,000,000 at June 30, 2013 and has incurred losses from continuing operations and/or net losses in its five most recent fiscal years then ended; and

•
Section 1003(a)(iv) since it has sustained losses that are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the NYSE MKT, as to whether the Company will be able to continue operations and/or meet its obligations as they mature.

We have submitted plans for regaining compliance to the NYSE MKT. Based on those plans, the NYSE MKT granted us an extension until April 27, 2015 to regain compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii). The NYSE MKT also granted us an extension until September 21, 2014 to regain compliance with Section 1003(a)(iv).  We will be subject to periodic review by the Staff of the NYSE MKT during the extension periods.  Failure to make progress consistent with the plans or to regain compliance with the listing standards by the ends of the extension periods could result in our common stock being delisted from the NYSE MKT.

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

Quarter Ending	High	Low

September 30, 2012	$0.50	$0.22
December 31, 2012	$0.36	$0.18
March 31, 2013	$0.41	$0.19
June 30, 2013	$0.27	$0.19

September 30, 2013	$0.33	$0.21
December 31, 2013	$0.35	$0.22
March 31, 2014	$0.61	$0.23
June 30, 2014	$0.54	$0.26

Holders

Our shareholders list contained the names of 466 registered stockholders of record of the Company’s common stock as of September 26, 2014.

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

Issuer Purchases of Equity Securities

The Company did not make any stock repurchases during the last quarter of fiscal 2014.

Recent Sales of Unregistered Securities

The Company did not complete any unregistered sale of equity securities during the quarter ended June 30, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2014.

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

Results of Operations-Comparison of the years ended June 30, 2014 and 2013

Revenue

Revenue for the year ended June 30, 2014 was $12,739,371, representing a 17.6% increase from the revenue of $10,829,839 for the year ended June 30, 2013. The increase in revenue was primarily attributed to the increase in sales price of our main product. Sales of Zhongtongan have two distribution channels: 1) sales agency and 2) direct customer. The sales price offered to direct customers is higher than the price to sale agencies. As such, the increase in average price of the products is due to the shift from sales agency to direct customers. The Group anticipates the average price of its products to increase substantially through the shift from sales agency to a direct-to-customer focused distribution.

The following table shows the dollar volume of sales of our primary product lines in each of the past two fiscal years:

	Fiscal 2014	Fiscal 2013
Herbal Therapeutics:
Zhongtongan	11,779,303	9,884,365
XiaoPiLing	79,835	129,576
Other	880,233	815,898

Total	$12,739,371	$10,829,839

Cost of Goods Sold; Gross Profit

Our cost of goods sold increased by 51.8% from fiscal 2013 to fiscal 2014, with the result that our gross margin decreased from 57.9% in fiscal 2013 to 45.6% in fiscal 2014. The decrease in gross margin was due to an increase in the cost of raw materials as a result of a poor harvest during the year. Although future prices for raw materials are difficult to predict, We expect the cost of goods sold to be reduced in the near future as we continue to reduce energy consumption and increase production capacity and efficiency.

Research & Development Expenses

Research and development (“R&D”) expenses were $569,699 for the year ended on June 30, 2014, representing a 61.5% decrease from the $1,480,217 expended in fiscal 2013.  Our R&D expenses may fluctuate significantly from period to period, reflecting the progress and timing of our various drug development projects. A sharp increase in R&D expense occurred early in fiscal 2013 as we used the proceeds of a loan secured in August 2012 to make payments to third parties for the continuing development of our R&D projects, in particular Buprenorphine Sublingual Tablet, Compound of Tilidine Capsule, Terazosin Hydrochloride Film and Nimodipine Injection. As available cash diminished, the Company reduced its R&D expenses during fiscal 2014. We expect some new product approvals, but we continue to build our pipeline; so R&D expenses will continue to fluctuate.

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation and benefits payable to general management, finance and administrative staff, professional and legal fees, and bad debt expenses.  In the year ended June 30, 2014, our general and administrative expenses were $3,613,657, an increase of 9.4% compared to the $3,303,824 incurred during the previous year.

The increase in general and administrative expenses in fiscal 2014 resulted from bad debt expenses of $896,441 recorded during the year.  In addition to our policy of testing accounts receivable periodically for collectability, we maintain a strict policy of writing-off 50% of any receivable that is one year old and 100% after two years. The portion of our accounts receivable that became subject to automatic write-off during fiscal 2014 was the primary reason for the large bad debt expense recorded in that year.

Selling Expense

Selling expense for the year ended June 30, 2014 was $4,350,442 and was 41.6% lower than the selling expense of $7,447,141 for the year ended June 30, 2013. Early in fiscal 2013 we secured a loan and dedicated a portion of the proceeds to television advertising, which resulted in a particularly high level of selling expense in fiscal 2013. As the cash from that loan dissipated, we reduced  selling expenses by terminating temporary sales person for XiaoPiLing and, especially, terminated the six advertising contracts with television stations.

Depreciation and amortization

Depreciation and amortization expense increased 5.0% from $585,695 in fiscal 2013 to $614,755 in fiscal 2014.  The expense is stable because our fixed assets have relatively long useful lives and there was no material purchase or disposal of equipment during fiscal 2014.

Impairment Loss on Goodwill

The purchase prices that we paid for LRT and 35% of Hebei Aoxing in 2008 exceeded the fair market value of the net assets that we acquired, and we recorded the excess as goodwill on our balance sheet. At the end of the 2013 fiscal year, we engaged a valuation expert to assist us in evaluating our operating company and determining whether the goodwill on our balance sheet had been impaired. The Company, with the assistance of the valuation expert, performed the first step in the goodwill impairment test and determined that the carrying value exceeded the fair value. The second step determined the amount of the impairment by comparing the implied fair value to the carrying amount of the fair value. Using a discounted present value of our projections of long term cash flow, it was determined the carrying amount of the goodwill exceeded the implied fair value as of June 30, 2013 by $7,055,364. Accordingly, we reduced the goodwill on our balance sheet to nil, and recorded the reduction as an impairment loss on our statement of operations for the year ended June 30, 2013.  We recorded no impairment loss during fiscal 2014 as no trigger events were noted.

Impairment loss on intangible assets

In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, we must perform an intangible asset impairment tests when factors indicate impairment.  During the year ended June 30, 2013, it was determined that some drug permits and licenses would not provide future benefits to the Company. Accordingly, an impairment provision of $616,947 was provided by the Company. During the year ended June 30, 2014, our intangible assets were mainly comprised of the registered document of approval of ZhongTongAn and XiaoPiLing, that are main productions and have positive profits, No further impairment loss was provided during the year ended June 30, 2014.

Loss from Operations

We recorded a loss from operations of $3,334,879 for the year ended June 30, 2014, compared with loss from operations of $6,549,135 in fiscal 2013. As noted above, the primary reasons for the decrease in net loss were the impairment losses recorded in fiscal 2013 as well as the increased research and development and selling expenses recorded in that year.

Other income (expense)

Two non-operating factors contributed to our net loss for the past two fiscal years:

•
Interest expense was $5,194,786 for fiscal year 2014, an increase of 73.9% compared to interest expense of $2,986,568 incurred in fiscal year 2013.  The increase in interest expense is mainly due to the  increase in average loan balances and higher interest rates for the long-term loans. The company obtained a one year RMB30 million (approximately $4.9 million) loan from Postal Savings Bank of China in July, 2014 which replaced higher interest loans and will help reduce our interest expense going forward.

•
During the year ended June 30, 2014, we recorded an equity in loss of joint venture of $104,715, which represented our 51% (50% control right) beneficial interest in the loss incurred in that period by our joint venture with Johnson Matthey Plc. The equity in loss of joint venture was $114,744 during fiscal 2013. The losses related to the joint venture with Johnson Mathey Plc will continue at least until the joint venture commences revenue-producing operations.

Income taxes

Because Hebei Aoxing recorded a net loss from operations in both fiscal 2014 and fiscal 2013, we recorded no income tax for either year.

Net loss

 The Company realized a net loss of $8,634,380 for the fiscal year ended June 30, 2014.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s net loss was attributed to the minority interest.  Therefore the net loss for the fiscal year attributable to the shareholders of Aoxing Pharmaceutical was $8,215,683.  In comparison, during the fiscal year ended June 30, 2013, the Company’s net loss was $17,290,618 and, after deducting loss attributable to the 5% minority interest in Hebei Aoxing, net loss attributable to shareholders of Aoxing Pharmaceutical was $16,804,230.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Our cash balance as of June 30, 2014 was $2,329,660, compared to $4,007,823 as of June 30, 2013. The decrease occurred because the $6,313,082 increase in our borrowings during the year was inadequate to offset our net cash used in operating activities of $7,729,977 and capital expenditures of $268,922.

Operations during the year ended June 30, 2014 used $7,729,977 in cash, as compared to $8,317,173 used for the year ended June 30, 2013.  The primary reason for the decreased use of cash was the decrease in selling expenses discussed above, offset by the increase in accounts receivable during the year.

Our investing activities in fiscal 2014 consisted of $268,922 in cash used to purchase additional property and equipment, due to the remodeling of our facilities to achieve GMP certification.

Our financing activities provided $6,313,082 in cash during the year ended June 30, 2014.  During fiscal 2014, the Company entered into financing agreements with China Merchant Bank and certain unrelated parties to obtain funding for operation purpose.

The loss that we incurred during fiscal 2014, coupled with the conversion of debts from long-term into short-tem, caused our working capital deficit to increase during fiscal 2014.  Our working capital deficit on June 30, 2014 was $23,294,188, which was $13,482,876 more than the working capital deficit of $9,811,311 on June 30, 2013.  The primary reason for our working capital deficit is the fact that there are $25.9 million short-term debts owed to banks, related and unrelated parties.  In accordance with banking customs in China, our bank loans have, throughout our history, been written on a short-term basis.  Our business has survived through the years because our banks have proven willing to renew or replace our short-term debt. That willingness continues since the end of the 2014 fiscal year, as we have obtained a loan from the Postal Savings Bank of China in July 2014.

As a result of several debts refinancing during fiscal 2014, our debt service obligations on June 30, 2014 were as following:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years

Banks	$13,414,099	$13,414,099	-	-	-	-	-
Affiliates	7,231,051	1,084,248	$-	6,146,803	-	-	-
Short term borrowings	11,398,464	11,398,464	-	-	-	-	-
Other Lenders	1,345,810	-	-	1,354,810
TOTAL	$33,398,424	$25,896,811	$-	7,501,613	-	-	-

 For the next 12 months, management anticipates cash use from operations will decrease, because of increased product sales and efforts to preserve cash such as suspending non-essential research and development projects. Additionally, management does not expect any large capital expenditure projects in the next 12 months.  As a result, the Company will be able to operate at much lower cash burn rates, without any major impact on its operations.

In July 2014,  six of our creditors, including our CEO, agreed to convert $4.6 million debt to shares at a conversion rate of $0.39 per share. That conversion has alleviated that portion of our debt obligations and will reduce our interest expense. The Board also directed our officers to  apply for additional bank loan of $4.9 million to supplement the cash flow.

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

We have incurred recurring operating losses and had an accumulated deficit of $63.8 million as of June 30, 2014. In addition, we had negative working capital of $23.3 million as of June 30, 2014.  Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern. Our management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing revenues and profit margins of our core product sales and continued support from our lenders. If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to achieve our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

Application of Critical Accounting Policies

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2014, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were:

•
The determination, described in Note 2 to our Consolidated Financial Statements, to record an allowance for doubtful accounts in the amount of $1,562,109.  The determination was based on our review of the credit history of the relevant customers and the results of our collection efforts.

•
The determination, described in Note 2 to our Consolidated Financial Statements, to record an allowance for obsolete inventory in the amount of $471,487. The determination was based on stating at the lower of cost and net realizable value.

•
Our determination, described in Note 16 to the financial statements, to record a 100% allowance for our deferred tax assets.  The determination to record the allowance with respect to our U.S. deferred tax assets was based on the uncertainty that we would realize income taxable in the U.S. in future years.  The determination with respect to our China deferred tax assets was based on the uncertainty that it is more likely than not that we would realize sufficient income within the requisite time period to utilize the deferred asset.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2014.

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

Item 8. Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

Page

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of June 30, 2014 and 2013

F-3	Consolidated Statements of Operations and Other Comprehensive Loss for the Fiscal Years Ended June 30, 2014 and 2013

F-4	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended June 30, 2014 and 2013

F-5	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2014 and 2013

F-6 to F-21	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Aoxing Pharmaceutical Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Aoxing Pharmaceutical Co., Inc. and Subsidiaries as of June 30, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aoxing Pharmaceutical Co., Inc. and Subsidiaries at June 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company continues to incur losses from operations and has negative cash flow from operations, a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, People’s Republic of China
September 23, 2014

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,329,660	$4,007,823
Accounts receivable, net of allowance for doubtful accounts of $1,562,109 and $663,983, respectively	3,890,550	2,842,703
Inventories, net	2,195,274	2,621,878
Prepaid expenses and other current assets	2,505,129	2,419,790
TOTAL CURRENT ASSETS	10,920,613	11,892,194

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	26,418,842	26,941,778
Other intangible assets, net	546,114	606,643
Investment in joint venture	189,185	292,265
TOTAL LONG-TERM ASSETS	27,154,141	27,840,686
TOTAL ASSETS	$38,074,754	$39,732,880

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$11,398,464	$3,312,757
Accounts payable	3,883,198	3,412,344
Loan payable – bank	3,247,966	8,467,729
Current portion of loan payable - related parties	1,084,248	2,101,998
Current portion of long-term bank loan	10,166,133	-
Accrued expenses and other current liabilities	4,434,790	4,408,676
TOTAL CURRENT LIABILITIES	34,214,799	21,703,504

LONG-TERM LIABILITIES:
Loan payable - related parties	6,146,803	1,561,013
- others	1,354,810	1,403,591
Long-term bank loans	-	10,116,027
Deferred income	367,020	365,211
TOTAL LONG-TERM LIABILITIES	7,868,633	13,445,842

Common stock, par value $0.001, 100,000,000 shares authorized, 49,874,822 and 49,814,822 shares issued and outstanding on June 30, 2014 and June 30, 2013	49,875	49,815
Additional paid in capital	58,315,446	58,296,906
Accumulated deficit	(63,849,681)	(55,633,998)
Accumulated other comprehensive income	2,979,235	2,956,846
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	(2,505,125)	5,669,569

NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,503,553)	(1,086,035)
TOTAL EQUITY	(4,008,678)	4,583,534

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$38,074,754	$39,732,880

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the year ended June 30
	2014	2013

SALES	$12,739,371	$10,829,839
COST OF SALES	6,925,697	4,562,096
GROSS PROFIT	5,813,674	6,267,743
OPERATING EXPENSES:
Research and development	569,699	1,480,217
General and administrative	3,613,657	3,303,824
Selling expenses	4,350,442	7,447,141
Depreciation and amortization	614,755	585,695
Impairment loss on intangible assets	-	616,947
Impairment loss on goodwill	-	7,055,364
TOTAL OPERATING EXPENSES	9,148,553	20,489,188
LOSS FROM OPERATIONS	(3,334,879)	(14,221,445)
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(5,194,786)	(2,986,568)
Equity in loss of joint venture, net	(104,715)	(114,744)
Subsidy income	-	32,139
TOTAL OTHER EXPENSE	(5,299,501)	(3,069,173)
LOSS BEFORE INCOME TAXES	(8,634,380)	(17,290,618)
Income taxes	-	-
NET LOSS	(8,634,380)	(17,290,618)

Net loss attributable to non-controlling interest in subsidiaries	(418,697)	(486,388)
NET LOSS ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	(8,215,683)	(16,804,230)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	28,055	314,260

COMPREHENSIVE LOSS	(8,187,628)	(16,489,970)
Other comprehensive income attributable to non-controlling interest	1,403	15,713

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(8,189,031)	$(16,505,683)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)	$(0.34)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	49,856,247	49,749,779

See accompanying notes to the consolidated financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID-IN CAPITAL	(ACCUMULATED DEFICIT )	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKOLDERS' EQUITY	NON CONTROLLING INTEREST	TOTAL EQUITY
	SHARES	VALUE	SHARES	VALUE

Balance - June 30, 2012	49,615,013	$49,615	-	-	$58,002,239	$(38,829,768)	$2,658,299	$21,880,385	$(615,360)	$21,265,025
Common stock issued for services	199,809	200			294,667			294,867		294,867
Translation adjustments							298,547	298,547	15,713	314,260
Net loss						(16,804,230)		(16,804,230)	(486,388)	(17,290,618)
Balance - June 30, 2013	49,814,822	$49,815	-	-	$58,296,906	$(55,633,998)	$2,956,846	$5,669,569	$(1,086,035)	$4,583,534
Common stock issued for services	60,000	60			18,540			18,600		18,600
Translation adjustments							22,389	22,389	1,179	23,568
Net loss						(8,215,683)		(8,215,683)	(418,697)	(8,634,380)
Balance - June 30, 2014	49,874,822	$49,875	-	-	$58,315,446	(63,849,681)	2,979,235	(2,505,125)	(1,503,553)	(4,008,678)

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(8,215,683)	$(16,804,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	990,128	1,114,156
Impairment charge on goodwill	-	7,055,364
Impairment charge on intangible assets	-	616,947
Inventory markdown	-	3,979
Provision for doubtful accounts	896,441	75,401
Common stock issued for services	18,600	294,867
Equity in loss of joint venture, net	104,715	114,744
Net loss attributable to non-controlling interests	(418,697)	(486,388)
Changes in operating assets and liabilities:
Accounts receivable	(1,932,061)	(54,665)
Inventories	440,379	(770,526)
Prepaid expenses and other current assets	(73,425)	(1,146,649)
Accounts payable	454,767	584,457
Accrued expenses and other current liabilities	4,859	725,578
Deferred income	-	359,792
NET CASH USED IN OPERATING ACTIVITIES	(7,729,977)	(8,317,173)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(268,922)	(439,354)
NET CASH USED IN INVESTING ACTIVITIES	(268,922)	(439,354)

FINANCING ACTIVITIES:
Proceeds from bank loans	3,247,966	10,348,012
Payment of bank loans	(8,537,332)	(796,001)
Short-term borrowings	8,083,766	-
Other borrowings, net of repayment	(37,606)	(433,072)
Loans from/(to) related party	3,556,288	(127,360)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,313,082	8,991,579

EFFECT OF EXCHANGE RATE ON CASH	7,654	90,028

(DECREASE)/ INCREASE IN CASH	(1,678,163)	325,080
CASH – BEGINNING OF PERIOD	4,007,823	3,682,743
CASH – END OF PERIOD	$2,329,660	$4,007,823

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,598,172	$2,814,747
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

1               BUSINESS DESCRIPTION

Aoxing Pharmaceutical Co., Inc. (“the Company” or “Aoxing Pharma”) is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products.

As of June 30, 2014, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”), which is organized under the laws of the People’s Republic of China (“PRC”).  As of June 30, 2014, the Company owned 95% of the issued and outstanding common stock of Hebei.

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

Liquidity and Capital Resources

Currently and historically, the Company has managed to operate the business with negative net working capital. The Company’s negative working capital is primarily due to our net loss, which we funded by an increase in short-term bank loans, and the reclassification of $10.1 million in bank debt from long-term to current liabilities.

The Company is able to operate with a negative net working capital because of additional loans from unrelated and related parties. During the year ended June 30, 2014, the Company was able to obtain short-term and long-term loans from unrelated parties and use these funds to repay bank loans. The Company believes operating cash flows turning positive in the near-term, continued support from related parties, and the ability to continue to roll over short-term debt, taken together, provide adequate resources to fund ongoing operations in the foreseeable future. The Company believes that the increased market demand for its main product in the near term and sales from several new products in future years will produce substantial positive cash flow. If the Company’s short-term cash flows decrease significantly and the Company is unable to pay its short-term liabilities, the Company’s business, financial condition and results of operations could be materially affected.

We have incurred recurring operating losses and had an accumulated deficit of $63.8 million as of June 30, 2014. In addition, we had negative working capital of $23.3 million as of June 30, 2014. Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern.  Despite recent negative operating cash flow positions, our management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing revenues and profit margins of our core product sales and continued support from our lenders to rollover debt when it becomes due.  If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to grow our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Accounts Receivable

Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified.   The balances of allowance for doubtful accounts are $1,562,109 and $663,983 at June 30, 2014 and 2013 respectively. The Company recorded bad debt expense of $896,441 and $75,401 for the years ended June 30, 2014 and 2013, respectively.

Inventories, net

Inventories are stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company wrote-off $83,454 and $21,598 of obsolete inventory during the years ended June 30, 2014 and June 30, 2013, respectively. For the years ended June 30, 2014 and 2013, the Company’s allowance for obsolete inventory is $471,487 and $386,120, respectively.

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

All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 50 years and they will expire in 2053.

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Goodwill and intangible assets

Goodwill was the result of the acquisition of LRT and 35% of Hebei Aoxing in 2008. Goodwill represents the cost of the acquired business in excess of the fair value of identifiable tangible and intangible net assets purchased.  For the year ended June 30, 2013, the Company engaged an independent valuation expert to assist in determining the fair value of the net assets of its Hebei reporting unit, which includes identifiable intangible assets, property and equipment and goodwill. The Company recorded an impairment of $7,055,364 for the year ended June 30, 2013. The remaining goodwill balance as of June 30, 2014 is nil.

Definite lived intangible assets include drug permits recorded at cost less accumulated amortization and any recognized impairment loss. The drug permits were acquired in 2008 when the Company purchased LRT and are amortized over their estimated useful life of 15 years on a straight-line basis.  An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with the Impairment or Disposal of Long-Lived Assets ASC 360-10.  In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company performs an intangible asset impairment test for its definite-lived intangibles whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  During the year ended June 30, 2013, it was determined some drug permits and licenses will not provide future benefits to the Company. Accordingly, an impairment provision of $616,947 was provided by the Company. The remaining intangible assets balance as of June 30, 2014 is $546,114.

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

JUNE 30, 2014

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

JUNE 30, 2014

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

	2014	2013

Year ended RMB: US$ exchange rate	6.1577	6.1882

Average yearly RMB: US$ exchange rate	6.1467	6.2814

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

As of June 30, 2014, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value.  The Company’s short-term borrowings, loans payable, related party notes payable and unrelated party notes payable that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of June 30, 2014.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

As of June 30, 2014, the Company does not have any level 3 financial instruments.  The Company uses the discounted cash flow approach when determining fair values of its non-recurring fair value measurements when required. We determine the fair value of our goodwill for purposes of comparing to the carrying value on at least an annual basis. Our goodwill would be adjusted to fair value if it is deemed to be impaired. Certain unobservable units for these assets are offered quotes, lack of marketability, long-term revenue growth rates and discounts rates.  For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement.  In general, a change in the long-term growth rate of our Hebei Aoxing business unit could negatively affect the fair value of our goodwill.

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the year ended June 30, 2014, ASC 280 has an immaterial effect on the Company’s financial statements, as the Company consists of one reportable business segment.  All revenue is from customers in the PRC.  The majority of the Company’s assets are located in the PRC.

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

JUNE 30, 2014
.

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

3                 GOING CONCERN

The Company incurred a net loss of $8,634,380 and had $7,729,977 negative cash flow from operations during the year ended June 30, 2014. As of June 30, 2014, the Company’s current liabilities exceeded its current assets by $23,294,186. The Company had cash and cash equivalents of $2,329,660 as of June 30, 2014. The Company’s ability to continue as a going concern is dependent on many events outside of its direct control, including, among other things, the amount of working capital that the Company has available. The Company’s inability to generate cash flows from operations to meet its obligations and the uncertainty of raising the funds required for operations on reasonable terms, among other factors, raises substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company believes that the Company's large negative working capital will improve gradually during fiscal year 2015. Management expects the improvement to come from conversion of debt into equity, equity fund raising and improved operating results. Management anticipates that these improvements will enable the Company to sustain continuing high interest expenses and fund on-going operations.

The management of the Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. During the year ended June 30, 2014, the Company obtained an extension of the short term borrowing of $3.2 million from Shijiazhuang Construction Investment Corporation for another 12 months. The loan was originally due on November 3, 2013 and the new due date is November 11, 2014. The Company further obtained a $3.2 million bank loan from China Merchant Bank during the year ended June 30, 2014. In addition, the Company terminated the advertising contracts with five television stations at the end of September 2013 in order to reduce costs.

In July 2014, six creditors agreed to convert $4.6 million in debt to shares at a conversion rate of $0.39 per share. At the same time, the Board of Directors instructed the officers to apply for additional loan of $4.9 million from bank to supplement the cash flow. In addition, the Company is reviewing possible adjustments to the sales team and marketing policies to make the sales profitable in a faster manner.

Considering that revenue for the year ended June 30, 2014 was higher than revenue during the prior year, management believes operating cash flows will turn positive in the near-term as a result of its new marketing campaign and increased sales force. Management believes that the increased market demand for its main product in the near term and sales from several new products that the Company is currently advertising will be sufficient to offset the increased selling expenses and generate substantial positive operating cash flows. Management also believes that the Company will have continued support from related parties, and will have the ability to continue to roll over short-term debt. Lastly, the Company also started the process of securing additional funds and adopted various cost-saving strategies.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

4               INVENTORIES, NET

Inventories consist of the following:

	June 30,
	2014	2013

Work in process	$642,842	$1,041,267
Raw materials	669,880	509,209
Finished goods	882,552	1,071,402
	$2,195,274	$2,621,878

The allowance for obsolete inventory as of June 30, 2014 and 2013 was $471,487 and $386,120, respectively.

5              PROPERTY AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	June 30,
	2014	2013

Right to use land	$8,122,480	$8,082,447
Building and building improvements	19,297,882	13,514,738
Machinery and equipment	3,926,297	3,763,566
Furniture and office equipment	621,988	596,306
Automobiles	567,297	624,012
Construction in progress	266,260	5,792,345
	32,802,204	32,373,414
Accumulated depreciation and amortization	6,383,362	5,431,636
	$26,418,842	$26,941,778

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Depreciation expense for the years ended June 30, 2014 and 2013 were $951,726 and $1,015,760, respectively.

6               EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in API (see Note 1) under the equity method of accounting.

Summarized unaudited financial information for our investment in API, assuming a 100% ownership interest, is as follows:

	June 30,
	2014	2013

Current assets	$23,144	$8,964
Noncurrent assets	795,273	844,268
Current liabilities	506,354	338,761
Noncurrent liabilities	-	-
Equity	312,063	514,471
Revenues
General and administrative expenses	(205,323)	(224,989)
Net loss	$(205,323)	$(224,989)

The Company recorded a loss on investment of $104,715 and $114,744 for the years ended June 30, 2014 and 2013 respectively for its 51% (50% control right) share of API.

7                SHORT-TERM BORROWING

Short-term borrowing consists of the following:

	June 30,
	2014	2013

Shijiazhuang Finance Bureau (a)	$81,199	$80,799
Shijiazhuang Construction Investment Group Co., Ltd (b)	3,247,966	3,231,958
Hebei Chuangyu Investment Group Co., Ltd (c)	1,948,780	-
Hebei Hengrui Sunshine Pharmacy Co., Ltd (d)	3,247,966	-
Mr. Liu Shujun (e)	260,519	-
Mr. Li Hui (f)	538,208	-
Shijiazhuang Red Property Management Co., Ltd (g)	2,073,826	-
Total	$11,398,464	$3,312,757

(a) A non-interest bearing note payable to Shijiazhuang Finance Bureau, an agency of a local government, due on demand.

(b) A one-year term loan from Shijiazhuang Construction Investment Group, disbursed through China Construction Bank. The note bears an annual interest rate of 15% and was due on August 3, 2013, at which time it was rolled-over for 3 months until November 3, 2013 and further extended to November 11, 2014. The note was secured by certain registered trademarks and renewal certificates relating to Aoxing’s Zhongtongan capsule.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(c) A four months term loan from Hebei Chuangyu Investment Group Co., Ltd. The note bears an annual interest rate of 15% and was due on November 22, 2014.

(d) A one-year term loan from Hebei Hengrui Sunshine Pharmacy Co., Ltd. The note bears an annual interest rate of 15% and was due on April 17, 2015.

(e) A one-year term loan from Mr. Liu Shujun. The note bears an annual interest rate of 15% and was due on May 21, 2015.

(f) On December 21, 2012, the Company obtained RMB2,000,000 (approximately $324,797) term loan from Mr. Li Hui. The note bears an annual interest rate of 27.6% and was due on December 31, 2014. On March 1, 2013, the Company further obtained RMB1,314,120 (approximately $213,411) term loan from Mr. Li Hui. The note bears an annual interest rate of 20% and was due on February 28, 2015.

(g) A one-year term loan from Shijiazhuang Red Property Management Co., Ltd. The note bears an annual interest rate of 15% and was due on April 17, 2015.

 8              LOAN PAYABLE – BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	June 30,
	2014	2013

Bank Note in the amount of 30 million RMB with Bank of Communications of China bearing an annual floating rate of 7.872%, set to be 20% higher than the interest rate of the China People Bank rate, initially made on April 29, 2011 and renewed again on April 18, 2013 for one year maturing on April 17, 2014	$-	$4,847,936

Bank Note in the amount of 20 million RMB with Postal Savings Bank bearing an 7.8%interest per annum, made on June 18, 2013 for one year maturing on June 17, 2014	-	3,231,958

Bank Note in the amount of 20 million RMB with China Merchant Bank bearing an annual floating rate of 7.8%, initially made on December 27, 2013 for one year maturing on December 26, 2014	3,247,966	-

Bank Note in the amount of 42.6 million RMB with Beijing International Trust Co., Ltd bearing an 18.0% interest per annum, made on September 24, 2012 for two year maturing on September 23, 2014	-	387,835

	$3,247,966	$8,467,729

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

 9              LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 17.57% and 17.9% as of June 30, 2014 and 2013, respectively.  Loans will mature as following:

	June 30,
	2014	2013

Within one year	$-	$-
1 – 2 years	-	1,403,591
2 – 3 years	1,354,810	-
Total	1,354,810	1,403,591
Less current portion	-	-
	$1,354,810	$1,403,591

 10            LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 13.94% and 15.88% per annum as of June 30, 2014 and 2013, respectively. Loans will mature as follows:

	June 30,
	2014	2013

Within one year	$1,084,248	$2,101,998
1 – 2 years	-	1,561,013
2 – 3 years	6,146,803	-
Total	7,231,051	3,663,011
Less current portion	(1,084,248)	(2,101,998)
	$6,146,803	$1,561,013

11            LONG TERM BANK LOAN

On September 24, 2012, the Company entered into a loan agreement with Beijing International Trust Co., Ltd and obtained a loan of RMB45 million (approximately $7.3 million) with a term of two years. This loan requires interest only payments every quarter on the 20th of March, June, September and December. This loan bears an 18.0% interest per annum.  The loan matures on September 23, 2014 and the Company must repay 15%, 15% and 50% of the original loan balance 20 days, 10 days and 5 days, respectively, before the maturity date. The loan also requires two initial repayments of RMB1.2 million (approximately $0.4 million) each on July 20, 2013 and December 20, 2013. The loan is classified as current portion of long-term bank loan in the Balance Sheet.

On December 20, 2012, the Company obtained an additional loan of RMB20 million (approximately $3.2 million) from Beijing International Trust Co., Ltd with a 16.5% interest per annum that will mature on September 21, 2014. Both loans interest payments are due quarterly on the 21thof March, June, September and December. The loan is classified as current portion of long-term bank loan in the Balance Sheet.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

12            DEFERRED INCOME

The balance of deferred income represents government grants related to the Company's construction in progress ("CIP"). It will be recognized in subsidy income on a systematic basis (straight-line method) over the useful life of the fixed asset transferred from CIP which is a project to reform and improve the production line of the Zhongtongan. As of June 30, 2014, the CIP did not meet the condition of usage that is a prerequisite for reclassification to property and equipment. See Note 5.

13            ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	June 30,
	2014	2013

Accrued salaries and benefits	$817,306	$867,961
Accrued interest	1,294,934	698,320
Accrued taxes	418,485	255,275
Deposit payable	605,130	429,610
Due to employee	46,746	46,516
Advance from customers	733,144	516,183
Other accounts payable	286,376	711,486
Other accrued expenses and current liabilities	232,669	883,325
	$4,434,790	$4,408,676

14            STOCK OPTIONS

On February 1, 2011 and April 2, 2011, the Company issued 50,000 and 170,000, a total of 220,000 options to management and employees. These stock compensation grants were valued at $48,057 and $163,362 and the Company recorded $20,024 and $163,362 in compensation expense for the year ended June 30, 2011. The remainder of the value of the grants, $28,033, was recognized as compensation expense during the year ended June 30, 2012.

On February 1, 2012, the Company issued a total of 50,000 options to an employee. This stock compensation grant was valued at $17,771 and the Company recorded $7,405 in compensation expense for the year ended June 30, 2012.  Subsequently, this employee terminated his employment with the Company on July 1, 2012 resulting in the cancelation of the options.

The Company has no unrecognized compensation expense as of June 30, 2012 and no further options were issued by the Company during the year ended June 30, 2013 and 2014.

The Company recorded nil stock option compensation expense for year ended June 30, 2014 and 2013.

A summary of option activity as of June 30, 2014 and 2013, and changes during the years then ended is as followings:

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

			Weighted-avg.	Aggregate
		Weighted-avg.	remaining	intrinsic
	Shares	Exercise Price	Term (yr.)	Value

On June 30, 2012	270,000	$1.70	3.2	$0
Granted:	-	$-	-	-
Exercised:	-	-	-	-
Forfeited:	(138,000)	-	-	-
On June 30, 2013	132,000	$2.00	1.1	$0
Granted:	-	$-	-	-
Exercised:	-	-	-	-
Forfeited:	-	-	-	-
On June 30, 2014	132,000	$2.00	0.1	$0

15            ISSUANCE OF COMMON STOCK

On October 21, 2013, the Company issued 60,000 shares of common stock to three independent director for services rendered. Total value of the compensation is approximately $19,200 based on closing average price of $0.32 during the period of service.

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

16            AXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Year Ended June 30,
	2014	2013

Tax at U.S. Statutory rate	$(3,022,033)	$(6,051,716)
Tax rate difference between China and U.S.	3,765,170	541,696
Change in Valuation Allowance	(2,416,252)	1,852,280
Net operating loss expired	1,666,605	1,786,650
Stock and option compensation	6,510	50,892
Impairment loss on goodwill	-	1,820,198
Effective tax rate	$-	$-

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

The provisions of income taxes (credit) are summarized as follows:

	Year Ended June 30,
	2014		2013

Current	$		$-
Deferred - U.S.		(91,156)	(176,469)
Deferred – China		2,507,409	(1,532,812)
Valuation allowance - U.S.		91,156	176,469
Valuation allowance – China		(2,507,409)	1,532,812
Total		$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of June 30, 2014 and 2013 are as follows:

	Year Ended June 30,
	2014	2013

Net operating loss carryforward - China	$3,106,728	$2,930,676
Net operating loss carryforward - US	1,705,262	1,614,106
Allowance for doubtful accounts	(792,888)	427,752
Others	(790,452)	672,369
	3,228,650	5,644,903
Less: valuation allowance- U.S.	(1,705,262)	(1,614,106)
valuation allowance- China.	(1,523,388)	(4,030,797)
Deferred tax assets	$-	$-

As of June 30, 2014, the Company has a full valuation allowance for its deferred tax asset balance related to China and the US.  The Company restated the prior year financial statements to provide a full valuation allowance for deferred tax assets.  The Company’s loss carry forwards for the past 5 years are a significant amount of the deferred tax assets and due to certain negative indicators that were present as of June 30, 2014, the Company determined it was appropriate under US GAAP to restate the prior year financial statements and provide a 100% valuation allowance for the deferred tax assets.

For the year ended June 30, 2014 and 2013, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2014 and 2013, the Company did not have any significant unrecognized uncertain tax positions.

17            CONCENTRATIONS

Sales to two major customers were 7% and 4% of total sales for the year ended June 30, 2014.  Sales to two major customers were 21% and 11% of total sales for the year ended June 30, 2013.

Sales of one major product represented approximately 92% and 91% of total sales for the year ended June 30, 2014 and 2013, respectively.

Two major customers accounted for nil and 1% of outstanding accounts receivable as of June 30, 2014. Two major customers accounted for 10% and 1% of outstanding accounts receivable as of June 30, 2013.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

 18           SUBSEQUENT EVENTS

On July 31, 2014 the Company entered into Exchange Agreements with six of its creditors.  The Exchange Agreements provide that debts owed by the Company to the six creditors will be satisfied by the issuance of the Company's common stock at an exchange rate of $0.39 per share. On August 28, 2014 the agreement between the Company and the six creditors became effective. As a result, 11,862,278 shares were issued, and there are now 61,737,100 shares of our common stock issued and outstanding. The creditors, debts and number of shares to be issued are as follows:

Creditor	Debt	Shares

Zhenjiang Yue	$2,842,788	7,289,199
Yumin Yue	$486,224	1,246,727
Guoan Zhang	$324,149	831,152
Hui Li	$534,846	1,371,400
Hua Chen Construction LLC	$178,282	457,133
Shujun Liu	$260,000	666,667
TOTAL	$4,626,289	11,862,278

Zhenjiang Yue is the Company's Chief Executive Officer.  Yumin Yue is his daughter.  Guoan Zhang is the Company's Acting Chief Financial Officer.  The Audit Committee of the Board of Directors reviewed and approved the transactions with these related parties.  The Company’s Board of Directors approved all six transactions.

On July 21, 2014, the Company entered into a loan agreement with Postal Savings Bank of China and obtained a loan of RMB30 million (approximately $4.9 million) with a term of one year. This loan bears an annual floating rate of 30% higher than the interest rate of the China People Bank rate.

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after June 30, 2014 up through the date we issued the consolidated financial statements and has determined that there was no other material event that occurred after the date of the balance sheets included in this report.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting, specifically, a lack of expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department.   Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2014.

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

Item 9B.   Other Information

None.

PART III

Item10. Directors, Executive Officers, and Corporate Governance.

The following individuals are the members of Aoxing Pharma’s Board of Directors and/or its executive officers.

Name	Age	Position	Member of the Board Since

Zhenjiang Yue	55	Chairman of the Board, Chief Executive Officer	2006

Min Jun	55	Director	2008

Guozhu Xu	68	Director	2008

Yang Li	34	Director	2012

Zhimin Li	56	Director	2014

Guoan Zhang	44	Acting Chief Financial Officer	--

Guirong Zhou	60	President of Research & Development	--

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

Jun Min was one of the founders of American Oriental Bioengineering Company, which is the largest shareholder of Aoxing. Mr. Min has served as Vice President and a member of Board of Directors of AOB since 2002. Mr. Min has over 20 years of experience in operations management, and has an extensive knowledge of the consumer and pharmaceutical products industries in China. Mr. Min earned a Bachelor’s Degree with a concentration in Business Management from the Harbin Broadcast & Television University in 1986, and an Executive Master’s in Business Administration degree from Preston University in 2005. Mr. Min brings his extensive experience in operations management in China to the Board and the Company.

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

 Yang Li, Mr. Yang Li is a member of the institute of chartered accountants of Canada and a member of the institute of chartered accountants of Ireland.She previously worked for PricewaterhouseCoopers LLP, one of the big four accounting firms. She leaded audit team to provide audit services for many U.S. and Canadian public company. After her return to China, she has assisted a well-known company successfully listed in the U.S. stock exchange market. She also led a team that provided audit and tax services to many state-owned enterprises. Ms. Yang received her master's degree in accounting from University College Dublin of the National University of Ireland.   Ms. Li brings to the Board a thorough understanding of U.S. accounting principles and practices, and the knowledge of business gained from her experience as an auditor.

Zhimin Li has been appointed to the board on July 31, 2014 in order that the Company can obtain the benefit of his 24 years of experience in business management.  Most recently, Mr. Li has been employed, since 2011, as General Manager of Xingtai Leshen Edible Oil Company. From 2009 to 2011 Mr. Li was employed as Vice General Manager by Shijiazhuang Fuge Pharmaceutical Company.  From 1990 until 2009 he served as Chairman and General Manager of the Gaocheng Electric Pole factory. In addition, from 2006 to 2009, Mr. Li also served as Director of the Hebei Hongda Fertilizer Company, and from 2002 to 2012 Mr. Li served as Director of Shijiazhuang Sifang Road and Bridge Company. In 1997 Mr. Li was awarded a junior college degree in business administration by the Hebei Radio & TV University.

Guoan Zhang was appointed Acting Chief Financial Officer in July 2012. Mr Zhang has been the Company’s Senior Vice President of Finance since June 2010. Mr. Zhang has served as the Chief Accounting Officer of the Company since March 2010.  Prior to the appointment of Mr. Zhang as the Company’s Chief Accounting Officer Mr. Zhang was the Senior Director of Financial Operation of the Company between January 2009 and February 2010.  Mr. Zhang was Vice General Manager of Finance of LRT between 2007 and 2008. Mr. Zhang graduated from Heilongjiang School of Business and he is a Certified Public Accountant in China.

Guirong Zhou was appointed President of Research and Development in July 2012. Prior to that, she was deputy director in our R&D department. Ms. Zhou joined the company in 2011 from Shijiazhuang Pharmaceutical Company, where she worked since 1985 and  held various senior positions especially in R&D.  Ms. Zhou has been involved in the registration of many new drug certificates and product licenses, including tablet, injection, transfusion, soft capsule, drop pills, lyophilized powder, quick release preparation and control release preparation. Among all the achievements, Ms. Zhou was the project leader in bringing Pentoxifylline Sustained Release Tablets and Acemetacine capsule to market and they are leading products in China. Ms. Zhou is an academic advisor in pharmaceutical engineering at Tianjin University and Hebei University of Science and Technology.

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

Name	Board of Directors	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Zhenjiang Yue	**
Jun Min	*
Yang Li (1)	*	**	*	*
Guozhu Xu	*	*	**	**
Zhimin Li (2)	*		*	*
Meetings in fiscal 2014	10	4	1	1

*	Denotes membership
**	Denotes chairmanship
(1)	Audit Committee financial expert
(2)	Zhimin Li was appointed to the Board of Directors in July 2014.

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

Compensation Committee

           Guozhu Xu serves as Chairman of the Compensation Committee.  Yang Li and Zhimin Li are the other members of this Committee. The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NYSE Amex.   The purpose of the Compensation Committee is to assist the Board in determining the compensation of the Chief Executive Officer and make recommendations to the Board with respect to the compensation of the Chief Financial Officer, other executive officers of the Company and the independent directors.  In furtherance of this purpose, the Compensation Committee has the following authority and responsibilities:

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

Nominating and Corporate Governance Committee

Guozhu Xu serves as Chairman of the Compensation Committee.  Yang Li and Zhimin Li are the other members of this Committee. The Nominating and Corporate Governance Committee has the following responsibilities as set forth in its charter:

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
•
to lead the annual review of Board performance and effectiveness and make recommendations to the Board as appropriate; and to review and recommend corporate governance policies and principles for the Company, including those relating to the structure and operations of the Board and its committees.

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

 Item 11.  Executive Compensation

The following table sets forth all compensation paid by Aoxing Pharma and its subsidiaries to Zhenjiang Yue for services as Chief Executive Officer during the years ended June 30, 2014, 2013 and 2012.   There were no other executive officers whose total salary and bonus for the fiscal year ended June 30, 2014 exceeded $100,000.

Summary Compensation Table

	Year	Salary		Bonus	Stock Award (6)	Option Award	Other Compensation	Total

Zhenjiang Yue	2014	$162,689	(1)	-	-	-	-	$162,689
	2013	$159,200	(2)	-	-	-	-	$159,200
	2012	$157,159	(3)	-	-	-	-	$157,159

___________________________

(1)	The dollar equivalent of 1,000,000 RMB, based on the exchange rate of 6.1467 RMB per dollar

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

Executive Employment Agreement dated as of January 13, 2010 with Zhenjiang Yue.  This agreement provides that Mr. Yue will serve as the Company’s Chief Executive Officer.  The Company agreed to pay Mr. Yue an annual salary of 1 million Chinese Yuan (approximately US$158,000).  The Company may also pay him a cash bonus, within the discretion of the Board.  In addition, subject to the approval of the Board, Mr. Yue is eligible to receive equity based award in the form of restricted common stock, stock option or other securities by the Company from time to time.  The term of the agreement ends on January 13, 2014, but it renewed for consecutive one year terms unless affirmatively terminated by either party.  The Company can terminate the agreement at any time without cause, but will be liable for six months’ severance pay.   The agreement contains a covenant of non-competition by Mr. Yue for one year after termination, unless he is terminated without cause or he terminates for good reason.

Equity Grants in Fiscal 2014

The following tables set forth certain information regarding the stock options acquired by the Company’s Executive Officer during the year ended June 30, 2014 and those options held by him on June 30, 2014.

 Option Grants in the Last Fiscal Year

	Number of securities underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date

Zhenjiang Yue	-	-	-	-

 Compensation of Directors

The members of the Board receive remuneration in cash and/or restricted shares of the common stock for the period of their duties as shown below:

·	No compensation for Zhenjiang Yue or Jun Min
·	RMB 4,000 per month and 20,000 shares of common stock annually for Yang Li
RMB 4,000 per month and 20,000 shares of common stock annually for Zhimin Li
·	RMB 4,000 per month and 20,000 shares of common stock annually for Guozhu Xu
.
The following table sets forth all compensation paid or to be paid by the Company, as well as certain other  compensation paid or accrued, for each of the directors for the fiscal year ended June 30, 2014. The Board members have the option of receiving fees earned in cash or restricted stock.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Zhenjiang Yue	-	-	-	-
Jun Min	-	-	-	-
Yang Li	7,809	6,200	-	14,009
Zhimin Li	-	-	-	-
Guozhu Xu	7,809	6,200	-	14,009

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information regarding the beneficial ownership of our common stock by:

·	each person known to us that beneficially owns more than 5% of our outstanding shares of common stock;
·	each of our directors;
·	each of our named executive officers; and
·	all of our current directors and executive officers as a group.

There are 61,737,100 shares of our common stock issued and outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Zhenjiang Yue	12,161,375	(2)	19.7%
Jun Min	0	(3)	*
Yang Li	0		--
Guozhu Xu	80,000		*
Zhimin Li	0		--

All directors and officers as a group (7 persons)	13,235,027		21.4%

American Oriental Bioengineering, Inc.	16,789,203	(4)	27.2%
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

(2)	Includes (i) 10,661,375 shares of common stock held by Mr. Yue and (ii) 1,500,000 shares of common stock held of record by Mr. Yue’s spouse, Cuiying Hao.
(3)	Does not include 16,789,203 shares owned of record by American Oriental Bioengineering, Inc., of which Mr. Min is Vice President and a member of the Board of Directors.
(4)	Represents shares of common stock held by American Oriental Bioengineering, Inc. The address for AOB is c/o Aoxing Pharmaceutical Company, 15 Exchange Place Suite 500, Jersey City, NJ 07302.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the 2014 fiscal year, we were not involved in any related party transactions subject to Item 404 of Regulation S-K.  Pursuant to Board policies, our executive officers and directors, and principal shareholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction without the prior consent of the Board. Any request for such related party transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to the Audit Committee and the Board for review, consideration and approval. All of our directors, executive officers and employees are required to report to the Board any such related party transaction. In approving or rejecting the proposed agreement, the Board will consider the relevant facts and circumstances available and deemed relevant to the Board which will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as the Board determines in the good faith exercise of its discretion.

Director Independence

Our Board is subject to the independence requirements of the NYSE MKT LLC.  Pursuant to the requirements, the Board reviews director independence.  During this review, the Board considers transactions and relationships between each director or any member of his immediate family and Aoxing and its affiliates, including those transactions that are contemplated under Item 404(a) of Regulation S-K.  The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.  Based on this review, the Board has determined that all but two of our directors are “independent” as defined by the listing standards of the NYSE MKTLLC Company Guide (Mr. Zhenjiang Yue also serves as our Chief Executive Officer, and Mr. Jun Min is not considered independent, respectively, and neither Mr. Yue nor Mr. Jun serves on the Audit, Nominating, or Compensation Committees).  The Board has also determined that the members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and Section 803 of the NYSE MKT LLC Company Guide.  The Board based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors.  None of our directors engages in any transaction, relationship, or arrangement contemplated under Item 404(a) of Regulation S-K.

Item 14.  Principal Accountant Fees and Services

Our current principal independent auditor is BDO China Shu Lun Pan Certified Accountants LLP, which we initially engaged on April 29, 2013.

The following table presents fees for professional services rendered by BDO China Shu Lun Pan Certified Accountants LLP with respect to the year ended June 30, 2014 and 2013.

Services Performed	2014	2013

Audit Fees (1)	$155,789	$150,000
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

Total Fees	$155,789	$150,000

(1)
Audit fees represent fees billed for professional services provided in connection with the audit of the Company’s annual financial statements and reviews of its quarterly financial statements.  All work on the engagements to audit the Company’s financial statements for the years ended June 30, 2014 and 2013 was performed by full-time permanent employees of BDO China Shu Lun Pan Certified Accountants LLP.

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

Our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditors.  The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members.  Any service pre-approved by a delegate must be reported to the Audit Committee at the next scheduled quarterly meeting.  The Audit Committee considered whether the provision of the auditors’ services, other than for the annual audit and quarterly reviews, is compatible with its independence and concluded that it is compatible.  In 2014 and 2013, all such services were pre-approved by the Audit Committee.

Item 15.  Exhibit List and Financial Statement Schedules

(a) Financial Statements

Report of Independent Registered Accounting Firm

Balance Sheets – June 30, 2014 and 2013

Consolidated Statements of Operations – Years Ended June 30, 2014 and 2013

Consolidated Statement of Changes in Stockholders’ Equity - Years Ended June 30, 2014 and 2013

Consolidated Statements of Cash Flows - Years ended June 30, 2014 and 2013

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

*              Filed herewith.

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

Aoxing Pharmaceutical Company, Inc.

Date: September 29, 2014	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below on [September 30, 2014] by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Zhenjiang Yue	Date: September 29, 2014
Zhenjiang Yue, Director,
Chief Executive Officer

/s/ Guoan Zhang	Date: September 29, 2014
Guoan Zhang, Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/Yang Li	Date: September 29, 2014
Yang Li, Director

/s/ Jun Min	Date: September 29, 2014
Jun Min, Director

/s/ Guozhu Xu	Date: September 29, 2014
Guozhu Xu, Director

/s/ Zhimin Li	Date: September 29, 2014
Zhimin Li, Director