Form 10-Q
period 2014-09-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2014-11-14
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2014

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

As of November 14, 2014 the number of shares outstanding of the Registrant’s common stock was 66,264,930 with $.001 par value.

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2014

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2014	2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,343,822	$2,329,660
Accounts receivable, net of allowance for doubtful accounts of $1,380,016 and $1,562,109, respectively	4,021,459	3,890,550
Inventories, net	2,272,342	2,195,274
Prepaid expenses and other current assets	3,410,258	2,505,129
TOTAL CURRENT ASSETS	12,047,881	10,920,613

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	26,335,174	26,418,842
Other intangible assets, net	530,378	546,114
Investment in joint venture	163,240	189,185
TOTAL LONG-TERM ASSETS	27,028,792	27,154,141
TOTAL ASSETS	$39,076,673	$38,074,754

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$5,281,696	$11,398,464
Accounts payable	3,424,154	3,883,198
Loan payable – bank	20,305,393	3,247,966
Current portion of loan payable - related parties	396,956	1,084,248
Current portion of long-term bank loan	-	10,166,133
Accrued expenses and other current liabilities	3,409,690	4,434,790
TOTAL CURRENT LIABILITIES	32,817,889	34,214,799

LONG-TERM LIABILITIES:
Loan payable - related parties	3,904,613	6,146,803
- others	1,355,184	1,354,810
Deferred income	367,122	367,020
TOTAL LONG-TERM LIABILITIES	5,626,919	7,868,633

Common stock, par value $0.001, 100,000,000 shares authorized, 61,737,100 and 49,874,822 shares issued and outstanding on September 30, 2014 and June 30, 2014	61,737	49,875
Additional paid in capital	62,932,722	58,315,446
Accumulated deficit	(63,857,552)	(63,849,681)
Accumulated other comprehensive income	2,992,354	2,979,235
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	2,129,261	(2,505,125)

NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,497,396)	(1,503,553)
TOTAL EQUITY	631,865	(4,008,678)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$39,076,673	$38,074,754

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended
	September 30,
	2014	2013

SALES	$4,565,081	$3,577,108
COST OF SALES	1,387,534	2,014,663
GROSS PROFIT	3,177,547	1,562,445

OPERATING EXPENSES:
Research and development expense	107,550	177,941
General and administrative expenses	511,486	830,050
Selling expenses	1,202,509	1,617,989
Depreciation and amortization	139,276	181,426
TOTAL OPERATING EXPENSES	1,960,821	2,807,406

INCOME (LOSS) FROM OPERATIONS	1,216,726	(1,244,961)

OTHER EXPENSE:
Interest expense, net of interest income	(1,193,160)	(1,074,690)

Equity in loss of joint venture, net of tax	(25,971)	(31,323)

TOTAL OTHER EXPENSE	(1,219,131)	(1,106,013)

LOSS BEFORE INCOME TAX	(2,405)	(2,350,974)

Income tax	-	-
NET LOSS	(2,405)	(2,350,974)

Net income (loss) attributed to non-controlling interest in subsidiaries	5,467	(115,988)
LOSS ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	(7,872)	(2,234,986)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	13,809	20,870

COMPREHENSIVE PROFIT/(LOSS)	5,937	(2,214,116)

Other comprehensive income attributable to non-controlling interest	690	1,043

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$5,247	$(2,215,159)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	53,098,267	49,814,822

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,
OPERATING ACTIVITIES:	2014	2013
Net loss	$(2,405)	$(2,350,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280,349	273,808
Bad debts written back/(written off)	(182,339)	64,897
Common stock issued for services	2,850	3,900
Equity in loss of joint venture, net of tax	25,972	31,323
Inventory markdown	83,392
Changes in operating assets and liabilities:
Accounts receivable	52,636	(908,790)
Inventories	(159,776)	330,011
Prepaid expenses and other current assets	(903,514)	48,677
Accounts payable	(459,649)	(16,467)
Accrued expenses and other current liabilities	(1,025,274)	297,317
NET CASH USED IN OPERATING ACTIVITIES	(2,287,758)	(2,226,298)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(173,606)	(11,475)
NET CASH USED IN INVESTING ACTIVITIES	(173,606)	(11,475)

FINANCING ACTIVITIES:
Proceeds from/(Repayment of) bank loan	17,039,175	(194,504)
Repayment of short – term borrowings	(6,113,689)	-
Repayment of other borrowings	(10,158,594)	-

Repayment of loans from related party	1,703,598	(48,626)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	2,470,490	(243,130)

EFFECT OF EXCHANGE RATE ON CASH	5,036	16,582

INCREASE (DECREASE) IN CASH	14,162	(2,464,321)
CASH – BEGINNING OF PERIOD	2,329,660	4,007,823
CASH – END OF PERIOD	$2,343,822	$1,543,502

Supplemental disclosures of cash flow information:
Cash paid for interest	$936,445	$939,511
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

 1                     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of June 30, 2014 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year 2014. These interim financial statements should be read in conjunction with that report.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed on September 29, 2014.

2                      BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Aoxing Pharmaceutical Co., Inc. (“the Company” or “Aoxing Pharma”) is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products.

As of September 30, 2014, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”), which is organized under the laws of the People’s Republic of China (“PRC”).  As of September 30, 2014, the Company owned 95% of the issued and outstanding common stock of Hebei.

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

Liquidity and Capital Resources

Currently and historically, the Company has managed to operate the business with negative net working capital. The Company’s negative working capital is primarily due to substantial short-term loans from banks. The Company is able to operate with a negative net working capital because of local governmental subsidies and loans from unrelated and related parties. The Company believes operating cash flows turning positive in the near-term, continued support from related parties, and the ability to continue to roll over short-term debt, taken together, provide adequate resources to fund ongoing operations in the foreseeable future. In terms of sales, the Company’s previous sales process begins with the sales manager who ships the product to a third-party sales agent. The sales agent then sells the product directly to the customer. With the current sales process, the Company gradually terminates the sales agent contracts and sells the product directly to the customer. The product is delivered to the customer through a logistics company. The Company believes that the increased market demand for its main product in the near term and the change in sales distribution network will produce substantial positive cash flow. If the Company’s short-term cash flows decrease significantly and the Company is unable to pay its short-term liabilities, the Company’s business, financial condition and results of operations could be materially affected.

We have incurred recurring operating losses and had an accumulated deficit of $63.9 million as of September 30, 2014. In addition, we had negative working capital of $20.8 million as of September 30, 2014. Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern.  Despite negative operating cash flow positions, our management anticipates that we will generate sufficient cash flows to fund our operations in fiscal year 2015 by increasing revenues and profit margins of our core product sales and continued support from our lenders to rollover debt when it becomes due.  If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to grow our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

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

Impairment of long lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or company of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

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

As of September 30, 2014, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term borrowings, loans payable, related party notes payable and unrelated party notes payable that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of September 30, 2014.

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

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset company was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity's operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. The Company currently does not have operations that are reported as discontinued operations and does not expect the adoption of this guidance to have a material effect the Company’s financial position, results of operations, or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is not permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12).  The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3                      GOING CONCERN

The Company incurred a net loss of $2,405 and had $2,287,758 negative cash flow from operations during the year ended September 30, 2014. As of September 30, 2014, the Company’s current liabilities exceeded its current assets by $20,770,008. The Company had cash and cash equivalents of $2,343,822 as of September 30, 2014. The Company’s ability to continue as a going concern is dependent on many events outside of its direct control, including, among other things, the amount of working capital that the Company has available. The Company’s inability to generate cash flows from operations to meet its obligations and the uncertainty of raising the funds required for operations on reasonable terms, among other factors, raises substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The management of the Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. During the period ended September 30, 2014, the Company obtained a short term borrowing of $3.2 million from Shijiazhuang Construction Investment Corporation for 12 months, and the due date is November 11, 2014. The Company further obtained a $4.9 million bank loan from Postal Savings Bank, a $4.1 million bank loan from China MinSheng Bank, a $8.1 million loan from Rural credit cooperative of ShiJiaZhuang, and a $1.9 million loan from HeBei ChuangYu Investment Group Co., Ltd. during the period ended September 30, 2014.

In July 2014, six creditors agreed to convert $4.6 million in debt to shares at a conversion rate of $0.39 per share which was the six-month average share price. In addition, the Company is reviewing possible adjustments to the sales team and marketing policies to make the sales profitable in a faster manner.

Considering that revenue for the quarter ended September 30, 2014 was higher than revenue during 1st quarter of the prior year, management believes operating cash flows will turn positive in the near-term. The Company anticipates the average price of its products will increase substantially through the change in sales distribution network. The Company’s previous sales process begins with the sales manager who ships the product to a third-party sales agent. The sales agent then sells the product directly to the customer. With the current sales process, the Company gradually terminates the sales agent contracts and sells the product directly to the customer through a local distributor. Management also believes that the increased market demand for its main product in the near term and a reduction in cost and usage of raw materials will be sufficient to offset the selling and administrative expenses and generate substantial positive operating cash flows. Management also believes that the Company will have continued support from related parties, and will have the ability to continue to roll over short-term debt. Lastly, the Company also started the process of securing additional funds and adopted various cost-saving strategies.

 4                     INVENTORIES, NET

Inventories consist of the following:

	September 30,	June 30,
	2014	2014
Work in process	$444,349	$642,842
Raw materials	580.910	669,880
Finished goods	1,247,083	882,552
	$2,272,342	$2,195,274

The allowance for obsolete inventory as of September 30, 2014 and June 30, 2014 was $471,617 and $471,487, respectively.

5                      EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company account for its investment in API (see Note 2), under the equity method of accounting.

Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

	For the Quarter	For the Year
	Ended	Ended
	September 30, 2014	June 30, 2014
Current assets	$17,410	$23,144
Noncurrent assets	784,061	795,273
Current liabilities	$540,298	$506,534
Noncurrent liabilities	-	-
Equity	$261,173	$312,063
Revenue	-	-
General and administrative expenses	$(50,924)	$(205,323)
Net loss	$(50,924)	$(205,323)

6                      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	September 30,	June 30,
	2014	2014
Accrued salaries and benefits	$708,695	$817,306
Accrued interest	634,724	1,294,934
Accrued taxes	636,467	418,485
Deposit payable	605,297	605,130
Due to employee	46,759	46,746
Advance from customers	237,968	733,144
Other accounts payable	204,321	286,376
Other accrued expenses and current liabilities	335,459	232,669
	$3,409,690	$4,434,790

7                      SHORT-TERM BORROWING

Short-term borrowing consists of the following:

	September 30 June 30,
	2014		2014
Shijiazhuang Finance Bureau (a)	$81,221		$81,199
Shijiazhuang Construction Investment Group Co., Ltd (b)	3,248,863		3,247,966
Hebei Chuangyu Investment Group Co., Ltd (c)	1,949,318		1,948,780
Hebei Hengrui Sunshine Pharmacy Co., Ltd	-		3,247,966
Mr. Liu Shujun	-	-	260,519
Mr. Li Hui (d)	2,294		538,208
Shijiazhuang Red Property Management Co., Ltd		-	2,073,826
Total	$5,281,696		$11,398,464

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

(c) A four months term loan from Hebei Chuangyu Investment Group Co., Ltd. The note bears an annual interest rate of 15% and is due on November 22, 2014.

(d) On December 21, 2012, the Company obtained an RMB 2,000,000 (approximately $324,797) term loan from Mr. Li Hui. The note bears an annual interest rate of 27.6% and is due on December 31, 2014. On March 1, 2013, the Company further obtained RMB 1,314,120 (approximately $213,411) term loan from Mr. Li Hui. The note bears an annual interest rate of 20% and is due on February 28, 2015.They company converted debt-to-equity swaps RMB 3, 300,000 (approximately $ 535,914) for Mr. Li Hui during this quarter.

8                      LOAN PAYABLE - BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	September 30, 2014	June 30, 2014
Bank note in the amount of 25 million RMB with China Minsheng Bank bearing an annual floating rate of 7.8% interest per annum, made on June 18, 2014 for one year maturing on June 17, 2015	$4,061,079	$-
Bank note in the amount of 20 million RMB with China Merchant Bank bearing an annual floating rate of 7.8% initially made on 30 December, 2013, for one year maturing on 26 December, 2014	3,248,863	3,247,966
Bank Note in the amount of 30 million RMB with Postal Savings Bank bearing an 7.8%interest per annum, made on July 21, 2014 for one year maturing on July 20, 2015	4,873,294	-
Bank Note in the amount of 50 million RMB with China HuiRong Co., Ltd bearing an 7.2% interest per annum, made on June 18, 2014 for one year maturing on June 17, 2015	8,122,157	-
	$20,305,393	$3,247,966

9                      LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 16% and 15.33% per annum as of September 30, 2014 and June 30, 2014 respectively. Loans will mature as follows:

	September 30,	June 30,
	2014	2014
Within one year	$396,956	$1,084,248
1 – 2 years	-	-
2 – 3 years	3,904,613	6,146,803
Total	4,301,569	7,231,051
Less current portion	(396,956)	(1,084,248)
	$3,904,613	$6,146,803

10                    LOAN PAYABLE – OTHER

 Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 13.69% and 17.57% per annum as of September 30, 2014 and June 30, 2014 respectively. Loans will mature as following:

	September 30,	June 30,
	2014	2014
Within one year	$-	$-
1 – 2 years	-	-
2 – 3 years	1,355,184	1,354,810
Total	1,355,184	1,354,810
Less current portion	-	-
	$1,355,184	$1,354,810

11                    ISSUANCE OF COMMON STOCK

During the three months ended September 30, 2014, the Company issued 11,862,278 shares of common stock in satisfaction  of $4.6 million in debt. The shares were valued at $0.39 per share, which exceeded  the six-month average share price as well as the market price at time of issuance. Paid in capital was increased by $4,614,426 as a result of the exchange.

12                   TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generallysubject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	For the Quarter ended September 30,
	2014	2013
Tax at U.S. Statutory rate	$(842)	$(822,841)
Tax rate difference between China and U.S.	(3,083,941)	(276,425)
Change in Valuation Allowance	3,084,783	1,099,266
Effective tax rate	$-	$-

The provisions of income taxes (credit) are summarized as follows:

	For the Quarter ended September 30,
	2014	2013
Current	$-	$-
Deferred - U.S.	(38,113)	(9,557)
Deferred - China	(3,046,670)	(1,089,709)
Valuation allowance - U.S.	38,113	9,557
Valuation allowance - China.	3,046,670	1,089,709
Total	$-	$-

The deferred tax assets are substantially related to loss carry forwards for the past 5 years under Chinese tax law.  The Company determined a full valuation allowance was necessary as of September 30, 2013 and 2014.

13                   CONCENTRATIONS

Sales to three major customers accounted for 17%, 6% and 4% of total sales for the three months ended September 30, 2014. Sales to three major customers accounted for 7%, 6% and 5% of total sales for the three months ended September 30, 2013. As of September 30, 2014, three major customers accounted for 11%, 4% and 4% of Company’s accounts receivable balance. As of September 30, 2013, no customer accounted for more than 2% of company accounts receivable balance.

Sales of two major products represented approximately 96% and 2% of total sales for the three months ended September 30, 2014. Sales of two major products represented approximately 93% and 3% of total sales for the three months ended September 30, 2013.

14                   SUBSEQUENT EVENTS

On November 5, 2014 the Registrant sold to 22 of its employees a total of 4,527,830 shares of common stock for a total of $1,177,235.77 or $0.26 per share, which exceeded the market price on October 4, 2014, when the contract of sale was made.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Aoxing Pharmaceutical Company, Inc. that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of any unanticipated events.

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

Results of Operations- Comparison of the quarters ended September 30, 2014 and 2013

Revenue for the three months ended September 30, 2014 was $4,565,081, representing a 28% increase over the revenue of $3,577,108 realized during the three months ended September 30, 2013. The increase in revenue was primarily attributable to the increase in sales price of our main product. The Company’s previous sales process begins with the sales manager who ships the product to a third-party sales agent. The sales agent then sells the product directly to the customer. With the current sales process, the Company has gradually terminated the sales agent contracts and now sells the product directly to the customer through a logistics company. The sales price to direct customers is higher than the price to sales agencies, which has led to an increase in average price of the products.

Cost of sales was $1,387,534 for the three months ended September 30, 2014, which was 31% lower than the $2,014,663 in costs incurred during the three months ended September 30, 2013.  A bad harvest in 2013 led to a sharp increase in the market price of raw materials, which has only recently begun to return to their prior level.  As a result, gross margin was 70% during the three months ended September 30, 2014 compared to 43.7% in the same period of last year. The increase in gross margin, combined with increased revenue, led to gross profit of $3,177,547 during the three months ended September 30, 2014, 103% higher than the same period a year earlier. .

Operating expenses fell by 30% from the first quarter of fiscal 2014 to the first quarter of fiscal 2015, as reductions were recorded in all categories of operating expense:

•
Research and development expenses were $107,550 during the three months ended September 30, 2014, representing a 40% decrease from $177,941 recorded during the three months ended September 30, 2013. R&D expenses often fluctuate significantly from one period to another, reflecting the progress and timing of our various development projects.

•
General and administrative expenses were $511,486 in the three months ended September 30, 2014, 38% lower than $830,050 in the three months ended September 30, 2013. The decrease was primarily due to  the reversal of $182,339 in previously recorded bad debt as a result of collection efforts during three months ended September 30, 2014.

•
Selling expenses in the amount of $1,202,509 incurred during the three months ended September 30, 2014 were 26% lower than $1,617,989 spent on selling during the three months ended September 30, 2013. In 2013 we engaged a group of temporary sales personnel in an effort to boost sales of XiaoPiLing. The recent  reduction in selling expenses was mainly due to the termination of that program.

•	Depreciation and amortization expense fell by 23% from $181,426 to $139,276. The reduction occurred primarily because some of the equipment we are using has become fully depreciated..

We recorded income from operations of $1,216,726 for the quarter ended September 30, 2014 instead of a loss from operations of $1,244,961 the same period last year. This quarter’s income from operations was mainly attributed to the increase in revenue and the reduction in cost of sales and selling expenses.

Net interest expense was $1,193,160 for the three months ended September 30, 2014, increased 11% from net interest expense of $1,074,690 for the three months ended September 30, 2013.  The increment in interest expense was due to the increase in bank loans.

Equity in loss of joint venture was $25,971 for the three months ended September 30, 2014, a decrease of 17% from a loss of $31,323 recorded during the three months ended September 30, 2013. The loss was attributable to our share of the joint venture with Johnson Mathey Plc, which has no operations yet.

The Company realized a net loss of $2,405 for the three months ended September 30, 2014. Because the Company owns only 95% of Hebei Aoxing, 5% of Hebei Aoxing's income was attributed to the non-controlling interest.  Therefore the net loss attributable to the shareholders of Aoxing Pharmaceutical for the three months ended September 30, 2014 was $7,872. In comparison, during the three months ended September 30, 2013, the net loss attributable to the Company’s shareholders was $2,234,986, after deducting income attributable to the 5% non-controlling interest in Hebei Aoxing.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

 Our cash balance as of September 30, 2014 was $2,343,822 compared to $2,329,660 as of June 30, 2014. The cash balance remained stable because the $2,287,758 in  net cash used in operating activities during the quarter and $173,606 cash used for property and equipment was matched by $2,470,490 in net proceeds of our financing activities.

Operations during the period ended September 30, 2014 used $2,287,758 in cash, as compared to $2,226,298 used for the period ended September 30, 2013. The cash used in operations during the period ended September 30, 2014 is mainly attributed to increase in prepaid expenses and other current assets.

Our investing activities during the period ended September 30, 2014 consisted of $173,606 cash used to purchase additional property and equipment.

Our financing activities consisted of $2,470,490 net cash proceeds from bank loan and sale of common stock. During the period ended September 30, 2014, the Company issued $4.6 million value of common stock and obtain $17.0 million of bank loan in satisfaction of $6.1 million short-term borrowings from unrelated parties, $10.2 million other loan payable and $2.9 million loans from related parties.

Our working capital deficit on September 30, 2014 was $20,770,008, which was $2,524,180 less than the working capital deficit of $23,294,186 on June 30, 2013. The improvement in working capital occurred because in August we issued 11,862,278 shares of common stock to satisfy $4,626,289 in debt.

As a result of several debts refinancing during the period ended September 30, 2014, our debt service  obligations on September 30, 2014 were as following:

		Less than					After 5
Contractual Obligations	Total	1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Years
Banks	$20,305,393	$20,305,393	-	-	-	-	-
Affiliates	4,301,569	396,956		$3,904,613	-	-	-
Short-term borrowings	5,281,696	5,281,696	-	-	-	-	-
Others	1,355,184	-	-	1,355,184	-	-
TOTAL	$31,243,842	$25,984,045	-	$5,259,797	-	-	-

 For the next 12 months, management anticipates cash use from operations will decrease, because of increased product sales and efforts to preserve cash such as suspending non-essential research and development projects. Additionally, management does not expect any large capital expenditure projects in the next 12 months.  As a result, the Company will be able to operate at lower cost, without any major impact on its operations.

In November 2014 we raised $1,177,235and provided an employee incentive by selling 4,527,830 shares of common stock to 22 of our employees. The Company may also take additional loans from related parties, if necessary.  Furthermore, the Company will continue to seek financing to fund expansion of our operations, extend our reach to broader markets, or to acquire additional entities. We may rely on bank borrowing as well as capital raises.  We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

We have incurred recurring operating losses and had an accumulated deficit of $63.9 million as of September 30, 2014. In addition, we had negative working capital of $20.8 million as of September 30, 2014.  Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern. Despite recent negative operating cash flow positions, our management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing revenues and profit margins of our core product sales and continued support from our lenders to rollover debt when it becomes due. If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to achieve our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014.  The term “Disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  That evaluation revealed the following material weakness in our internal control over financial reporting: the Company's accounting personnel are relatively inexperienced with certain complexities within US GAAP and SEC reporting causing a material weakness in internal controls, Based on the results of these self-assessments, our principal executive officer and principal financial officer concluded that Aoxing Pharma’s system of disclosure controls and procedures was not effective as of September 30, 2014 for the purposes described in this paragraph.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2014.

Item 2. Unregistered Sale of Securities and Use of Proceeds

(a)	Unregistered sales of equity securities

The Company did not make any unregistered sales of equity securities during the first quarter of fiscal year 2015

(c)	Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal year 2015.

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: November 14, 2014	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By: /s/ Guoan Zhang
Guoan Zhang, Acting Chief Financial Officer
(Principal Accounting and Financial Officer)