Form 10-Q
period 2014-12-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2015-02-17
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 13, 2015, the number of shares outstanding of the Registrant’s common stock was 67,969,845 with $.001 par value.

AOXING PHARMACEUTICAL COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2014

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	June 30, 2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,339,469	$2,329,660
Accounts receivable, net of allowance for doubtful accounts of $1,436,730 and $749,086, respectively	4,526,735	3,890,550
Inventories, net	1,882,722	2,195,274
Prepaid expenses and other current assets	3,663,990	2,505,128
TOTAL CURRENT ASSETS	11,412,916	10,920,612

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	28,858,245	26,418,842
Other intangible assets, net	514,599	546,114
Investment in joint venture	141,335	189,185
TOTAL LONG-TERM ASSETS	29,514,279	27,154,142
TOTAL ASSETS	$40,927,195	$38,074,754

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$9,346,570	$11,398,464
Accounts payable	3,089,127	3,883,198
Loan payable – bank	9,750,548	3,247,966
Current portion of loan payable - related parties	397,115	1,084,248
Current portion of loan payable – other	-	10,166,133
Accrued expenses and other current liabilities	8,878,276	4,434,790
TOTAL CURRENT LIABILITIES	31,461,637	34,214,799

LONG-TERM LIABILITIES:
Loan payable - related parties	5,304,991	6,146,803
Loan payable – others	1,355,735	1,354,810
Deferred income	367,271	367,020
TOTAL LONG-TERM LIABILITIES	7,027,997	7,868,633

Common stock, par value $0.001, 100,000,000 shares authorized, 66,264,932 and 49,874,822 shares issued and outstanding on December 31, 2014 and June 30, 2014 respectively	66,265	49,875
Additional paid in capital	64,110,230	58,315,446
Accumulated deficit	(63,290,383)	(63,849,681)
Accumulated other comprehensive income	3,012,976	2,979,235
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	3,899,088	(2,505,125)

NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,461,526)	(1,503,553)
TOTAL EQUITY	2,437,562	(4,008,678)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$40,927,195	$38,074,754

                                              See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2014	2013	2014	2013

SALES	$6,430,701	$3,466,807	$10,955,783	$7,043,915
COST OF SALES	1,624,853	2,023,707	3,012,386	4,038,371
GROSS PROFIT	4,805,848	1,443,100	7,983,397	3,005,544

OPERATING EXPENSES:
Research and development expense	95,597	90,775	203,147	268,716
General and administrative expenses	821,008	617,903	1,332,495	1,447,953
Selling expenses	1,775,924	1,258,800	2,978,433	2,876,789
Depreciation and amortization	140,802	138,585	280,076	320,011
TOTAL OPERATING EXPENSES	2,833,331	2,106,063	4,794,151	4,913,469

PROFIT (LOSS) FROM OPERATIONS	1,972,517	(662,963)	3,189,246	(1,907,924)

OTHER EXPENSE:
Interest expense, net of interest income	(1,628,120)	(1,254,403)	(2,821,280)	(2,329,092)
Equity in loss of joint venture, net	(22,018)	(104)	(47,989)	(31,427)
Subsidy income	279,573	-	279,573	-
TOTAL OTHER EXPENSE	(1,370,565)	(1,254,506)	(2,589,696)	(2,360,519)

PROFIT (LOSS) BEFORE INCOME TAXES	601,952	(1,917,469)	599,550	(4,268,443)

Income tax expense	-	-	-	-

NET PROFIT (LOSS)	601,952	(1,917,469)	599,550	(4,268,443)

Net profit (loss) attributed to non-controlling interest in subsidiaries	34,784	(91,752)	40,251	(207,740)
PROFIT (LOSS) ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	567,168	(1,825,717)	559,299	(4,060,703)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	7,900	11,526	21,708	32,395

COMPREHENSIVE PROFIT (LOSS)	575,068	(1,814,191)	581,007	(4,028,307)

Other comprehensive income attributable to non-controlling interest	395	576	1,085	1,620

COMPREHENSIVE PROFIT (LOSS) ATTRIBUTABLE TO THE COMPANY	$574,673	$(1,814,768)	$579,922	$(4,029,927)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.04)	$0.01	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	57,614,546	49,861,126	57,614,546	49,837,974

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	December 31,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$559,299	$(4,060,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	547,550	543,056
Bad debts written back/(written off)	(126,471)	76,604
Common stock issued for services	4,800	7,650
Equity in loss of joint venture, net	40,251	31,427
Net profit (loss) attributable to non-controlling interests	38,883	(207,740)
Inventory markdown	83,528	-
Changes in operating assets and liabilities:
Accounts receivable	(507,188)	(1,166,186)
Inventories	230,587	(59,709)
Prepaid expenses and other current assets	(1,157,381)	(398,194)
Accounts payable	(796,885)	1,005,119
Accrued expenses and other current liabilities	4,441,383	1,411,323
NET CASH GENERATED FROM (USED IN) OPERATING ACTIVITIES	3,367,461	(2,817,353)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,937,622)	(58,582)

NET CASH USED IN INVESTING ACTIVITIES	(2,937,622)	(58,582)

FINANCING ACTIVITIES:
Payment of bank loans	-	(390,293)
Proceeds from bank loans	6,501,697	3,252,445
Short-term borrowings, net of proceeds	(2,060,095)	-
Proceeds/(payment) of other borrowings	(10,175,156)	343,916
Sale of common stock	5,816,451
Repayment of loans to related party	(1,534,190)	(392,702)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,451,294)	2,813,365

EFFECT OF EXCHANGE RATE ON CASH	31,263	48,668

DECREASE IN CASH	(990,192)	(13,902)
CASH – BEGINNING OF PERIOD	2,329,660	4,007,823
CASH – END OF PERIOD	$1,339,469	3,993,921

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,167,325	1,865,475
Cash paid for income taxes	$-

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
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

As of December 31, 2014, the Company had one operating subsidiary: HebeiAoxing Pharmaceutical Co., Inc. (“Hebei”), which is organized under the laws of the People’s Republic of China (“PRC”) and the Company owned 95% of the issued and outstanding common stock of Hebei.

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

In April 2008, Hebei completed the acquisition of 100% of the registered capital of Lerentang (“LRT”). LRT was engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China. The manufacturing operations of LRT had been completely integrated into Hebei.

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

As of December 31, 2014, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term borrowings, loans payable, related party notes payable and unrelated party notes payable that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of December 31, 2014.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current US GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company is currently assessing the impact the adoption of ASU 2014-09 and the effect of the standard on our ongoing financial reporting.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-12 (“ASU 2014-12”), “Compensation—Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently evaluating the impact of adopting this Update on its financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of adopting this update on its financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20)”, which simplifies income statement presentation by eliminating the concept of an extraordinary item. As a result, entities will no longer segregate an extraordinary item from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and disclose income taxes and earnings per share data applicable to an extraordinary item. The guidance is effective for the Company beginning the first quarter of fiscal 2017 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows .

3                      GOING CONCERN

As of December 31, 2014, the Company’s current liabilities exceeded its current assets by $20,051,721. The Company had cash and cash equivalents of $1,339,469 as of December 31, 2014. The Company’s ability to continue as a going concern is dependent on many events outside of its direct control, including, among other things, the ability to obtain future funding. The Company’s inability to generate cash flows to meet its obligations due to the uncertainty of achieving operating profitability on an annual basis and raising required funding on reasonable terms, among other factors, raises substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company believes that the Company's large negative working capital will improve gradually during fiscal year 2015. Management expects the improvement to come from improved operating results and by extending short term into longer term loans. Management anticipates that these improvements will enable the Company to reduce current high interest expenses and fund on-going operations.

The management of the Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. To reduce the total debt, the Company obtained additional short-term bank loan and used its operating cash flow to repay other loan payable. The net cash used in financing activities was $1.5 million during the period ended December 31, 2014.

Revenue for the period ended December 31, 2014 was significantly higher than revenue during the prior year as a result of its new marketing campaign and increased brand awareness of its products.  Management believes the net profit and positive operating cash flows generated in this quarter will continue in the coming years due to the increased market demand for its main product. Management also believes that the Company will have continued support from related parties, and will have the ability to continue to roll over short-term debt. Lastly, the Company also started the process of securing additional funds through long term  debt financing.

 4                     INVENTORIES, NET

Inventories consist of the following:

	December 31,	June 30,
	2014	2014

Work in process	$552,573	$642,842
Raw materials	274,308	669,880
Finished goods	1,055,841	882,552
	$1,882,722	$2,195,274

The provisions for obsolete inventory as of December 31, 2014 and June 30, 2014 were $471,808 and $471,487 respectively.

5                      EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in API (see Note 2), under the equity method of accounting.

Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

	For Six Months	For the Year
	Ended	Ended
	December 31, 2014	June 30, 2014
Current assets	$10,865	$23,144
Noncurrent assets	776,154	795,273
Current liabilities	$568,821	$506,354
Noncurrent liabilities
Equity	$218,199	$312,063
Revenue
General and administrative expenses	$(94,097)	$(205,323)
Net loss	$(94,097)	$(205,323)

6                      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	December 31,	June 30,
	2014	2014
Accrued salaries and benefits	$689,860	$817,306
Accrued interest	1,118,068	1,294,934
Accrued taxes	869,573	418,485
Deposit payable	605,543	605,130
Due to employees	46,778	46,746
Advance from customers	3,683,964	733,144
Other accounts payable	1,342,201	286,376
Other accrued expenses and current liabilities	522,289	232,669
	$8,878,276	$4,434,790

7                      LOAN PAYABLE – BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	December 31,	June 30,
	2014	2014
Bank Note in the amount of 20 million RMB with China Merchant Bank bearing an annual floating rate of 7.8%, initially made on December 27, 2013 for one year maturing on 26 December 2014.	$--	$3,247,966
Bank Note in the amount of 30 million RMB with Postal Savings Bank bearing an 7.8% interest per annum, made on July 22, 2014 for one year maturing on July 21, 2015	4,875,274	--
Bank Note in the amount of 30 million RMB with China HuiRong Co., Ltd bearing an 10.0% interest per annum, initially made on September 23, 2014 and repayable on demand	$4,875,274	$--
	$9,750,548	$3,247,966

8                      LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 17.99% and 13.94% per annum as of December 31, 2014 and June 30, 2014 respectively. Loans will mature as follows:

	December 31,	June 30,
	2014	2014
Within one year	397,115	1,084,248
1 – 2 years		-
2 – 3 years	5,304,991	6,146,803
Total	5,702,106	7,231,051
Less current portion	(397,115)	(1,084,248)
Loan payable-related parties, non-current	$5,304,991	$6,146,803

9                     LOAN PAYABLE – OTHER

Loan payable – other consists of loans from unrelated third-parties, bearing interest at an average rate of 17.90% and 17.57% per annum as of December 31, 2014 and June 30, 2014 respectively. Loans will mature as following:

	December 31,	June 30,
	2014	2014
Within one year	--	--
1 – 2 years	1,355,735
2 – 3 years	--	1,354,810
Total	1,355,735	1,354,810
Less current portion	--	-
Loan payable-other, non-current	$1,355,735	$1,354,810

10                   ISSUANCE OF COMMON STOCK

During the period ended September 30, 2014, the Company issued 11,862,278 shares of common stock in satisfaction of $4.6 million in debt. The shares were valued at $0.39 per share, which exceeded the six-month average share price as well as the market price at time of issuance. Paid in capital was increased by $4,614,426 as a result of the exchange.

On November 5, 2014 the Company sold to 22 of its employees a total of 4,527,832 shares of common stock for a total of $1,177,236 or $0.26 per share, which exceeded the market price on October 4, 2014, when the contract of sale was made.

 11                  TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	For six months ended December 31,
	2014	2013
Tax at U.S. Statutory rate	$209,842	$(1,493,955)
Tax rate difference between China and U.S.	(2,949,659)	450,777
Change in Valuation Allowance	2,739,853	1,043,178
Effective tax rate	$-	$-

The provisions of income taxes (credit) are summarized as follows:

	For six months ended December 31,
	2014	2013
Current	$209,842	$-
Deferred - U.S.	(38,113)	(38,462)
Deferred – China	(2,911,582)	(1,004,716)
Valuation allowance - U.S.	38,113	38,462
Valuation allowance - China.	2,701,740	1,004,716
Total	$-	$-

The deferred tax assets are substantially related to loss carry forwards for the past 5 years under Chinese tax law. The Company determined a full valuation allowance was necessary as of December 31, 2014 and June 30, 2014.

12                   CONCENTRATIONS

Sales to two major customers were 8% and 7% of total sales for the three months ended December 31, 2014.  Sales to two major customers accounted for 9% and 6% of total sales for the three months ended December 31, 2013. As of December 31, 2014, two major customers accounted for 8% and 6% of Company’s accounts receivable balance. As of June 30, 2014, two major customers accounted for nil and 1% of Company’s accounts receivable balance.

Sales of two major products represented approximately 96% and 1% of total sales for the three months ended December 31, 2014. Sales of two major products represented approximately 90% and 4% of total sales for the three months ended December 31, 2013.
,
13                   SUBSEQUENT EVENTS

On February 9, 2015, the Company completed the sale of 1,704,915 shares of its common stock to six investors, each of whom is either an employee or a consultant to the Company. The largest purchase was by Wilfred Chow, who became the Chief Financial Officer of the Company on January 1, 2015. Mr. Chow purchased 812,500 shares. The purchase price for the shares was $0.33 per share, which was the market price when the purchase agreements were signed. The total added to the Company’s capital was $545,573.

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

On April 26, 2010, AoxingPharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei Aoxing will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. Hebei Aoxing has a 51% stake in the joint venture, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each joint venturer has equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The new joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment is projected to be approximately $15 million during the first five years. Approximately $1 million of capital resources had been invested in the joint venture as of December  31, 2014

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

Results of Operations

Revenues for the three months ended December 31, 2014 were $6,430,701, representing an 85% increase over the revenues of $3,466,807 realized during the three months ended December 31, 2013. Revenues for the six months ended December 31, 2014 were $10,955,783, representing a 56% increase over the revenues of $7,043,915 realized during the six months ended December 31, 2013. The increase in revenue was primarily attributable to the changes in our marketing program. The Company’s previous sales process began with the sales manager who shipped the product to a third-party sales agent. The sales agent then sold the product to the customer. With the current sales process, the Company has gradually terminated the sales agent contracts and now sells the product directly to the customer. The sales price to direct customers is higher than the price to sales agencies, which has led to an increase in average price of our products.

Cost of sales was $1,624,853 for the three months ended December 31, 2014, which was 20% lower than the $2,023,707 incurred during the three months ended December 31, 2013. Cost of sales was $3,012,386 for the six months ended December 31, 2014, which was 25% lower than the $4,038,371 in costs incurred during the six months ended December 31, 2013.  A bad harvest in 2013 led to a sharp increase in the market prices of raw materials, which have only recently begun to return to their prior level.

As a result of the decrease in cost of raw materials and the change in our sales channels, gross profit of $4,805,848 and $7,983,397 during the three and six months ended December 31, 2014 was 233% and 166% higher than the same periods a year earlier. Gross margins were 74.7% and 72.6% during the three and six month periods ended December 31, 2014 compared to 41.6% and 42.7% in the same periods of last year. We expect gross margin will remain stable in the following quarters due to reduce in cost of raw materials and manufacturing efficiency enhancements.

Research and development (“R&D”) expenses were $95,597 during the three months ended December 31, 2014, representing a 5% increase from $90,775 incurred during the three months ended December 31, 2013. R&D expenses often fluctuate significantly from one period to another, reflecting the progress and timing of our various development projects.

General and administrative expenses were $821,008 in the three months ended December 31, 2014, representing a 33% increase from $617,903 incurred during the three months ended December 31, 2013. The increase is due to increase in administrative cost as a result of the change in our distribution channels. General and administrative expenses were $1,332,495 in the six months ended December 31, 2014, 8% lower than the $1,447,953 incurred during the six months ended December 31, 2013. The decrease was primarily due to the reversal of $126,471 in previously recorded bad debt as a result of collection efforts during the first quarter of fiscal 2015.

Selling expenses were $1,775,924 in the three months ended December 31, 2014, representing a 41% increase from $1,258,800 incurred during the three months ended December 31, 2013. The increase is in line with increase in revenue for the period. Selling expenses in the amount of $2,978,433 incurred during the six months ended December 31, 2013 were 3.5% higher than the $2,876,789 incurred during the six months ended December 31, 2013..

We have improved our operating environment, which resulted in operating profit of $1,972,517 for the three months ended December 31, 2014 compared with an operating loss of $662,963 for the three months ended December 31, 2013. Operating profit was $3,189,245 for the six months ended December 31, 2014, compared with the loss from operations of $1,907,924 for the six months ended December 31, 2013. The operating profit was mainly due to the changing of distribution channels from using distributors to direct sales.

Net interest expense was $2,821,280 for the six months ended December 31, 2014, an increase of 21% from net interest expense of $2,329,092 for the six months ended December 31, 2013.  The Company’s short and long term debt increased by $2,922,668 comparing June 30, 2014 to December 31, 2014, causing the increase in net interest expense.

Equity in loss of joint venture was $22,018 and $47,989 for the three and six months periods ended December 31, 2014, compared to the $104 and $31,427 losses incurred during the comparable periods of fiscal 2014. The losses related to the JV with Johnson MatheyPlc are expected to continue, as the JV has not commenced operations.

The Company realized a net profit of $ 601,952 for the three months ended December 31, 2014 and $599,550 for the six months ended December 31, 2014. The achievement of net profit in this quarter was due to the increase in revenue and gross profit as a result of the change in our distribution channels.  We expect revenue and gross profit will further improve in the coming years.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

 Our cash balance as of December 31, 2014 was $1,339,469, compared to $2,329,660 as of June 30, 2014. We sustained our cash position through generating $3.4 million operating cash flow during the period.

Operations during the six month period ended December 31, 2014 generated $3,367,461 cash, as compared to the use of $2,817,353 cash in operations for the period ended December 31, 2013.  The primary reason for the increase in operating cash was due to operating income during this period and the increase in accrued expenses and other current liabilities.

Our investing activities during the six month period ended December 31, 2014 consisted of $2,937,622 cash used to purchase additional property and equipment. The major addition was the improvement of sewage system for environmental protection.

Our financing activities consisted of $1,451,294 net cash outflow, including $7,267,744 net cash used in repayment of bank loans and loans from related parties, offset by 5,816,451 cash from sale of common stock.

Our working capital deficit on December 31, 2014 was $20,048,721, which was a $3,245,466 improvement on our working capital deficit of $23,294,187 on June 30, 2014. The improvement in working capital occurred because in August we issued 11,862,278 shares of common stock to satisfy $4,626,289 in debt. In November, we further raised $1,177,235 by selling 4,527,830 shares of common stock to 22 of our employees.

As a result of several debts refinancing during the six month period ended December 31, 2014, our debt service obligations on December 31, 2014 were as following:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years

Banks	$9,750,548	$9,750,548	-	-	-	-	-
Affiliates	5,702,106	397,115		$5,304,991	-	-	-
Short-term borrowings	9,346,570	9,346,570		-	-	-	-
Others	1,355,735		1,355,735	-	-	-	-
TOTAL	$26,154,959	$19,494,233	$1,355,735	$5,304,991	-	-	-

 For the next 12 months, management anticipates cash from operations will increase, because of increased product sales during the period and future efforts to preserve cash such as suspending non-essential research and development projects. Additionally, management does not expect any large capital expenditure projects in the next 12 months.

In November 2014 we raised $1,177,235 and provided an employee incentive by selling 4,527,832 shares of common stock to 22 of our employees. The Company may also take additional loans from related parties, if necessary.  Furthermore, the Company will continue to seek financing to fund expansion of our operations, extend our reach to broader markets, or to acquire additional entities. We may rely on bank borrowing as well as capital raises.  We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company.

We have incurred operating losses in the past and had an accumulated deficit of $63.3 million as of December 31, 2014. In addition, we had negative working capital of $20.0 million as of December 31, 2014.  Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern. Despite the large accumulated deficit, we generates net profit and positive operating cash flow during the first half of the current fiscal year, and our management anticipates that we will continue to generate sufficient cash flows to fund our operations for the next twelve months by increasing revenues and profit margins of our core product sales and continued support from our lenders to rollover debt when it becomes due. However, if future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to achieve our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”).We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014.  The term “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. That evaluation revealed the following material weakness in our internal control over financial reporting: the Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting causing a material weakness in internal controls, Based on the results of these self-assessments, our principal executive officer and principal financial officer concluded that AoxingPharma’s system of disclosure controls and procedures was not effective as of December 31, 2014 for the purposes described in this paragraph.

We plan for the above to be remediated, which will provide for much greater credibility and consistency in the financial statements. To remediate the weakness, the Company plans to continue to train our internal accountants in US GAAP and SEC reporting. And on  December 19, 2014 the Company's Board of Directors appointed Wilfred Chow who is well experienced with US reporting to serve as the Company's Chief Financial Officer, effective on January 1, 2015.  Guoan Zhang, who had been serving as Interim CFO, remains with the Company as Senior Vice President for Finance.

Changes in Internal Control over Financial Reporting.

We expanded our financial management by engaging Wilfred Chow as Chief Financial Officer, effective on January 1, 2015, while retaining our prior CFO is the role of Senior Vice President for Finance. This expansion of our financial management staff should lead to an improvement in our internal control over financial reporting. Otherwise, there was no change in internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect Aoxing Pharmaceutical’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June  30, 2014.

Item 2.   Unregistered Sale of Securities and Use of Proceeds

(a)	Unregistered sales of equity securities

On November 5, 2014 the Company sold to 22 of its employees a total of 4,527,832 shares of common stock for a total of $1,177,236 or $0.26 per share, which exceeded the market price on October 4, 2014, when the contract of sale was made.  The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the shares were offered privately to the employees of the Company. The sales were also exempt from registration pursuant to Regulation S, since the purchasers were non-U.S. persons and resale restrictions were imposed.

(c)	Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2015.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5 . Other Information

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: February 13, 2015	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2015	By: /s/ Wilfred Chow
Wilfred Chow, Chief Financial Officer
(Principal Accounting and Financial Officer)