Form 10-Q
period 2015-03-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2015-05-15
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2015

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. YesX  No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   X    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer___Accelerated filer___Non-accelerated filer ___ Smaller reporting company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

As of May 15, 2015, the number of shares outstanding of the Registrant’s common stock was 69,819,259 with $.001 par value.

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,786,830	$2,329,660
Accounts receivable, net of allowance for doubtful accounts of $1,046,176 and $1,562,109, respectively	6,895,330	3,890,550
Inventories, net	1,971,502	2,195,274
Prepaid expenses and other current assets	3,193,917	2,505,128
TOTAL CURRENT ASSETS	16,847,579	10,920,612

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	28,778,791	26,418,842
Intangible assets, net	500,546	546,115
Investment in joint venture	122,073	189,185
TOTAL LONG-TERM ASSETS	29,401,410	27,154,142
TOTAL ASSETS	$46,248,989	$38,074,754

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$9,379,188	$11,398,464
Accounts payable	2,501,309	3,883,198
Loan payable – bank	16,307,627	3,247,966
Current portion of loan payable - related parties	1,310,403	1,084,248
Current portion of loan payable – other	-	10,166,133
Accrued expenses and other current liabilities	6,883,268	4,434,790
TOTAL CURRENT LIABILITIES	36,381,795	34,214,799

LONG-TERM LIABILITIES:
Loan payable - related parties	4,044,986	6,146,803
Loan payable - others	1,360,466	1,354,810
Deferred income	368,552	367,020
TOTAL LONG-TERM LIABILITIES	5,774,004	7,868,633

Common stock, par value $0.001, 100,000,000 shares authorized, 68,789,847 and 49,874,822 shares issued and outstanding on March 31, 2015 and on June 30, 2014 respectively	68,790	49,875
Additional paid in capital	64,918,628	58,315,446
Accumulated deficit	(62,512,407)	(63,849,681	) )
Accumulated other comprehensive income	3,027,005	2,979,235
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	5,502,016	(2,505,125)

NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,408,826)	(1,503,553	) )
TOTAL EQUITY	4,093,190	(4,008,678)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$46,248,989	$38,074,754

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014

SALES	$6,590,736	$2,445,793	$17,586,519	$9,489,708
COST OF SALES	1,078,200	1,425,630	4,090,586	5,464,000
GROSS PROFIT	5,512,536	1,020,163	13,495,933	4,025,708

OPERATING EXPENSES:
Research and development expense	73,970	222,654	277,117	491,370
General and administrative expenses	662,065	798,674	1,994,560	2,246,628
Selling expenses	2,548,848	559,226	5,527,281	3,436,015
Depreciation and amortization	135,973	157,483	416,049	477,493
TOTAL OPERATING EXPENSES	3,420,856	1,738,037	8,215,007	6,651,506

PROFIT/(LOSS) FROM OPERATIONS	2,091,680	(717,874)	5,280,926	(2,625,798)

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(1,246,920)	(1,195,471)	(4,068,200)	(3,524,563)
Equity in loss of joint venture, net	(19,688)	(49)	(67,677)	(31,476)
Subsidy income	4,866	-	284,439	-
TOTAL OTHER EXPENSE	(1,261,742)	(1,195,520)	(3,851,438)	(3,556,039)

PROFIT (LOSS) BEFORE INCOME TAXES	829,938	(1,913,394)	1,429,488	(6,181,837)

Income tax expense (credit)	-	-)	-	-

NET PROFIT/ (LOSS)	829,938	(1,913,394)	1,429,488	(6,181,837)

Net Profit /(loss) attributed to non-controlling interest in subsidiaries	51,962	(91,257)	92,213	(298,997)
PROFIT (LOSS) ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	777,976	(1,822,137)	1,337,275	(5,882,840)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	14,766	(4,340)	50,284	28,055

COMPREHENSIVE PROFIT (LOSS)	792,742	(1,826,477)	1,387,559	(5,854,785)

Other comprehensive income (loss) attributable to non-controlling interest	738	(217)	2,514	1,403

COMPREHENSIVE PROFIT/ (LOSS) ATTRIBUTABLE TO THE COMPANY	$792,004	$(1,826,260)	$1,385,045	$(5,856,188)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.04)	$0.02	$(0.12))
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	67,638,657	49,850,077	60,907,137	49,850,077

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income/ (loss)	$1,337,275	$(5,882,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	813,636	744,152
Inventory markdown	(7,852)	-
Bad debts (written back)/written off	(296,168)	126,595
Common stock issued for services	30,150	13,800
Equity in loss of joint venture, net	67,677	31,476
Net profit/(loss) attributable to non-controlling interests	92,213	(298,997)
Changes in operating assets and liabilities:
Accounts receivable	(2,512,353)	(1,421,042)
Inventories	240,017	733,887
Prepaid expenses and other current assets	(846,157)	(908,822)
Accounts payable	3,811,731	349,946
Accrued expenses and other current liabilities	2,417,693	(659,116)
NET CASH GENERATED FROM (USED IN) OPERATING ACTIVITIES	5,147,862	(7,170,961)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,008,154)	(172,530)

NET CASH USED IN INVESTING ACTIVITIES	(3,008,154)	(172,530)

FINANCING ACTIVITIES:
Proceeds from bank loans	13,002,908	13,062,804
Payment of bank loans	-	(10,196,154)
Short-term borrowings, net of repayment	(2,060,018)	1,954,534
Proceed/（Payment） of other borrowings	(10,174,775)	1,486,963
Sale of common stock	1,395,758	-
Repayment of loans to related party	(1,895,196)	(588,773)
NET CASH PROVIDED BY FINANCING ACTIVITIES	268,677	5,719,374

EFFECT OF EXCHANGE RATE ON CASH	48,785	6,833

INCREASE/ (DECREASE) IN CASH	2,457,170	(1,617,283)
CASH – BEGINNING OF PERIOD	2,329,660	4,007,823
CASH – END OF PERIOD	$4,786,830	$2,390,540

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,566,158	$3,093,765
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

As of March 31, 2015, the Company had one operating subsidiary: HebeiAoxing Pharmaceutical Co., Inc. (“Hebei”), which is organized under the laws of the People’s Republic of China (“PRC”) and the Company owned 95% of the issued and outstanding common stock of Hebei.

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

As of March 31, 2015, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company’s short-term borrowings, loans payable, related party notes payable and unrelated party notes payable that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of March 31, 2015.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20)”, which simplifies income statement presentation by eliminating the concept of an extraordinary item. As a result, entities will no longer segregate an extraordinary item from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and disclose income taxes and earnings per share data applicable to an extraordinary item. The guidance is effective for the Company beginning the first quarter of fiscal 2017 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.

3                      GOING CONCERN

As of March 31, 2015, the Company’s current liabilities exceeded its current assets by $19,534,216. The Company had cash and cash equivalents of $4,786,830 as of March 31, 2015. The Company’s ability to continue as a going concern is dependent on many events outside of its direct control, including, among other things, the ability to obtain future funding. The Company’s inability to generate cash flows to meet its obligations due to the uncertainty of achieving operating profitability on an annual basis and raising required funding on reasonable terms, among other factors, raises substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company believes that the Company's large negative working capital will improve gradually during fiscal year 2015. Management expects the improvement to come from improved operating results, by extending short term into longer term loans, and by selling equity and converting debt to equity. Management anticipates that these improvements will enable the Company to reduce current high interest expenses and fund on-going operations.

The management of the Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. During the first quarter of 2015, the Company completed the sale of 1,704,915 shares of its common stock to six investors, each of whom is either an employee or a consultant. The average purchase price for the shares was $0.32 per share. The Company also completed the sale of 480,000 shares of its common stock to a creditor at $0.5 per share to offset the loan payable.

Revenue for the period ended March 31, 2015 was significantly higher than revenue during the prior year, an improvement that was primarily attributable to the changes in our marketing program. The Company’s previous sales process began with the sales manager who shipped the product to a third-party sales agent. The sales agent then sold the product to the customer. With the current sales process, the Company has gradually terminated the sales agent contracts and now sells the product directly to the customer. The sales price to direct customers is higher than the price to sales agencies, which has led to an increase in average price of our products.  Management believes the net profit and positive operating cash flows generated in these quarters will continue in the coming years due to the increased market demand for its main product. Management also believes that the Company will have continued support from related parties, and will have the ability to continue to roll over short-term debt. Lastly, the Company also started the process of securing additional funds through long term debt financing.

4                      INVENTORIES, NET

Inventories consist of the following:

	March 31,	June 30,
	2015	2014

Work in process	$826,747	$1,006,295
Raw materials	310,383	669,880
Finished goods	1,299,949	992,554
Inventory markdown	465,577	473,455
	$1,971,502	$2,195,274

        The provisions for obsolete inventory as of March 31, 2015 and June 30, 2014 were $465,577 and $473,455, respectively.

5                      EQUITY-METHOD INVESTMENT IN JOINT VENTURE

        The Company accounts for its investment in API (see Note 2), under the equity method of accounting.

        Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

	For Nine Months	For the Year
	Ended	Ended
	March 31, 2015	June 30, 2014
Current assets	$10,161	$23,144
Noncurrent assets	770,579	795,273
Current liabilities	600,516	$506,354
Noncurrent liabilities	--	--
Equity	180,225	$312,063
Revenue	--	--
General and administrative expenses	(132,701)	$(205,323)
Net loss	$(132,701)	$(205,323)

6.                     SHORT-TERM BORROWING

Short-term borrowing consists of the following:

	For Nine Months	For the Year
	Ended	Ended
	March 31, 2015	June 30, 2014
Shijiazhuang Finance Bureau (a)	$81,538	$81,199
Shijiazhuang Construction Investment Group Co. Ltd (b)	5,218,441	3,247,966
TianJin Heng Xing Mirco finance Bureau (c)	4,076,906	-
Hebei Chuangyu Investment Group Co., Ltd	-	$1,948,780
Hebei Hengrui Sunshine Pharmacy Co., Ltd	-	3,247,966
Mr. Liu Shujun	-	$260,519
Mr. Li Hui	2,303	538,208
Shijiazhuang Red Property Management Co., Ltd	-	2,073,826
Total	$9,379,188	$11,398,464

a)	A non – interest bearing note payable to Shijiazhuang Bureau, an agency of a local government, due on demand.

b)
A one- year loan from Shijiazhuang Construction Investment Group, disbursed through China Construction Bank. The note bears an annual interest rate of 15% and was due on August 3, 2013 and further extended to July 12, 2015. The note was secured by certain registered trademarks and renewal certificates relating to Aoxing’s Zhongtongan capsule.

c)	A one year term loan from TianJin Heng Xing Mirco Finance Bureau. The note bears an annual interest rate of 20.04% and is due on March 17, 2016.

7                      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and taxes consist of the following:

	March 31,	June 30,
	2015	2014
Accrued salaries and benefits	$722,425	$817,306
Accrued interest	1,530,754	1,294,934
Accrued taxes	1,139,878	418,485
Deposit payable	575,928	605,130
Due to employees	46,942	46,746
Advance from customers	284,327	733,144
Other accounts payable	1,807,018	286,376
Other accrued expenses and current liabilities	775,996	232,669
	$6,883,268	$4,434,790

8                      LOAN PAYABLE – BANK

         Loan payable – bank consist of the following loans collateralized by assets of the company:

	March 31,	June 30,
	2015	2014
Bank Note in the amount of 20 million RMB with China Merchant Bank bearing an annual floating rate of 7.8%, initially made on December 27, 2013 for one year maturing on 26 December 2014.	$--	$3,247,966
Bank Note in the amount of 30 million RMB with Postal Savings Bank bearing an 7.8% interest per annum, made on July 22, 2014 for one year maturing on July 21, 2015	4,892,288	--
Bank Note in the amount of 20 million RMB with China Merchants Bank bearing an 7% interest per annum, made on Jan 05, 2015 for one year maturing on Jan 04, 2016	3,261,525
Bank Note in the amount of 30 million RMB with China HuiRong Co., Ltd bearing an 10.0% interest per annum, initially made on March 17, 2015 for one year maturing on 16 March, 2016	$4,892,289	$--
Bank Note in the amount of 20 million RMB with China Everbright Bank bearing an 7.84% interest per annum, made on Jan 16, 2015 for one year maturing on Jan 15, 2016	3,261,525
	$16,307,627	$3,247,966

9                      LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 17.76% and 13.94% per annum as of March 31, 2015 and June 30, 2014 respectively. Loans will mature as follows:

	March 31,	June 30,
	2014	2013

Within one year	$1,310,403	$1,084,248
1 – 2 years	-	-
2 – 3 years	4,044,986	6,146,803
Total	5,355,389	7,231,051
Less current portion	(1,310,403)	(1,084,248)
Loan payable-related parties, non-current	$4,044,986	$6,146,803

10                    LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 17.90% and 17.57% per annum as of March 31, 2015 and June 30, 2014 respectively. Loans will mature as following:

	March 31,	June 30,
	2015	2014

Within one year	$-	$-
1 – 2 years	1,360,466
2 – 3 years	-	1,354,810
Total	1,360,466	1,354,810
Less current portion	-	-
Loan payable-other, non-current	1,360,466,	$1,354,810

11                    ISSUANCE OF COMMON STOCK

On August 28, 2014, the Company issued 11,862,278 shares of common stock in satisfaction of $4.6 million in debt. The shares were valued at $0.39 per share, which exceeded the six month average share price as well as the market price at time of issuance. Paid in capital was increased by $4,614,426 as a result of the exchange.

On November 5, 2014 the Company sold to 22 of its employees a total of 4,527,832 shares of common stock for a total of $1,177,236 or $0.26 per share, which exceeded the market price on October 4, 2014, when the contract of sale was made.

On February 3, 2015, the Company issued 340,000 shares of common stock to independent directors for services rendered by them.

On January 29, 2015, the Company issued 1,704,915 shares of its common stock to six investors, each of whom is either an employee or a consultant to the Company. The average purchase price for the shares was $0.32 per share.

On March 5, 2015, the Company issued 480,000 shares of its common stock to a creditor at $0.5 per share to offset a loan payable.

12                    TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	For nine months ended March 31,
	2015	2014
Tax at U.S. Statutory rate	$500,320	$(2,163,643)
Tax rate difference between China and U.S.	(2,655,633)	634,777
Change in Valuation Allowance	2,155,314	1,528,866
Effective tax rate	$-	$-

The provisions of income taxes (credit) are summarized as follows:

	For nine months ended March 31,
	2015	2014
Current	$-	$-
Deferred - U.S.	(38,113)	(68,510)
Deferred - China	(2,617,521)	(1,460,356)
Valuation allowance - U.S.	38,113	68,510
Valuation allowance - China.	2,117,201	1,460,356
Total	$-	$-

The deferred tax assets are substantially related to loss carry forwards for the past 5 years under Chinese tax law. The Company determined a full valuation allowance was necessary as of March 31, 2015 and June 30, 2014.

13                   CONCENTRATIONS

Sales to two major customers were 6.19% and 5.56% of total sales for the three months ended March 31, 2015.  Sales to two major customers accounted for 6% and 6% of total sales for the three months ended March 31, 2014. As of March 31, 2015, the two major customers accounted for 3% and 0% of Company’s accounts receivable balance. As of June 30, 2014, the two major customers accounted for nil and 1% of Company’s accounts receivable balance.

Sales of two major products represented approximately 96% and 1% of total sales for the three months ended March 31, 2015. Sales of two major products represented approximately 91% and 3% of total sales for the three months ended March 31, 2014.

14                   SUBSEQUENT EVENTS

On April 8 2015, the company sold 508,000 shares of common stock to officers and employees of the Company at a price of $1.36 per share, which exceeded the market price at time of issuance

On April 8 2015, the Company also issued 521,412 shares of common stock at a price of $1.36 per share to a creditor in satisfaction of $709,120 debt.

Paid in capital was increased by $1,400,000 as a result of the issuance of the above common stock.

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

On April 26, 2010, AoxingPharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei Aoxing will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. Hebei Aoxing has a 51% stake in the joint venture, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each joint venturer has equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The new joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing.  Approximately $1 million of capital resources had been invested in the joint venture as of March 31, 2015.

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

Results of Operation

Revenues for the three months ended March 31, 2015 were $6,590,736, representing a 170% increase over the revenues of $2,445,793 realized during the three months ended March 31, 2014. Revenues for the nine months ended March 31, 2015 were $17,586,519, representing a 85% increase over the revenues of $9,489,708 realized during the nine months ended March 31, 2014. The increase in revenue was primarily attributable to the changes in our marketing program. The Company’s previous sales process began with the sales manager who shipped the product to a third-party sales agent. The sales agent then sold the product to the customer. With the current sales process, the Company has gradually terminated the sales agent contracts and now sells the product directly to the customer. The sales price to direct customers is higher than the price to sales agencies, which has led to an increase in average price of our products.

Cost of sales was $1,078,200 for the three months ended March 31, 2015, which was 24% lower than the $1,425,630 incurred during the three months ended March 31, 2014. Cost of sales was $4,090,586 for the nine months ended March 31, 2015, which was 25% lower than 5,464,000 in costs incurred during the nine months ended March 31, 2014.  A good harvest in 2014 led to a sharp decrease in the market prices of raw materials, which led to decrease in the cost of sales.

As a result of the decrease in cost of raw materials and the change in our sales channels, gross profit of $5,512,536 and $13,495,933 during the three and nine months ended March 31, 2015 was 440% and 235% higher than the same periods a year earlier. Gross margins were 83.6% and 76.7% during the three and nine month periods ended March 31, 2015 compared to 41.6% and 42.4% in the same periods of last year. The increase in gross margin was primarily due to the dramatic drop in raw material costs, but was also attributable to improved production efficiency as a result of the increase in sales during the year. We expect gross margin will remain stable in the following quarters due to the reduction in the cost of raw materials and our manufacturing efficiency enhancements.

Research and development (“R&D”) expenses were $73,970 during the three months ended March 31, 2015, representing a 67% decrease from $222,654 incurred during the three months ended March 31, 2014. R&D expenses often fluctuate significantly from one period to another, reflecting the progress and timing of our various development projects.

General and administrative expenses were $662,065 in the three months ended March 31, 2015, representing a 17% decrease from $798,674 incurred during the three months ended March 31, 2014. General and administrative expenses were $1,994,560 in the nine months ended March 31, 2015, 11% lower than the $2,246,628 incurred during the nine months ended March 31, 2014. The decrease during the nine month period was primarily due to the reversal of $520,725 in previously recorded bad debt as a result of collection efforts during the first quarter of fiscal 2015.

Selling expenses were $2,548,848 in the three months ended March 31, 2015, representing a 356% increase from $559,226 incurred during the three months ended March 31, 2014. The increase is in line with increase in revenue for the period. Selling expenses in the amount of $5,527,281 incurred during the nine months ended March 31, 2015 were 61% higher than the $3,436,015 incurred during the nine months ended March 31, 2014.

We have improved the size and efficiency of our operations, which resulted in operating profit of $2,091,680 for the three months ended March 31, 2015 compared with an operating loss of $717,874 for the three months ended March 31, 2014. Operating profit was $5,280,925 for the nine months ended March 31, 2015, compared with the loss from operations of $2,625,798 for the nine months ended March 31, 2014. The operating profit was mainly due to the changing of distribution channels from using distributors to direct sales.

Net interest expense was $1,246,920 and $4,068,200 for the three and nine  months periods ended March 31, 2015, an increase of 4.3% and 15% from net interest expense of $1,195,471 and $3,524,563 for the three and nine months period ended March 31, 2014. The increase is mainly due to the short-term loan of $4.1 million that the Company obtained from TianJin Heng Xing Mirco Finance Bureau, which carries an interest rate of 20.04%.

Equity in loss of joint venture was $19,688 and $67,677 for the three and nine months periods ended March 31, 2015, compared to the $49 and $31,476 losses incurred during the comparable periods of fiscal 2014. The losses related to the JV with Johnson MatheyPlc are expected to continue, as the JV has not commenced operations.

The Company realized a net profit of $ 829,938 for the three months ended March 31, 2015 and $1,429,488 for the nine months ended March 31, 2015. The achievement of net profit in this quarter was due to the increase in revenue and gross profit as a result of the change in our distribution channels.  We expect revenue and gross profit will further improve in the coming years.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Our cash balance as of March 31, 2015 was $4,786,830, compared to $2,329,540 as of June 30, 2014. We improved our cash position by generating $5.1 million in operating cash flow and $0.3 million from financing activities, which was partially offset by $3.0 million that we invested in property and equipment to expand our factory.

Operations during the nine month period ended March 31, 2015 generated $5,147,862 cash, as compared to the use of $7,170,961 cash in operations during the nine month period ended March 31, 2014.  The primary reason for the increase in cash from operations was operating income during this period and the $3.8 million increase in accounts payable.

Our investing activities during the nine month period ended March 31, 2015 consisted of $3,008,154 cash used to purchase additional property and equipment.

Our financing activities generated $268,677 in net cash, which included $1,395,758 cash from sale of common stock, offset by $1,127,081 net cash used in repayment of loans.

Our working capital deficit on March 31, 2015 was $19,534,216, which was a $3,759,971 improvement on our working capital deficit of $23,294,187 on June 30, 2014. The improvement in working capital was due to the operating cash flow generated by the Company, sale of common stock to employees, and issuance of common stock in satisfaction of debt.

After  refinancing a number of our loans during the nine months period ended March 31, 2015, our debt service obligations on March 31, 2015 were as following:

		Less than					After 5
Contractual Obligations	Total	1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Years
Banks	$16,307,627	$16,307,627	-	-	-	-	-
Affiliates	5,355,389	1,310,403		$4,044,986	-	-	-
Short-term borrowings	9,379,188	9,379,188			-	-	-
Others	1,360,466		1,360,466		-	-	-
TOTAL	$32,402,670	$26,997,218	$1,360,466	4,044,986	-	-	-

For the next 12 months, management anticipates cash from operations will increase, because of increased product sales during the period and future efforts to preserve cash such as suspending non-essential research and development projects. Additionally, management does not expect any large capital expenditure projects in the next 12 months.

The Company has sought financing to fund expansion of our operations and extend our reach to a broader market. We may rely on bank borrowing as well as capital raises.  We are proactively exploring for various proposals and alternatives in order to secure sources of financing and improve our financial position. In addition,  we are also exploring potential strategic partnerships which could provide a capital infusion to the Company.

We have incurred operating losses in the past and had an accumulated deficit of $62.5 million as of March 31, 2015. In addition, we had negative working capital of $19.5 million as of March 31, 2015.  Our history of operating losses and lack of binding financing commitments raised substantial doubt of our ability to continue as an ongoing concern. Despite the large accumulated deficit, we have generated net profit and positive operating cash flow during the fiscal year.  Our management anticipates sufficient cash flows to fund our operations for the next twelve months by increasing revenues and profit margins of our core product sales.  Similarly, continued support from our lenders to rollover debt when due will be helpful to cash flow as well. However, if future sales do not meet our forecasts, we might need to fund operations by raising additional capital or seeking other external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to achieve our planned level of operations and/or obtain sufficient additional capital at an acceptable cost. With respect to these objectives, we cannot provide any assurance of success, as events or circumstances may occur which will prevent us from  meeting our operating plan.  We might be required to significantly curtail or cease operations if we could not secure additional financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”).We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015.  The term “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. That evaluation revealed the following material weakness in our internal control over financial reporting: the Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting causing a material weakness in internal controls, Based on the results of these self-assessments, our principal executive officer and principal financial officer concluded that AoxingPharma’s system of disclosure controls and procedures was not effective as of March 31, 2015 for the purposes described in this paragraph.

We plan for the above to be remediated, which will provide for much greater credibility and consistency in the financial statements. To remediate the weakness, the Company plans to continue to train our internal accountants in US GAAP and SEC reporting. And on  December 19, 2014 the Company's Board of Directors appointed Wilfred Chow, who is experienced with US reporting, to serve as the Company's Chief Financial Officer, effective on January 1, 2015.  Guoan Zhang, who had been serving as Interim CFO, remains with the Company as Senior Vice President for Finance.

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

On February 9, 2015 the Company sold a total of 1,704,915 shares of common stock to six investors, each of whom is either an employee or a consultant to the Company. The purchase price was $545,573 or $0.33 per share, which was the market price when the contract of sale was made.  The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the shares were offered privately to the employees and consultants of the Company. The sales were also exempt from registration pursuant to Regulation S, since the purchasers were non-U.S. persons and resale restrictions were imposed.

On March 5, 2015 the Company issued 480,000 shares of common stock to a creditor of the Company. The purchase price, which was an offset to the Company's debt, was $240,000 or $0.50 per share, which was the market price when the contract of sale was made.  The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the shares were offered privately to a single sophisticated individual who was purchasing for investment. The sales were also exempt from registration pursuant to Regulation S, since the purchaser was a non-U.S. persons and resale restrictions were imposed.

(c)	Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2015.

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: May15, 2015	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: May15, 2015	By: /s/ Wilfred Chow
Wilfred Chow, Chief Financial Officer
(Principal Accounting and Financial Officer)