Form 10-K
period 2015-06-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2015-10-13
CIK 1060426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2015.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of December 31, 2014, the last business day of the second fiscal quarter, was $11,482,953.

As of October 9, 2015 the number of shares outstanding of the Registrant’s common stock was 72,172,200 with $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Aoxing Pharmaceutical Company, Inc. that represents management’s assumptions based on the information currently available to management. Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements, including those set forth in Item 1A of this report. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

Our fiscal year ends on June 30, and any references herein to “Fiscal 2015” mean the year ended June 30, 2015, and references to other “Fiscal” years mean the year ending June 30 of the year indicated.

PART 1

Item 1.  Business

Aoxing Pharmaceutical Company, Inc. (“Aoxing Pharma” or “Company”) has one operating subsidiary, Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei Aoxing”), which is organized under the laws of the People’s Republic of China (“PRC”). Since 2002, Hebei Aoxing has been engaged in developing narcotics and pain management products.  In 2008 Hebei Aoxing supplemented its product lines by acquiring Shijiazhuang Lerentang Pharmaceutical Company, Ltd. (“LRT”), a specialty pharmaceutical company focusing on herbal pain related therapeutics.  The Company owns 95% of the equity in Hebei Aoxing.

History of the Company

The Company was incorporated in the State of Florida on January 23, 1996.  In 2006 the Company liquidated its previous business assets and acquired 60% of Hebei Aoxing.  On May 1, 2008 the Company completed the acquisition of an additional 35% interest in Hebei Aoxing from Zhenjiang Yue, our Chief Executive Officer.

On April 16, 2008, Hebei Aoxing completed the acquisition of 100% of the registered capital of Shijiazhuang Lerentang Pharmaceutical Company Limited (“LRT”).    LRT was engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China.  In exchange for transfer of ownership of LRT to Hebei Aoxing, the Company paid to the shareholders of LRT 80 million Renminbi and related expenses (approximately $12.4 million in total) and issued 4 million shares of common stock. Subsequently the Company undertook the integration of LRT’s business and operations into Hebei Aoxing, which resulted in a requirement that our manufacturing facilities be relicensed by the government.  In April 2011, the combined Hebei Aoxing and LRT manufacturing facility received GMP certification from the Chinese State Food and Drug Administration (CFDA) for its production lines.  The certification marked the completion of the integration of LRT into Hebei Aoxing. LRT’s business is currently operated under Hebei Aoxing.

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei Aoxing will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. Hebei Aoxing has a 51% stake in the joint venture, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each joint venturer has equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment was projected to be approximately $15 million during the first five years at the time of establishment. Approximately $1 million of capital resources had been invested in the joint venture as of June 30, 2015.
The slower than planned investment has been mainly the result of delays in securing  API manufacturing licenses and the Company’s focus on its core business.

Pharmaceutical Market in China

The market for pharmaceutical products in China has been growing dramatically during the past decade.  The growth in the Chinese pharmaceutical market is driven by several factors including improving standards of living and an increase in disposable income fueled by the growing economy, the aging population, the increasing participation in the State Basic Medical Insurance System and the increase in government spending on public health care.  Nevertheless, the pharmaceutical market in China is highly fragmented. We believe there are over 3,000 small enterprises currently engaged in the development, manufacture and sale of pharmaceutical products, and we expect significant consolidation of pharmaceutical business, products and technologies in China in near future.  However, based on recent statistics provided by the CFDA, there are only 13 pharmaceutical companies designated by the CFDA as narcotic drug producers in China, and we are one of them.

Narcotics and Pain Management

Since its inception in 2002, Hebei Aoxing has been focusing on research, development, manufacturing and distribution of a variety of narcotics and pain management pharmaceutical products in China.  A significant portion of its facility is dedicated to conducting the narcotic drug business with GMP manufacturing capability for drugs in tablet, capsule, injectable, oral solution and granulated formulations - the remainder of the facility is dedicated to the herbal pharmaceutical products acquired from LRT.  Over the years, the company has developed a compelling pipeline in narcotics and pain management drugs, including Naloxone, Tilidine, Oxycodone, and Buprenorphine.

Narcotics, also known as opioids, are chemical substances that have a morphine-like action in the body.  They are prescribed when other pain medications and therapies fail to work. Opioids are used mostly for their analgesic properties to treat severe pain (fentanyl, hydromorphone, methadone, morphine and pethidine), moderate to severe pain (buprenorphine and oxycodone) and mild to moderate pain (codeine, dihydrocodeine and dextropropoxyphene), as well as to induce or supplement anaesthesia (fentanyl and fentanyl analogues such as alfentanil and remifentanil). They are also used as cough suppressants (codeine, dihydrocodeine and, to a lesser extent, pholcodine and ethylmorphine), to treat gastrointestinal disorders, mainly diarrhea (codeine and diphenoxylate), and in the treatment of addiction to opioids (buprenorphine and methadone). Certain analgesic opioids, such as hydrocodone or oxycodone, are compounded in mixtures with non-opiate drugs to provide analgesic action (analgesic-antipyretic preparations).  These drugs are often used in combination with other medications such as antidepressants, anticonvulsants, and non-narcotic pain relievers.  Opioids are the strongest pain medicines available and may become addictive if used on a long-term basis.

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

Marketed Products

Each of our pharmaceutical products has certain medicinal functions and has demonstrated safety and efficacy in accordance with the CFDA requirements for the treatment of one or more therapeutic indications.  Our products are produced in various formulations, such as injection, tablets, capsules, oral solution and powders.  Our manufacturing facility in China is GMP certified, fully integrated with manufacturing support systems including quality assurance, quality control and regulatory compliance. We have developed our own independent quality control systems in accordance with CFDA regulations. Our quality assurance team devotes significant attention to quality control for designing, manufacturing and testing our products, and is also responsible for ensuring that we are in compliance with all applicable national and local regulations and standards, as well as our internal policies. Our senior management team is also actively involved in setting quality assurance policies and managing internal and external quality performance. These support systems enable us to maintain high standards of quality for our products and deliver reliable products to our customers on a timely basis.

We have more than 100 products under licenses from CFDA.  The following is a brief description of the two products that generate most of our revenue.

Zhongtongan:  Zhongtongam is a capsule of herbal extraction manufactured under modern GMP standards for the indication of oral and dental pain. We expanded its use to include gynecological and orthopedic application in 2011.  Zhongtongan has accounted for more than 90% of our total sales in each of the past four fiscal years.

Bismuth Potassium Citrate: An oral solution containing bismuth subcitrate potassium, for the treatment of chronic gastritis and stomachache due to excessive stomach acid.

Newly Approved Product

On June 8, 2015, the China Food and Drug Administration ("CFDA") issued to Aoxing Pharma's subsidiary licenses to produce Tilidine Hydrochloride tablets (“Tilidine HCL”). Registration Certificate 2015S00391 was issued for the 50mg tablet; Registration Certificate 2015S00390 was issued for the 100mg tablet. This approval is the culmination of multiple years of research, development and regulatory activities. Our entry into the market will be a significant break-through in China's fight to treat pain. Tilidine HCL tablets offer a convenient medium for delivery of this drug, which is essential in the fight against pain. We will be the sole producer of Tilidine HCL tablets in China.

Tilidine hydrochloride is an orally-absorbed synthetic narcotic analgesic. It is used in 50mg or 100mg dosage strength for relief of acute, moderate to severe pain, and chronic cancer-related pain. Tilidine hydrochloride is currently selling in European countries, including Germany, Belgium, Ireland, Italy and Switzerland and is not available in China at the moment.

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

Our Phase III clinical study of Tilidine Hydrochloride tablets was a multi-center, randomized, double-blind and active-control study which covered two pivotal trials: (1) a trial of 200 patients with post-operative pain for the indication of acute moderate to severe pain; and (2) a trial of 120 patients with cancer pain for the indication of chronic moderate to severe pain. The study was conducted at 9 metropolitan hospitals in China. The primary endpoints used to evaluate the efficacy were the sum of pain score differences, measured by Pain Intensity Difference (PID). The Company submitted the New Drug Application (NDA) for the final production clearance to the CFDA and received its final approval. The CFDA reviewed the Company’s GMP facilities for the production of Tilidine in early 2015, and we received production licenses in June 2015. We expect to start production in the last quarter of2015. Tilidine is designated as a Class III New Medicine with at least three-year market exclusivity protection.

Research and Development

We have an in-house state-of-art facility which allows our multi-discipline team to conduct pharmaceutical research and development.  Our research and development (“R&D”) team consists of chemists, biologists, pharmacologists and other technical experts.  The team works on multiple projects, ranging from early stage discovery to advanced clinical studies.  Our team is capable of performing chemical synthesis, analytic analysis, pharmacology, toxicology as well as other technical tasks related to pharmaceutical industry.  During our fiscal 2015, we invested $337,067 in R&D efforts.  Our R&D expenditures during fiscal 2014 and 2013 were $569,699 and $1,480,217, respectively.  In addition, we rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

 Our R&D team is working on the following products pipeline:

Oxycodone & Acetaminophen Tablets and Capsules (waiting for production licenses).  Oxycodone & Acetaminophen Tablets and Capsules are compound tablets and compound capsules consisting of Oxycodone HCL and Acetaminophen which is used to treat acute and chronic pain. Oxycodone and Acetaminophen are categorized as class II psychotropic drugs which are not subject to the rules of the Single Convention on Narcotic Drugs.  Oxycodone & Acetaminophen Tablets and Capsules are currently being imported from Mallinckrodt into China.  Aoxing will be the first Chinese company to produce this generic product.

We obtained clinical trial approval of this product in September 2012. This product only requires trial on bioequivalence and needs 24 cases for each trial; no phase II trial or phase III trial is required. We have completed the clinical trials and the trials results has been submitted to the CFDA. The Company had also submitted the New Drug Application (NDA) for the final production clearance to the CFDA and is currently waiting for final approval.

Buprenorphine/ Naloxone (started submission of the registration data). In November 2007, the CFDA granted Hebei Aoxing and its partner, the National Institute of Drug Dependence at Beijing University, an important research and development license for Buprenorphine/Naloxone sublingual combo tablet to treat opioid dependence. This project has been a joint effort of scientists from our Company and Beijing University since April 2005. This new combo therapy is expressly designed to combine the proven effectiveness and tolerability of buprenorphine with a lower potential for misuse, underlining our commitment to this therapy area.  There is much peer-reviewed evidence of superior efficacy and safety profile for this therapy.

In August 2010, the CFDA granted the Company authority to initiate the registration clinical trial of Buprenorphine/Naloxone sublingual tablets for opioid addiction treatment.  The approval enabled Aoxing Pharma to move forward to the final development stage with this therapy, which is novel in China as it is not yet available to patients.  The registration trial is being administered by the National Institute on Drug Dependence of China at Beijing University, the co-development partner of Aoxing Pharma.  The patient enrollment takes place in at least three Compulsory Drug Dependence Treatment Centers.   Kunming General Hospital of the Chengdu Military Region collaborated in the clinical trial as leader unit, and Shanghai Mental Health Center and Guangzhou psychiatric hospital as member units since April, 2004. The phase I and phase II clinical trial have been completed. (This project doesn't require a phase III clinical trial).

In July of 2015, we announced positive results of Buprenorphine/Naloxone sublingual tablets as a treatment for opioid dependence.  This was a registration clinical study evaluating the safety and efficacy of the sublingual tablets in order to gain the final production and marketing clearance by the China Food and Drug Administration (CFDA). In this multi-center, placebo-controlled, double-blinded, randomized, and paralleled study, 300 patients with opioid dependence were enrolled in 12-week therapy.  The primary endpoints of this study were to evaluate the safety and effectiveness of the sublingual tablets for the opioid dependence patients, by measuring the rate of outpatient service; the secondary endpoints of the study included the negative rate of urine morphine test, among other issues.

Our Buprenorphine/Naloxone sublingual tablets program could be the first such therapy in the Chinese market in treating opioid dependence patients. The drug demonstrated statistical significance in the measurements designed in the trial.  We are working on the final preparation toward the submission of the registration data package, and look forward to the final clearance by the China CFDA.

Based on Chinese government data, drug abuse and addiction has become a serious social problem and the situation has been getting worse over the last two decades.  As of December 2014 there were 2.95 million registered drug addicts in China, which is 0.5 million more than in 2013. We believe the real population of drug addicts is estimated to be about 10 times of the registered number in the country.  The Chinese government has taken comprehensive measures to address this problem, including centralized compulsory treatment camp, community clinics, psychological consulting and pharmacological therapies.  We believe Buprenorphine/Naloxone sublingual tablets will be a major product in Chinese market in treating opioid dependence patients.

Tilidine / Naloxone (under clinical trial) Tilidine / Naloxone Capsules are compound capsules consisting of Tilidine HCL and Naloxone, which is used to treat acute and chronic pain. The mixture of naloxone is claimed to lower the abuse liability of the opioid analgesic. This will be the next generation of our Tilidine product line, and it is currently under Phase 2 clinical trial.

Employees

The Company currently has approximately 339 employees. There are 77 employees in administrative and management, 13 employees in R&D, 20 employees in quality assurance and quality control, 165 employees in production, and 64 employees in sales and marketing.

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

Our independent accountants have included an explanatory paragraph in their audit report raising substantial doubt as to the Company’s ability to continue as a going concern, due to the Company’s history of losses, negative cash flow from operations, and its working capital deficiency.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit $58.4 million as of June 30, 2015. At June 30, 2015 we had a $20.1 million working capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  That doubt is expressed in the audit report of our independent auditor for the year ended June 30, 2015.  If our Company is unable to continue as a going concern, investors in the Company will incur a loss.

Our sales revenue remains small and mainly derives from a single product. A disruption in, or a compromise of, our manufacturing or sales operations, or distribution channels related to that product could materially and adversely affect our financial condition and results of operations.

Sales for the year ended June 30, 2015 mainly derived from a few products approved by the CFDA.  In particular, over 95% of our revenue came from sales of Zhongtongan. We expect these products will continue to account for a majority of our sales in the next one or two years until our new products are approved, launched and become accepted by the market. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

We pledged the registered trademarks and renewal certificates relating to our principal product, Zhontongan, to secure a loan of $5,058,086 that is due on October 25, 2015. In each of the past three fiscal years, sales of Zhongtongan represented over 90% of our annual sales revenue. We are planning to raise additional capital or seek external financing to replace this loan. If we are unable to satisfy the secured debt, the creditor, Shijiazhuang Construction Investment Group, will be entitled to foreclose on that collateral. If, in that event, we lose our ability to use those trademarks and certificates in connection with the sale of Zhongtongan, our sales revenue will be drastically reduced.

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

The CFDA and Department of Health may impose new regulations concerning the research and development, manufacture, storage, transportation and sale of prescription narcotics. Such regulations may include new labeling requirements, the development and implementation of formal risk minimization action plans, restrictions on prescription and sale of these products.  The Chinese government and its agencies could require companies to formulate risk evaluation and mitigation strategies to ensure a drug’s benefits outweigh its risks.  In addition, the government and its agencies have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. In either case, any such new regulations or requirements may be difficult and expensive for us to comply with, may delay our introduction of new products, may adversely affect our net sales and may have a material adverse effect on our business, results of operations and financial condition.

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

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. To this end, we are and expect to continue to substantially increase our employee headcount, which will place a significant strain on our management and on our operational, accounting, and information systems. Our need to manage our operations and growth effectively requires us to continue to expend funds to improve our financial controls, operating procedures, management information systems, reporting systems and procedures to manage our increased operations. If we are unable to implement improvements to our management information and control systems successfully in an efficient or timely manner, or if we encounter deficiencies in our existing systems and controls, then management may receive inadequate information to manage our day-to-day operations. We will also need to effectively train, motivate and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

We rely on third parties to supply all raw materials used in our products. In addition, we rely on third party suppliers, distributors and collaboration partners to provide services for certain core aspects of our business, including manufacturing, warehousing, distribution, customer service support, medical affairs services, clinical studies, sales and other technical and financial services. All third party suppliers and contractors are subject to the CFDA, and government agency requirements. Our business and financial viability are dependent on the regulatory compliance of these third parties, and on the strength, validity and terms of our various contracts with these third party manufacturers, distributors and collaboration partners. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, financial condition and results of operations.

The government limits the availability of the active ingredients used in many of our current products and products in development and, as a result, our procurement quota may not be sufficient to meet commercial demand or complete clinical trials.

The Chinese government and CFDA regulate the access to supplies of the chemical compounds in some of our current products and products in development, including oxycodone, codeine, buprenorphine, Tilidine. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation.

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

Timing and results of clinical trials to demonstrate the safety and efficacy of products as well as the CFDA’s approval of products are uncertain.

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

The rate of patient enrollment sometimes delays completion of clinical studies. There is substantial competition to enroll patients in clinical studies, and such competition has delayed clinical development of our products in the past. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approval. In addition, we rely on collaboration partners that may control or make changes in trial protocol and design enhancements that may also delay clinical trials. We cannot assure you that we will not experience delays or undesired results in these or any other of our clinical trials.

We cannot assure you that the CFDA or other regulatory agencies will approve any products developed by us, on a timely basis, if at all, or, if granted, that such approval will not subject the marketing of our products to certain limits on indicated use. Any limitation on use imposed by the CFDA or delay in or failure to obtain CFDA approvals of products developed by us would adversely affect the marketing of these products and our ability to generate product revenue, as well as adversely affect the price of our common stock.

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

The CFDA, as well as Department of Health, imposes substantial requirements on the development, manufacture, labeling, sale, distribution, marketing, advertising, promotion and introduction of therapeutic narcotic pharmaceutical products through lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures. The submission of a drug application alone does not guarantee that the CFDA will grant approval to market the product.  Satisfaction of CFDA requirements typically takes a number of years, varies substantially based upon the type, complexity and novelty of the pharmaceutical product and is subject to uncertainty. The drug approval process varies in time, could take several years from the date of application. The timing for the approval process is difficult to estimate and can vary significantly.

The current CFDA standards of approving pharmaceutical products are more stringent than those that were applied in the past. These standards were not applied to many established products currently on the market, including certain narcotics products. We cannot assure you that the CFDA or other regulatory agencies will approve any products developed by us, on a timely basis, if at all, or, if granted, that approval will not entail limiting the indicated uses for which we may market the product, which could limit the potential market for any of these products.

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

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to our shareholders, and otherwise fund and conduct our business.

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

A material failure of internal control over financial reporting could materially impact the Company’s financial results.

In designing and evaluating its internal control over financial reporting, management recognizes that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that the Company’s internal control over financial reporting currently provides reasonable assurance of achieving their control objectives. However, no system of internal controls can be designed to provide absolute assurance of effectiveness. See ITEM 9A “Controls and Procedures” later in this Report. A material failure of internal control over financial reporting could materially impact the Company’s reported financial results and the market price of its stock could significantly decline. Additionally, adverse publicity related to a material failure of internal control over financial reporting could have a negative effect on the Company’s reputation and business.

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

            Currently, American Oriental Bioengineering, Inc. (“AOB”) owns approximately 24% of our outstanding common stock. As a result, AOB can exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions. AOB’s ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Item 1B.  Unresolved Staff Comments

None.

 Item 2. Properties

The Company’s facilities are located in Xinle City, Shijiazhuang, Hebei province, about 143 miles from Beijing.   We have land use rights that are granted and allocated to us by the People’s Republic of China (“PRC”) government to the land on which our manufacturing facilities are located. According to Chinese law, the government owns all the land in China, and companies or individuals are authorized to use the land only through land use rights granted or allocated by, or leased from, the PRC government.

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

The Company’s factories are equipped with capsule filling machinery manufactured by the Bosch Group of Germany and automatic box filling equipment manufactured by the Uhlmann Company in Germany. The annual production capacity of the first stage analgesic project can reach 140 million capsules, 160 million pieces of troche, 100 million pieces of injectibles, 100 million pieces of oral liquid and 100 million bags of palletized granules. The supporting facilities, such as the extraction workshop, engine house, thermal workshop, storehouse, office building, and employee housing, have all been completed.

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

Item 4.    Mine Safety Disclosures

Not Applicable.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed for trading on the NYSE MKT under the symbol “AXN”. Set forth below are the high and low close prices for each quarter in our past two fiscal years.

Quarter Ending	High	Low

September 30, 2013	$0.33	$0.21
December 31, 2013	$0.35	$0.22
March 31, 2014	$0.61	$0.23
June 30, 2014	$0.54	$0.26

September 30, 2014	$0.21	$0.19
December 31, 2014	$0.33	$0.30
March 31, 2015	$1.73	$1.58
June 30, 2015	$1.85	$1.75

Holders

Our shareholders list contained the names of 417 registered stockholders of record of the Company’s common stock as of  October 8, 2015.

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

Issuer Purchases of Equity Securities

The Company did not make any stock repurchases during the quarter ended June 30, 2015.

Recent Sales of Unregistered Securities

The Company did not complete any unregistered sale of equity securities during the quarter ended June 30, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.	300,000	$0.33	1,700,000	(1)

Equity compensation plans not approved by security holders	-	-	-
Total	300,000	$0.33	1,700,000
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

Results of Operations-Comparison of the years ended June 30, 2015 and 2014

Revenue

Revenue for the year ended June 30, 2015 was $25,481,199, representing a 100.0% increase from the revenue of $12,739,371 for the year ended June 30, 2014. The increase in revenue was primarily attributable to the changes in our marketing program. The Company’s previous sales process began with the sales manager who shipped the product to a third-party sales agent. The sales agent then sold the product to the customer. With the current sales process, the Company has gradually terminated the sales agent contracts and now sells the product directly to the customer. The sales price to direct customers is higher than the price to sales agencies, which has led to an increase in the average price of our products.

The following table shows the dollar volume of sales of our primary product lines in each of the past two fiscal years:

	Fiscal 2015	Fiscal 2014
Herbal Therapeutics:
Zhongtongan	24,325,980	11,779,303
XiaoPiLing	116,011	79,835
Other	1,039,208	880,233

Total	$25,481,199	$12,739,371

Cost of Goods Sold; Gross Profit

Our cost of goods sold decreased by 17.9% from fiscal 2014 to fiscal 2015, with the result that our gross margin increased from 45.6% in fiscal 2014 to 77.7% in fiscal 2015. The decrease in the cost of sales was due to a sharp decrease in the market prices of raw materials during fiscal 2015. As a result of a good harvest during fiscal 2015, the average price of raw materials fell by 56% as compared with last year. The Company's increase in sales also improved our production efficiency, which led to a decrease in average production cost per unit.

As a result of the decrease in the cost of raw materials and the change in our sales channels, gross profit of $19,792,336 during the year ended June 30, 2015 was 240% higher than the prior year. Gross margin was 77.7% during the year ended June 30, 2015 compared to 45.6% in prior year. The increase in gross margin was primarily due to the dramatic drop in raw material costs, but was also attributable to improved production efficiency as a result of the increase in sales during the year. We expect gross margin will remain stable in the following quarters due to the reduction in the cost of raw materials and our manufacturing efficiency enhancements.

Research & Development Expenses

Research and development (“R&D”) expenses were $337,067 for the year ended on June 30, 2015, representing a 40.8% decrease from the $569,699 expended in fiscal 2014.  Our R&D expenses may fluctuate significantly from period to period, reflecting the progress and timing of our various drug development projects. As available cash diminished early in the fiscal year, the Company reduced its R&D expenses. We expect some new product approvals, but we continue to build our pipeline; so R&D expenses will continue to fluctuate.

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation and benefits payable to general management, finance and administrative staff, professional and legal fees, and bad debt expenses.  In the year ended June 30, 2015, our general and administrative expenses were $2,753,535, a decrease of 23.8% compared to the $3,613,657 incurred during the previous year. The decrease in general and administrative expenses in fiscal 2015 was primary due to:

-	bad debt expenses of $896,441 recorded during fiscal 2014;

-	a reversal of $204,597 in previously recorded bad debt as a result of collection efforts during the first quarter of fiscal 2015.

Selling Expense

Selling expense for the year ended June 30, 2015 was $7,457,758, which was 71.4% higher than the selling expense of $4,350,442 for the year ended June 30, 2014. The increase is in line with the increase in revenue for the year.

Depreciation and amortization

Depreciation and amortization expense decreased 32.7% from $990,128 in fiscal 2014 to $666,293in fiscal 2015. The expense decreased because several automobiles were fully depreciated in fiscal 2015 and there was no material purchase or disposal of equipment during fiscal 2015.

Income/(Loss) from Operations

We have improved the size and efficiency of our operations, which resulted in operating profit of $8,695,657 for the year ended June 30, 2015 compared with a loss from operations of $3,334,879 for the year ended June 30, 2014. The operating profit was mainly due to the changing of distribution channels from using distributors to direct sales.

Other income (expense)

Other income/(expense) comprises:

•
Net interest expense was $5,768,094 for fiscal 2015, an increase of 11.0% compared to interest expense of $5,194,786 incurred in fiscal 2014.  The increase in interest expense is mainly due to the increase in average interest rate. The short-term loan of $4.1 million that the Company obtained in November 2014 from TianJin Heng Xing Mirco Finance Bureau carried an interest rate of 20.04%.

•
During the year ended June 30, 2015, we recorded an equity in loss of joint venture of $93,352, which represented our 51% (50% control right) beneficial interest in the loss incurred in that period by our joint venture with Johnson Matthey Plc. The equity in loss of joint venture was $104,715 during fiscal 2014. The losses related to the joint venture with Johnson Mathey Plc will continue at least until the joint venture commences revenue-producing operations.

These non-operating expenses were partially offset by the government subsidies that we recorded as non-operating income.  During the year ended June 30, 2015, the Company’s subsidiary in China, Hebei Aoxing, received local government subsidies totaling $279,893. These government subsidies were given to the Company with no restrictions and are for operating purposes. We recorded the subsidies and grants as other income. No such income incurred in fiscal 2014.

Income taxes

Hebei Aoxing recorded no income tax for fiscal 2014 due to net loss for the year and accumulated tax loss brought forward from prior years.

The Company recognized income tax benefits of $2,704,369 during fiscal 2015. The Company’s loss carry forwards for the past 5 years provided a significant amount of the deferred tax assets. The realization of tax loss carry forwards are now deemed to be probable due to the realization of net income during fiscal 2015. The Company, therefore, determined it was appropriate to recognize the deferred tax assets during fiscal 2015.

Net income/(loss)

The Company realized net income of $5,818,473 for the fiscal year ended June 30, 2015.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company’s net income was attributed to the minority interest.  Therefore the net income for the fiscal year attributable to the shareholders of Aoxing Pharmaceutical was $5,494,713.  In comparison, during the fiscal year ended June 30, 2014, the Company’s net loss was $8,634,380 and, after deducting loss attributable to the 5% minority interest in Hebei Aoxing, net loss attributable to shareholders of Aoxing Pharmaceutical was $8,215,683.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Our cash balance as of June 30, 2015 was $5,371,545, compared to $2,329,660 as of June 30, 2014. The increase occurred because of cash provided by operations as well as from the sale of common stock, offset by  capital expenditures during the year.

Operations during the year ended June 30, 2015 generated $3,025,739 in cash, as compared to $7,729,977 used in cash for the year ended June 30, 2014.  The primary reason for the cash generated from operating activities was the increase in revenue and gross margin discussed above, offset by the changes in operating assets and liabilities during the year.

Our investing activities in fiscal 2015 consisted of $2,705,298 in cash used to purchase additional property and equipment.

Our financing activities provided $2,672,884 in cash during the year ended June 30, 2015, which included $2,423,503 cash from sale of common stock.

The income that we incurred during fiscal 2015, coupled with the sale of common stock to employees and issuance of common stock in satisfaction of debt, caused our working capital deficit to improve during fiscal 2015. Our working capital deficit on June 30, 2015 was $20,143,629, which was $3,150,559 less than the working capital deficit of $23,294,188 on June 30, 2014.  The primary reason for our working capital deficit is the fact that there are $28.8 million short-term debts owed to banks, related and unrelated parties.  In accordance with banking customs in China, our bank loans have, throughout our history, been written on a short-term basis.  Our business has survived through the years because our banks have proven willing to renew or replace our short-term debt. That willingness continues since the end of the 2015 fiscal year, as we obtained a loan from the Postal Savings Bank of China in July 2015.

As a result of several debts refinancing during fiscal 2015, our debt service obligations on June 30, 2015 were as following:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years
Banks	$16,316,408	$16,316,408	-	-	-	-	-
Affiliates	13,951	5,793	$8,158	-	-	-	-
Short term borrowings	12,484,356	12,484,356	-	-	-	-	-
Other Lenders	1,361,199	-	1,361,199	-	-	-	-
TOTAL	$30,175,914	$28,806,557	$1,369,357	-	-	-	-

 For the next 12 months, management anticipates the Company will generate cash from operations, because of increased product sales and efforts to preserve cash such as suspending non-essential research and development projects. Additionally, management does not expect any large capital expenditure projects in the next 12 months.  As a result, the Company will be able to operate at much lower cash burn rates, without any major impact on its operations.

In July 2015, the Company obtained a short term loan of $4.4 million from Postal Savings Bank of China. The Company further extended the existing loan of $3.1 million with Shijiazhuang Construction Investment Group to September 2015. In September 2015, the Company extended the short term loan from Hebei Henghui Investment Management Co., Ltd. to October 17, 2015.  Then on September 30, 2015 the Company completed a registered direct sale of its securities to a U.S. institutional investor, in which 2,352,941 shares of common stock and 1,764,706 common stock purchase warrants (the "Public Warrants") were sold. The aggregate purchase price for the securities was $3,000,000. The Company is planning to further raise additional capital or seek external financing to replace the short-term debts owed to banks, related and unrelated parties.

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

We have incurred recurring operating losses and had an accumulated deficit of $58.4 million as of June 30, 2015. In addition, we had negative working capital of $20.1 million as of June 30, 2015.  Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern. Despite the large accumulated deficit, we have generated net profit and operating cash flow during the fiscal year.  Our management anticipates sufficient cash flows to fund our operations for the next twelve months by increasing revenues of our core product sales and continued support from our lenders. If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to achieve our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

Application of Critical Accounting Policies

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal 2015, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were:

•
The determination, described in Note 2 to our Consolidated Financial Statements, to record an allowance for doubtful accounts in the amount of $1,364,330.  The determination was based on our review of the credit history of the relevant customers and the results of our collection efforts.

•
The determination, described in Note 2 to our Consolidated Financial Statements, to record an allowance for obsolete inventory in the amount of $633,948. The determination was based on stating at the lower of cost and net realizable value.

•
Our determination, described in Note 16 to the financial statements, to eliminate the previously recorded  allowance for our deferred tax assets, and to record a deferred tax asset of $2,711,610.  The determination to record the asset was based on our expectation that the it is more likely than not that we will realize sufficient income within the requisite time period to utilize the deferred asset.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal 2015.

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

Item 8. Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements

Page

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of June 30, 2015 and 2014

F-3	Consolidated Statements of Operations and Other Comprehensive Income/(Loss) for the Fiscal Years Ended June 30, 2015 and 2014

F-4	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended June 30, 2015 and 2014

F-5	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2015 and 2014

F-6 to F-21	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Aoxing Pharmaceutical Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Aoxing Pharmaceutical Co., Inc. and Subsidiaries as of June 30, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aoxing Pharmaceutical Co., Inc. and Subsidiaries at June 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company accumulated a large deficit and a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, People’s Republic of China
October 13, 2015

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,371,545	$2,329,660
Accounts receivable, net of allowance for doubtful accounts of $1,364,330 and $1,562,109, respectively	5,854,055	3,890,550
Inventories, net	3,240,026	2,195,274
Prepaid expenses and other current assets	6,630,407	2,505,129
TOTAL CURRENT ASSETS	21,096,033	10,920,613

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	28,651,717	26,418,842
Deferred income tax	2,711,610	-
Other intangible assets, net	484,857	546,114
Investment in joint venture	96,475	189,185
TOTAL LONG-TERM ASSETS	31,944,659	27,154,141
TOTAL ASSETS	$53,040,692	$38,074,754

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$12,484,356	$11,398,464
Accounts payable	3,625,139	3,883,198
Notes payable	1,631,641	-
Loan payable – bank	16,316,408	3,247,966
Current portion of loan payable - related parties	5,793	1,084,248
Current portion of long-term bank loan	-	10,166,133
Accrued expenses and other current liabilities	7,176,325	4,434,790
TOTAL CURRENT LIABILITIES	41,239,662	34,214,799

LONG-TERM LIABILITIES:
Loan payable - related parties	8,158	6,146,803
- others	1,361,199	1,354,810
Deferred income	368,751	367,020
TOTAL LONG-TERM LIABILITIES	1,738,108	7,868,633

Common stock, par value $0.001, 100,000,000 shares authorized, 69,839,259 and 49,874,822 shares issued and outstanding on June 30, 2015 and June 30, 2014	69,839	49,875
Additional paid in capital	66,457,250	58,315,446
Accumulated deficit	(58,354,968)	(63,849,681)
Accumulated other comprehensive income	3,066,026	2,979,235
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	11,238,147	(2,505,125)

NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,175,225)	(1,503,553)
TOTAL EQUITY	10,062,922	(4,008,678)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$53,040,692	$39,732,880

 See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the year ended June 30
	2015	2014

SALES	$25,481,199	$12,739,371
COST OF SALES	5,688,863	6,925,697
GROSS PROFIT	19,792,336	5,813,674
OPERATING EXPENSES:
Research and development	337,067	569,699
General and administrative	2,753,535	3,613,657
Selling expenses	7,457,758	4,350,442
Depreciation and amortization	548,319	614,755
TOTAL OPERATING EXPENSES	11,096,679	9,148,553
INCOME/(LOSS) FROM OPERATIONS	8,695,657	(3,334,879)
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(5,768,094)	(5,194,786)
Equity in loss of joint venture, net	(93,352)	(104,715)
Subsidy income	279,893	-
TOTAL OTHER EXPENSE	(5,581,553)	(5,299,501)
INCOME/(LOSS) BEFORE INCOME TAXES	3,114,104	(8,634,380)
Income taxes/(benefits)	(2,704,369)	-
NET INCOME/(LOSS)	5,818,473	(8,634,380)

Net income/(loss) attributable to non-controlling interest in subsidiaries	323,760	(418,697)
NET INCOME/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	5,494,713	(8,215,683)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	91,359	28,055

COMPREHENSIVE INCOME/(LOSS)	5,586,072	(8,187,628)
Other comprehensive loss income attributable to non-controlling interest	4,568	1,403

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO THE COMPANY	$5,581,504	$(8,189,031)
BASIC AND DILUTED INCOME/(LOSS) PER COMMON SHARE	$0.09	$(0.16)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	63,107,104	49,856,247

See accompanying notes to the consolidated financial statements

CHINA AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID-IN CAPITAL	(ACCUMULATED DEFICIT )	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKOLDERS' EQUITY	NON CONTROLLING INTEREST	TOTAL EQUITY
	SHARES	VALUE	SHARES	VALUE
Balance - June 30, 2013	49,814,822	$49,815	-	-	$58,296,906	$(55,633,998)	$2,956,846	$5,669,569	$(1,086,035)	$4,583,534
Common stock issued for services	60,000	60			18,540			18,600		18,600
Translation adjustments							22,389	22,389	1,179	23,568
Net loss						(8,215,683)		(8,215,683)	(418,697)	(8,634,380)
Balance - June 30, 2014	49,874,822	$49,875	-	-	$58,315,446	(63,849,681)	2,979,235	(2,505,125)	(1,503,553)	(4,008,678)
Common stock issued for services	360,000	360			81,490			81,850		81,850
Common stock issued for debt conversion	12,863,690	12,864			5,562,544			5,575,408		5, 575,408
Common stock issued	6,740,747	6,740			2,406,948			2,413,688		2,413,688
Amortization for stock options					22,822			22,822		22,822
Amortization for management equity compensation					68,000			68,000		68,000
Translation adjustments							86,791	86,791	4,568	91,359
Net income						5,494,713		5,494,713	323,760	5,818,473
Balance - June 30, 2015	69,839,259	$69,839	-	-	$66,457,250	(58,354,968)	3,066,026	11,238,147	(1,175,225)	10,062,922

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30
OPERATING ACTIVITIES:	2015	2014

Net income/(loss)	$5,494,713	$(8,215,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	666,293	990,128
Deferred income tax	(2,704,369)	-
Inventory markdown	(7,861)	-
Provision for doubtful accounts	(204,597)	896,441
Common stock issued	169,822	18,600
Equity in loss of joint venture, net	93,352	104,715
Net loss attributable to non-controlling interests	323,760	(418,697)
Changes in operating assets and liabilities:
Accounts receivable	(1,735,368)	(1,932,061)
Inventories	(1,023,777)	440,379
Prepaid expenses and other current assets	(4,102,425)	(73,425)
Accounts payable	1,351,651	454,767
Accrued expenses and other current liabilities	4,704,545	4,859
NET CASH GENERATED FROM (USED IN) OPERATING ACTIVITIES	3,025,739	(7,729,977)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,705,298)	(268,922)
NET CASH USED IN INVESTING ACTIVITIES	(2,705,298)	(268,922)

FINANCING ACTIVITIES:
Proceeds from bank loans	13,018,270	3,247,966
Payment of bank loans	-	(8,537,332)
Short-term borrowings	1,029,387	8,083,766
Repayment of other borrowings	(10,186,796)	(37,606)
Loans from/(to) related party	(3,611,480)	3,556,288
Sale of common stock	2,423,503	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,672,884	6,313,082

EFFECT OF EXCHANGE RATE ON CASH	48,560	7,654

(DECREASE)/ INCREASE IN CASH	3,041,885	(1,678,163)
CASH – BEGINNING OF PERIOD-	2,329,660	4,007,823
CASH – END OF PERIOD	$5,371,545	$2,329,660

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,113,976	$4,598,172
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

1               BUSINESS DESCRIPTION

Aoxing Pharmaceutical Co., Inc. (“the Company” or “Aoxing Pharma”) is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products.

As of June 30, 2015, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. (“Hebei”), which is organized under the laws of the People’s Republic of China (“PRC”).  As of June 30, 2015, the Company owned 95% of the issued and outstanding common stock of Hebei.

Since 2002, Hebei has been engaged in developing narcotic, pain management, and addiction treatment pharmaceutical products, building its facilities and obtaining the requisite licenses from the Chinese Government.  Headquartered in Shijiazhuang City, the pharmaceutical capital of China, outside of Beijing, Hebei now has China's largest and the most advanced manufacturing facility for highly regulated narcotic medicines, addressing a very under-served and fast-growing market in China. Its facility is one of the few GMP facilities licensed for manufacturing narcotics medicines. The Company is working closely with the Chinese government and CFDA to assure the strictly regulated availability to medical professionals throughout China of its narcotic drugs and pain medicines.

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

JUNE 30, 2015

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

Accounts Receivable

Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified.   The balances of allowance for doubtful accounts are $1,364,330 and $1,562,109 at June 30, 2015 and 2014 respectively. The Company recorded bad debt written back of $204,597 for the year ended June 30, 2015 and bad debt expense of $896,441 for the year ended June 30, 2014, respectively.

Inventories, net

Inventories are stated at the lower of cost, determined using the weighted average cost method, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company charged $108,601 against allowance for obsolete inventory during the year ended June 30, 2015. The Company wrote-off $83,454 of obsolete inventory during the years ended June 30, 2014. For the years ended June 30, 2015 and 2014, the Company’s allowance for obsolete inventory is $633,948 and $471,487, respectively.

 Advances to Suppliers

The Company makes advances to certain vendors for purchase of its material and equipment. The advances to suppliers are interest free.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Intangible assets

Definite lived intangible assets include drug permits recorded at cost less accumulated amortization and any recognized impairment loss. The drug permits were acquired in 2008 when the Company purchased LRT and are amortized over their estimated useful life of 15 years on a straight-line basis.  An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with the Impairment or Disposal of Long-Lived Assets ASC 360-10.  In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company performs an intangible asset impairment test for its definite-lived intangibles whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The intangible assets balance as of June 30, 2015 and June 30, 2014 are $484,857 and $546,114 respectively.

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

JUNE 30, 2015

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

JUNE 30, 2015

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

	2015	2014
Year ended RMB: US$ exchange rate	6.1288	6.1577
Average yearly RMB: US$ exchange rate	6.1452	6.1467

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

JUNE 30, 2015

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The carrying amount of cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short term nature of these items.

As of June 30, 2015, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value.  The Company’s short-term borrowings, loans payable, related party notes payable and unrelated party notes payable that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of June 30, 2015.

As of June 30, 2015, the Company does not have any level 3 financial instruments.  The Company uses the discounted cash flow approach when determining fair values of its non-recurring fair value measurements when required. We determine the fair value of our goodwill for purposes of comparing to the carrying value on at least an annual basis. Our goodwill would be adjusted to fair value if it is deemed to be impaired. Certain unobservable units for these assets are offered quotes, lack of marketability, long-term revenue growth rates and discounts rates.  For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement.  In general, a change in the long-term growth rate of our Hebei Aoxing business unit could negatively affect the fair value of our goodwill.

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the year ended June 30, 2015, ASC 280 has an immaterial effect on the Company’s financial statements, as the Company consists of one reportable business segment.  All revenue is from customers in the PRC.  The majority of the Company’s assets are located in the PRC.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory”, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. The Company is evaluating the impact that this standard will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented asan asset. ASU 2015-03 is effective for the Company on January 1, 2016. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. The retrospective application represents a change in accounting principle. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For all entities, the ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact, if any, the adoption of ASU 2014-15 may have on its consolidated financial statements.

In June 2014, FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on its results of operations, cash flows or financial condition.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which provides comprehensive guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle of the guidance provides that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, using either a full retrospective or modified retrospective method of adoption. The Company is currently evaluating the transition method it will adopt and the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

3              GOING CONCERN

Currently and historically, the Company has managed to operate its business with negative net working capital. The Company’s negative working capital is primarily due to our accumulated deficit, which we funded by an increase in short-term bank loans, and the sale of common stock of the Company.

The Company is able to operate with a negative net working capital because of loans from unrelated and related parties. The Company believes operating cash flows staying positive in the near-term, continued support from related parties, and the ability to continue to roll over short-term debt, taken together, provide adequate resources to fund ongoing operations in the foreseeable future. The Company is also planning to seek equity financing to replace both short-term and long-term debts. The Company believes that the increased market demand for its main product in the near term and sales from several new products in future years will produce substantial positive cash flow. If the Company’s short-term cash flows decrease significantly and the Company is unable to pay its short-term liabilities, the Company’s business, financial condition and results of operations could be materially affected.

We had an accumulated deficit of $58.4 million as of June 30, 2015. In addition, we had negative working capital of $20.1 million as of June 30, 2015. Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern. Despite the large accumulated deficit, we have generated net profit and positive operating cash flow during the fiscal year 2015. Our management anticipates sufficient cash flows to fund our operations for the next twelve months by increasing revenues of our core product sales.  Similarly, continued support from our lenders to rollover debt when due will be helpful to cash flow as well. However, if future sales do not meet our forecasts, we might need to fund operations by raising additional capital or seeking other external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to achieve our planned level of operations and/or obtain sufficient additional capital at an acceptable cost. With respect to these objectives, we cannot provide any assurance of success, as events or circumstances may occur which will prevent us from meeting our operating plan.  We might be required to significantly curtail or cease operations if we could not secure additional financing.

Management of the Company believes that the Company's large negative working capital will improve gradually during fiscal year 2016. Management expects the improvement to come from improved operating results, by extending short term into longer term loans, and by selling equity and converting debt to equity. Management anticipates that these improvements will enable the Company to reduce current high interest expenses and fund on-going operations.

The management of the Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. During the fiscal year 2015, the Company completed the sale of 6,740,747 shares of its common stock to investors, each of whom is either an officer, an employee or a consultant. The average purchase price for the shares was $0.36 per share. The Company also completed the sale of 12,863,690 shares of its common stock to creditors in satisfaction of $5.6 million in debt. The shares were valued at the average price of $0.43 per share. Most recently, the Company completed a registered direct sale of securities to a U.S. institutional investor for $3.0 million.

Revenue for the year ended June 30, 2015 was significantly higher than revenue during the prior year, an improvement that was primarily attributable to the changes in our marketing program. Management believes the net profit and positive operating cash flows generated in this year will continue in the coming years due to the increased market demand for its main product. Management also believes that the Company will have continued support from related parties, and will have the ability to continue to roll over short-term debt. Lastly, the Company also started the process of securing additional funds through long term debt financing.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

4               INVENTORIES, NET

Inventories consist of the following:

	June 30,
	2015	2014
Work in process	$383,950	$642,842
Raw materials	676,590	669,880
Finished goods	2,179,486	882,552
	$3,240,026	$2,195,274

The allowance for obsolete inventory as of June 30, 2015 and 2014 was $465,828 and $471,487, respectively.

5               PROPERTY AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	June 30,
	2015	2014
Right to use land	$8,160,781	$8,122,480
Building and building improvements	19,388,880	19,297,882
Machinery and equipment	6,882,678	3,926,297
Furniture and office equipment	650,851	621,988
Automobiles	126,120	567,297
Construction in progress	460,113	266,260
	35,669,423	32,802,204
Accumulated depreciation and amortization	7,017,706	6,383,362
	$28,651,717	$26,418,842

Depreciation expense for the years ended June 30, 2015 and 2014 were $634,344 and $951,726, respectively.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

6               EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in API (see Note 1) under the equity method of accounting.

Summarized unaudited financial information for our investment in API, assuming a 100% ownership interest, is as follows:

	June 30,
	2015	2014
Current assets	$11,767	$23,144
Noncurrent assets	758,649	795,273
Current liabilities	640,416	506,354
Noncurrent liabilities	-	-
Equity	130,000	312,063
Revenues
General and administrative expenses	(183,044)	(205,323)
Net loss	$(183,044)	$(205,323)

The Company recorded a loss on investment of $93,352 and $104,715 for the years ended June 30, 2015 and 2014 respectively for its 51% (50% control right) share of API.

7               SHORT-TERM BORROWING

Short-term borrowing consists of the following:

	June 30,
	2015	2014
Shijiazhuang Finance Bureau (a)	$81,582	$81,199
Shijiazhuang Construction Investment Group Co., Ltd (b)	5,058,086	3,247,966
Hebei Chuangyu Investment Group Co., Ltd (c)	-	1,948,780
Hebei Hengrui Sunshine Pharmacy Co., Ltd (d)	-	3,247,966
Mr. Liu Shujun (e)	-	260,519
Mr. Li Hui (f)	2,304	538,208
Shijiazhuang Red Property Management Co., Ltd (g)	-	2,073,826
Hebei Henghui Investment Management Co., Ltd (h)	3,263,282	-
TianJin Heng Xing Mirco Finance Bureau (i)	4,079,102	-
Total	$12,484,356	$11,398,464

(a) A non-interest bearing note payable to Shijiazhuang Finance Bureau, an agency of a local government, due on demand.

(b) A one-year loan from Shijiazhuang Construction Investment Group, disbursed through China Construction Bank. The notes bear an annual interest rate of 12%. $1,957,969 was due on October 25, 2015 and $3,100,117 was due on July 12, 2015 and extended to October 27, 2015. On October 9, 2015,  another extension agreement was signed. $1,957,969 was extended to April 24, 2016 and $3,100,117 was extended to April 26, 2016. The notes are secured by certain registered trademarks and renewal certificates relating to Aoxing’s Zhongtongan capsule.

(c) A four months term loan from Hebei Chuangyu Investment Group Co., Ltd. The note bears an annual interest rate of 15% and was due on November 22, 2014.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(d) A one-year term loan from Hebei Hengrui Sunshine Pharmacy Co., Ltd. The note bears an annual interest rate of 15% and was due on April 17, 2015.

(e) A one-year term loan from Mr. Liu Shujun. The note bears an annual interest rate of 15% and was due on May 21, 2015.

(f) On December 21, 2012, the Company obtained RMB2,000,000 (approximately $324,797) term loan from Mr. Li Hui. The note bears an annual interest rate of 27.6% and was due on December 31, 2014. On March 1, 2013, the Company further obtained RMB1,314,120 (approximately $213,411) term loan from Mr. Li Hui. The note bears an annual interest rate of 20% and was due on February 28, 2015. The balance of $2,304 as at June 30, 2015 represents unpaid portion of interests.

(g) A one-year term loan from Shijiazhuang Red Property Management Co., Ltd. The note bears an annual interest rate of 15% and was due on April 17, 2015.

(h) A six-month term loan from Hebei Henghui Investment Management Co., Ltd. The note bears an annual interest rate of 10% and was due on September 17, 2015. The loan was subsequently extended to October 17, 2015. On September 30, 2015, the Company repaid $656,250 of the loan and the remainder of the loan was extended to April 16, 2016.

(i) A two-month term loan from TianJin Heng Xing Mirco finance Bureau. The note bears an annual interest rate of 20.04%, due on January 21, 2015 and was extended to March 17, 2016.

8               LOAN PAYABLE – BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	June 30,
	2015	2014
Bank Note in the amount of 30 million RMB with Shijiazhuang Huirong Rural Cooperative Bank bearing an annual interest rate of 10% made on September 23, 2014. The note matured on November 22, 2014 and was extended to March 16, 2016	$4,894,922	$-
Bank Note in the amount of 30 million RMB with Postal Savings Bank bearing an annual interest rate of 7.8%, made on July 22, 2014 for one year maturing on July 21, 2015	4,894,922	-
Bank Note in the amount of 20 million RMB with China Merchant Bank bearing an annual floating rate of 7.0%, initially made on December 27, 2013, renewed on January 13, 2015 for one year maturing on January 12, 2016	3,263,282	3,247,966
Bank Note in the amount of 20 million RMB with China Everbright Bank bearing 7.84% interest per annum, made on January 16, 2015 for one year maturing on January 15, 2016	3,263,282	-
	$16,316,408	$3,247,966

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

9               LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 17.9% and 17.57% as of June 30, 2015 and 2014, respectively.  Loans will mature as following:

	June 30,
	2015	2014
Within one year	$-	$-
1 – 2 years	-	-
2 – 3 years	-	1,354,810
3 – 4 years	1,361,199
Total	1,361,199	1,354,810
Less current portion	-	-
	$1,361,199	$1,354,810

10             LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 10.0% and 13.94% per annum as of June 30, 2015 and 2014, respectively. Loans will mature as follows:

	June 30,
	2015	2014
Within one year	$5,793	$1,084,248
1 – 2 years	8,158	-
2 – 3 years		6,146,803
Total	13,951	7,231,051
Less current portion	(5,793)	(1,084,248)
	$8,158	$6,146,803

11             DEFERRED INCOME

The balance of deferred income represents government grants related to the Company's construction in progress ("CIP"). It will be recognized as subsidy income on a systematic basis (straight-line method) over the useful life of the fixed asset transferred from CIP which is a project to reform and improve the production line of the Zhongtongan. As of June 30, 2015, the CIP was transferred to building and building improvements and will be depreciated over 35 years. See Note 5.

12             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	June 30,
	2015	2014
Accrued salaries and benefits	$1,616,963	$817,306
Accrued interest	2,073,073	1,294,934
Accrued taxes	1,281,704	418,485
Deposit payable	572,105	605,130
Due to employee	46,967	46,746
Advance from customers	291,005	733,144
Other accounts payable	241,512	286,376
Other accrued expenses and current liabilities	1,052,996	232,669
	$7,176,325	$4,434,790

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

14             STOCK OPTIONS

On January 1, 2015, the Company issued a total of 300,000 common stock purchase options to management. This stock compensation grant was valued at $74,691 and the Company recorded $22,822 stock option compensation expense for the year ended June 30, 2015. Options issued during the year ended June 30, 2015 will vest in equal proportions on January 1, 2016, January 1, 2017 and January 1, 2018.

The unrecognized compensation expense for the Company as of June 30, 2014 and 2015 were nil and $51,869 respectively.

The Company calculated the estimated fair value of the options of the grant date using the Black-Scholes Option Pricing Model with the following assumptions:

For the year ended June 30, 2015
Estimated dividends	None
Expected volatility	101.63%
Risk-free interest rate	1.65%
Expected term (years)	5

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

A summary of option activity as of June 30, 2015 and 2014, and changes during the years then ended is as followings:

			Weighted-avg.	Aggregate
		Weighted-avg.	remaining	intrinsic
	Shares	Exercise Price	Term (yr.)	Value
On June 30, 2013	132,000	$2.00	1.1	$0
Granted:	-	$-	-	-
Exercised:	-	-	-	-
Forfeited:	-	-	-	-
On June 30, 2014	132,000	$2.00	0.1	$0
Granted:	300,000	$0.33	5.0	-
Exercised:	-	-	-	-
Forfeited:	(132,000)	-	-	-
On June 30, 2015	300,000	$0.33	4.5	$426,000

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

15             ISSUANCE OF COMMON STOCK

On October 21, 2013, the Company issued 60,000 shares of common stock to three independent directors for services rendered. Total value of the compensation is approximately $19,200 based on closing average price of $0.32 during the period of service.

On September 5, 2014, the Company issued 11,862,278 shares of common stock in satisfaction of $4.6 million in debt. The shares were valued at $0.39 per share, which exceeded the six month average share price as well as the market price at time of issuance. Paid in capital was increased by $4,614,426 as a result of the exchange.

On December 23, 2014 the Company sold to 22 of its employees a total of 4,527,832 shares of common stock for a total of $1,177,236 or $0.26 per share, which exceeded the market price on October 4, 2014, when the contract of sale was made.

On February 3, 2015, the Company issued 300,000 shares of common stock to management at $0.33 per share based on share price at grant date. The shares are equally vested on January 1, 2016, January 1, 2017 and January 1, 2018. The Company recorded $30,250 stock compensation expense for the year ended June 30, 2015 and the unrecognized compensation expense was $68,750.

On February 3, 2015, the Company issued 40,000 shares of common stock to independent directors at $0.39 per shares for services rendered by them.

On February 3, 2015, the Company issued 1,704,915 shares of its common stock to six investors, each of whom is either an employee or a consultant to the Company. The average purchase price for the shares was $0.32 per share.

On March 12, 2015, the Company issued 480,000 shares of its common stock to a creditor at $0.50 per share to offset a loan payable.

On April 8 2015, the company sold 508,000 shares of common stock to officers and employees of the Company at a price of $1.36 per share, which exceeded the market price at time of issuance.

On April 8 2015, the Company also issued 521,412 shares of common stock at a price of $1.36 per share to a creditor in satisfaction of $709,120 debt.

On June 19, 2015, the Company issued 20,000 shares of common stock to management for services rendered.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

16             TAXES

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company’s effective tax rate is as follows:

	Year Ended June 30,
	2015	2014

Tax at U.S. Statutory rate	$1,089,936	$(3,022,033)
Tax rate difference between China and U.S.	(1,046,086)	3,765,170
Change in Valuation Allowance	(1,031,621)	(2,416,252)
Net operating loss expired	955,983	1,666,605
Stock and option compensation	31,788	6,510
Impairment loss on goodwill	-
Effective tax rate	$-	$-

The provisions of income taxes (credit) are summarized as follows:

	Year Ended June 30,
	2015		2014

Current	$		$-
Deferred - U.S.		(229,859)	(176,469)
Deferred – China		(1,442,889)	(1,532,812)
Valuation allowance - U.S.		229,859	176,469
Valuation allowance – China		(1,261,480)	1,532,812
Total		$(2,704,369)	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of June 30, 2015 and 2014 are as follows:

	Year Ended June 30,
	2015	2014

Net operating loss carryforward - China	$1,342,696	$3,106,728
Net operating loss carryforward - US	1,935,121	1,705,262
Allowance for doubtful accounts	823,190	(792,888)
Others	808,334	(790,452)
	4,909,341	3,228,650
Less: valuation allowance- U.S.	(1,935,121)	(1,705,262)
valuation allowance- China.	(262,610)	(1,523,388)
Deferred tax assets	$2,711,610	$-

As of June 30, 2015, the Company has recognized deferred tax assets of $2,711,610. The Company’s loss carry forwards for the past 5 years produced a significant amount of the deferred tax assets and the realization of tax loss carry forwards are deemed to be probable. Therefore, the Company determined it was appropriate under US GAAP to recognize the deferred tax assets during the Fiscal 2015.

For the year ended June 30, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2015 and 2014, the Company did not have any significant unrecognized uncertain tax positions.

 AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

17             CONCENTRATIONS

Sales to two major customers were 7% and 5% of total sales for the year ended June 30, 2015.  Sales to two major customers were 7% and 4% of total sales for the year ended June 30, 2014.

Sales of one major product represented approximately 95% and 92% of total sales for the year ended June 30, 2015 and 2014, respectively.

Two major customers accounted for 0.1% and 4% of outstanding accounts receivable as of June 30, 2015. Two major customers accounted for nil and 1% of outstanding accounts receivable as of June 30, 2014.

18            SUBSEQUENT EVENTS

On July 23, 2015, the Company entered into a loan agreement with Postal Savings Bank of China and obtained a loan of RMB27 million (approximately $4.4 million) with a term of five months maturing on December 22, 2015. This loan bears an annual interest rate of 7.8%.

On July 10, 2015 and on October 9, 2015, the Company obtained extensions of the short term borrowing from Shijiazhuang Construction Investment Group. $3,100,117 was due on July 12, 2015 and was extended to October 27, 2015 and then further extended to April 26, 2016. $1,957,969 was due on October 25, 2015 and was extended to April 24, 2016. The loans bear an annual interest rate of 12%.

On September 17, 2015, the Company extended the six-month term loan of $3,263,282 from Hebei Henghui Investment Management Co., Ltd. to October 17, 2015. On September 30, 2015, the Company repaid $656,250 of the loan and the remainder of the loan was extended to April 16, 2016. The loan was originally due on September 17, 2015 and bears an annual interest rate of 10%.

On September 30, 2015 the Company sold 2,352,941 shares of common stock and 1,764,706 common stock purchase warrants (the "Public Warrants") pursuant to a Securities Purchase Agreement dated as of September 24, 2015. The purchaser was an institutional investor. The aggregate purchase price for the securities was $3,000,000. From the proceeds of the offering, the Company paid a fee of $180,000 to the placement agent for the offering. Aoxing Pharmaceutical Company, Inc. has also issued to the placement agent and its affiliates warrants to purchase 141,176 shares of common stock. Each Public Warrant will permit the holder to purchase one share of common stock from the Company for a price of $1.74 per share. The Public Warrants will be exercisable from March 30, 2016 until March 30, 2021. The warrants issued to the placement agent and its affiliates are substantially identical to the Public Warrants, except that the termination date is September 24, 2020. Cashless exercise of either warrant is permitted only if there is no effective registration statement permitting resale of the common shares underlying the warrants.

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after June 30, 2015up through the date we issued the consolidated financial statements and has determined that there was no other material event that occurred after the date of the balance sheets included in this report.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2015, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we did not identify material weakness in our internal control over financial reporting.   Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were effective as of June 30, 2015.

Because we are a smaller reporting company, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item10. Directors, Executive Officers, and Corporate Governance.

The following individuals are the members of Aoxing Pharma’s Board of Directors and/or its executive officers.

Name	Age	Position	Member of the Board Since
Zhenjiang Yue	56	Chairman of the Board, Chief Executive Officer	2006

Min Jun	56	Director	2008

Guozhu Xu	69	Director	2008

Yang Li	35	Director	2012

Hui Shao	47	Director	2015

Wilfred Chow	49	Chief Financial Officer	--

Guirong Zhou	61	President of Research & Development	--
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

Dr. Guozhu Xu has, since 1990, been employed as Director of the China National Drug Dependence Institute at Beijing University, with responsibility for clinical management. Until recently, Dr. Xu served as a Committee Member of the Center for Drug Evaluation at the China State Food and Drug Administration (“CFDA”). In that role, Dr. Xu was the primary investigator for over seventy clinical programs in pain management, representing over 80% of new pain management drugs approved by the CFDA. Dr. Xu is an associate director of China Drug Abuse Prevention magazine and has published over 100 articles regarding drug research and development. Dr Xu received his medical degree from Beijing Medical University in 1970. Dr. Xu brings his technical, industry and operational expertise to the Board.

 Yang Li, Mr. Yang Li is a member of the institute of chartered accountants of Canada and a member of the institute of chartered accountants of Ireland. She previously worked for PricewaterhouseCoopers LLP, one of the big four accounting firm. She leaded audit team to provide audit services for many U.S. and Canadian public company. After her return to China, she has assisted a well-known company successfully listed in the U.S. stock exchange market. She also led a team that provided audit and tax services to many state-owned enterprises. Ms. Yang received her master’s degree in accounting from University College Dublin of the National University of Ireland.   Ms. Li brings to the Board a thorough understanding of U.S. accounting principles and practices, and the knowledge of business gained from her experience as an auditor.

Dr. Hui Shao has been appointed to the board on January 1, 2015. Dr. Shao served as Vice President of Finance and CFO of Aoxing Pharma from 2007 to 2010. Dr. Shao is currently CFO of Yisheng Biopharma, a private equity backed pharmaceutical company focused on vaccines with operations in China. Prior to his employment by Aoxing Pharma, Dr. Shao was a Senior Analyst at Mehta Partners and Kamunting Street Capital Management in New York, where he was responsible for a healthcare investment portfolio of over $100 million across North American and European companies. Dr. Shao was a Principal Scientist, leading metabolic disease and oncology projects at Roche Pharmaceuticals, before he started his career on Wall Street. Dr. Shao was an independent director of Tongli Pharma from 2008 to 2011. Dr. Shao received his Ph.D degree in bioorganic chemistry at University of California, San Diego, and MBA degree in finance and accounting at Stern Business School of New York University.

Wilfred Chow was appointed Chief Financial Officer on January 1, 2015. Mr. Wilfred Chow joined Aoxing Pharma from Okeanos Capital Investment, a consulting firm focused on media and pharmaceutical. As managing director at Okeanos, Mr. Chow led corporate finance teams responsible for capital raises and M&A transactions. He led and completed two acquisitions and raised multiple rounds of capital from private equity funds for his clients. From 2010 to 2012, Mr. Chow was CFO of Tiger Media, Inc. (NYSE MKT: IDI), where he executed improvements in the company's financial visibility and transparency to build long term shareholder value. Prior to IDI, Mr. Chow spent over 15 years working as SVP and CFO for venture-backed private and NYSE listed companies. Earlier in his career, Mr. Chow held a variety of position at PriceWaterhouseCoopers and Deloitte in both New York and Hong Kong. Mr. Chow earned a BS in Economics from Hong Kong University and a MBA from Leicester University.

Guirong Zhou was appointed President of Research and Development in July 2012. Prior to that, she was deputy director in our R&D department. Ms. Zhou joined the company in 2011 from Shijiazhuang Pharmaceutical Company, where she worked there since 1985 and  held various senior positions especially in R&D   Ms. Zhou has been involved in the registration of many new drug certificates and product licenses, including tablet, injection, transfusion, soft capsule, drop pills, lyophilized powder, quick release preparation and control release preparation. Among all the achievements, Ms. Zhou was the project leader in bringing Pentoxifylline Sustained Release Tablets and Acemetacine capsule to market and they are leading products in China. Ms. Zhou is an academic advisor in pharmaceutical engineering at Tianjin University and Hebei University of Science and Technology.

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

Name	Board of Directors	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Zhenjiang Yue	**
Jun Min	*
Yang Li (1)	*	**	*	*
Guozhu Xu	*	*	**	**
Hui Shao (2)	*	*	*	*
Zhimin Li (3)	*		*	*
Meetings in fiscal 2015	10	4	1	1

*	Denotes membership
**	Denotes chairmanship
(1)	Audit Committee financial expert
(2)	Hui Shao was appointed to the Board of Directors in January 2015.
(3)	Zhimin Li was appointed to the Board of Directors in July 2014 and resigned in December 2014.

Audit Committee

Yang Li currently serves as Chairman of the Audit Committee. The Board has determined that Yang Li is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K under the Securities Act and is “independent” as defined under applicable rules and regulations. Guozhu Xu and Hui Shao are the other members of the Audit Committee. The Board has determined that each of the members of the Audit Committee satisfies the independence requirements of the NYSE MKT.

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

Compensation Committee

           Guozhu Xu serves as Chairman of the Compensation Committee.  Yang Li and Hui Shao are the other members of this Committee. The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NYSE MKT.   The purpose of the Compensation Committee is to assist the Board in determining the compensation of the Chief Executive Officer and make recommendations to the Board with respect to the compensation of the Chief Financial Officer, other executive officers of the Company and the independent directors.  In furtherance of this purpose, the Compensation Committee has the following authority and responsibilities:

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

Nominating and Corporate Governance Committee

Guozhu Xu serves as Chairman of the Compensation Committee.  Yang Li and Hui Shao are the other members of this Committee. The Nominating and Corporate Governance Committee has the following responsibilities as set forth in its charter:

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

Based solely upon a review the Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during the Company’s most recent fiscal year, it is the Company’s understanding that all such required filings have been made on a timely basis, except that Zhenjiang Yue was late in filing one Form 4.

 Item 11.  Executive Compensation

The following table sets forth all compensation paid by Aoxing Pharma and its subsidiaries to Zhenjiang Yue for services as Chief Executive Officer during the years ended June 30, 2015, 2014 and 2013 and to Wilfred Chow for services as Chief Financial Officer during the year ended June 30, 2015. There were no other executive officers whose total salary and bonus for the fiscal year ended June 30, 2015 exceeded $100,000.

Summary Compensation Table

	Year	Salary		Bonus	Stock Award	Option Award	Other Compensation	Total
Zhenjiang Yue	2015	$162,729	(1)	-	-	-	-	$162,729
	2014	$162,689	(2)	-	-	-	-	$162,689
	2013	$159,200	(3)	-	-	-	-	$159,200

Wilfred Chow	2015	$125,000	(4)	-	$30,250	(5)	$22,822	(6)	-	$178,072

___________________________

(1)	The dollar equivalent of 1,000,000 RMB, based on the exchange rate of 6.1452 RMB per dollar

(2)	The dollar equivalent of 1,000,000 RMB, based on the exchange rate of 6.1467 RMB per dollar

(3)	The dollar equivalent of 1,000,000 RMB, based on the exchange rate of 6.2814 RMB per dollar

(4)	Wilfred Chow was first employed on January 1, 2015

(5)	300,000 stock award at$0.33 per share vesting over 3 years

(6)	(6) 300,000 stock option award at $0.33 exercise price vesting over 3 years

 Employment Contracts, Termination of Employment and Change-in-Control Arrangements

The Company has employment agreements with the following named executive officer. The following is a description of that agreement.

Executive Employment Agreement dated as of January 13, 2010 with Zhenjiang Yue.  This agreement provides that Mr. Yue will serve as the Company’s Chief Executive Officer.  The Company agreed to pay Mr. Yue an annual salary of 1 million Chinese Yuan (approximately US$158,000).  The Company may also pay him a cash bonus, within the discretion of the Board.  In addition, subject to the approval of the Board, Mr. Yue is eligible to receive equity based award in the form of restricted common stock, stock option or other securities by the Company from time to time.  The term of the agreement ended on January 13, 2014, but it renewed for consecutive one year terms unless affirmatively terminated by either party.  The Company can terminate the agreement at any time without cause, but will be liable for six months’ severance pay.   The agreement contains a covenant of non-competition by Mr. Yue for one year after termination, unless he is terminated without cause or he terminates for good reason.

Executive Employment Agreement dated as of January 1, 2015 with Wilfred Chow.  This agreement provides that Mr. Chow will serve as the Company’s Chief Financial Officer.  The Company agreed to pay Mr. Chow an annual salary of US$250,000.  The Company also grant Mr. Chow 300,000 restricted shares vesting over 3 years and 300,000 stock options at exercise price of $0.33 vesting over 3 years.  The term of the agreement ends on December 31, 2017. The Company can terminate the agreement at any time without cause, but will be liable for six months’ severance pay.   The agreement contains a covenant of non-competition by Mr. Chow during the employment period.

Equity Grants in Fiscal 2015

The following tables set forth certain information regarding the stock options and restricted shares acquired by the Company’s Executive Officer and Financial Officer during the year ended June 30, 2015 and those options held by them on June 30, 2015.

 Option Grants in the Last Fiscal Year

	Number of securities underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date

Zhenjiang Yue	-	-	-	-

Wilfred Chow	-	300,000	0.33	December 31, 2019

 Restricted shares Grants in the Last Fiscal Year

	Number of restricted shares vested	Number of Restricted shares unvested	Grant date share price ($)	Vesting period

Zhenjiang Yue	-	-	-	-
Wilfred Chow	-	300,000	0.33	January 1, 2016 – January 1, 2018

 Compensation of Directors

The members of the Board receive remuneration in cash and/or restricted shares of the common stock for the period of their duties as shown below:

·	No compensation for Zhenjiang Yue or Jun Min

·	RMB 4,000 per month and 20,000 shares of common stock annually for Yang Li

·	RMB 5,000 per month and 20,000 shares of common stock annually for Hui Shao

·	RMB 4,000 per month and 20,000 shares of common stock annually for Guozhu Xu

The following table sets forth all compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, for each of the directors for the fiscal year ended June 30, 2015. The Board members have the option of receiving fees earned in cash or restricted stock.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Zhenjiang Yue	-	-	-	-
Jun Min	-	-	-	-
Yang Li	7,811	7,800	-	15,611
Hui Shao	9,764	7,800	-	17,564
Guozhu Xu	7,811	7,800	-	15,611

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information regarding the beneficial ownership of our common stock, by:

·	each person known to us that beneficially owns more than 5% of our outstanding shares of common stock;

·	each of our directors;

·	each of our named executive officers; and

·	all of our current directors and executive officers as a group.

There are 72,172,200 shares of our common stock issued and outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Zhenjiang Yue	12,161,375	(2)	16.9%
Wilfred Chow	1,212,500		1.7%
Jun Min	0	(3)	*
Yang Li	40,000		**
Guozhu Xu	120,000		*
Hui Shao	25,000		*
Zhimin Li	0		--

All directors and officers as a group (7 persons)	13,558,588		18.8%

American Oriental Bioengineering, Inc.	16,789,203	(4)	24%
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
(4)
Represents shares of common stock held by American Oriental Bioengineering, Inc. The address for AOB is 1 Liangshuihe First Ave, Beijing E-Town Economic and Technology Development Area, E-Town, Beijing, 100176, People’s Republic of China.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the 2015 fiscal year, we were not involved in any related party transactions subject to Item 404 of Regulation S-K.  Pursuant to Board policies, our executive officers and directors, and principal shareholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction without the prior consent of the Board. Any request for such related party transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to the Audit Committee and the Board for review, consideration and approval. All of our directors, executive officers and employees are required to report to the Board any such related party transaction. In approving or rejecting the proposed agreement, the Board will consider the relevant facts and circumstances available and deemed relevant to the Board which will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as the Board determines in the good faith exercise of its discretion.

Director Independence

Our Board is subject to the independence requirements of the NYSE MKT LLC.  Pursuant to the requirements, the Nominating and Corporate Governance Committee of the Board reviews director independence.  During this review, the Committee considers transactions and relationships between each director or any member of his immediate family and Aoxing and its affiliates, including those transactions that are contemplated under Item 404(a) of Regulation S-K.  The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.  Based on this review, the Committee has determined that all but two of our directors are “independent” as defined by the listing standards of the NYSE MKT LLC Company Guide. Mr. Zhenjiang Yue, who also serves as our Chief Executive Officer, and Mr. Jun Min, who is an officer of a 10% shareholder, are not considered independent, respectively, and neither Mr. Yue nor Mr. Jun serves on the Audit, Nominating, or Compensation Committees.  The Committee has also determined that the members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and Section 803 of the NYSE MKT LLC Company Guide.  The Committee based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors.  None of our directors engages in any transaction, relationship, or arrangement contemplated under Item 404(a) of Regulation S-K.

Item 14.  Principal Accountant Fees and Services

Our current principal independent auditor is BDO China Shu Lun Pan Certified Accountants LLP, which we initially engaged on April 29, 2013.

The following table presents fees for professional services rendered by BDO China Shu Lun Pan Certified Accountants LLP with respect to the year ended June 30, 2015 and 2014.

Services Performed	2015	2014
Audit Fees (1)	$148,000,	$155,789
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

Total Fees	$148,000	$155,789

(1)
Audit fees represent fees billed for professional services provided in connection with the audit of the Company’s annual financial statements and reviews of its quarterly financial statements.  All work on the engagements to audit the Company’s financial statements for the years ended June 30, 2015 and 2014 was performed by full-time permanent employees of BDO China Shu Lun Pan Certified Accountants LLP.

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

Our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditors.  The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members.  Any service pre-approved by a delegate must be reported to the Audit Committee at the next scheduled quarterly meeting.  The Audit Committee considered whether the provision of the auditors’ services, other than for the annual audit and quarterly reviews, is compatible with its independence and concluded that it is compatible.  In 2015 and 2014, all such services were pre-approved by the Audit Committee.

Item 15.  Exhibit List and Financial Statement Schedules

(a) Financial Statements

Report of Independent Registered Accounting Firm

Balance Sheets – June 30, 2015 and 2014

Consolidated Statements of Operations – Years Ended June 30, 2015 and 2014

Consolidated Statement of Changes in Stockholders’ Equity - Years Ended June 30, 2015 and 2014

Consolidated Statements of Cash Flows - Years ended June 30, 2015 and 2014

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

3-b	Amended and Restated Bylaws - filed as an exhibit to the Current Report on Form 8-K filed on November 16, 2009 and incorporated herein by reference.

4-a	Form of Common Stock Purchase Warrant issued on September 30, 2015 - filed as an exhibit to the Current Report on Form 8-K filed on September 30, 2015 and incorporated herein by reference.

10.1
Joint Strategic Alliance and Securities Purchase Agreement dated April 15, 2008 between China Aoxing Pharmaceutical Company, Inc. and American Oriental Bioengineering, Inc. - filed as an exhibit to the Company’s Current  Report on Form 8-K dated April 15, 2008 and incorporated by reference herein.

14	Code of Ethics of China Aoxing Pharmaceutical Company, Inc. - filed as an Exhibit to the Current Report on Form 8-K filed on November 30, 2009 and incorporated herein by reference.

21.1	List of Subsidiaries *

23	Consent of BDO China Shu Lun Pan Certified Public Accountants. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.*

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

Aoxing Pharmaceutical Company, Inc.

Date: October 13, 2015	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below on October 9, 2015 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Zhenjiang Yue	Date: October 13, 2015
Zhenjiang Yue, Director,
Chief Executive Officer

/s/ Wilfred Chow	Date: October 13, 2015
Wilfred Chow, Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/Yang Li	Date: October 13, 2015
Yang Li, Director

/s/ Jun Min	Date: October 13, 2015
Jun Min, Director

/s/ Guozhu Xu	Date: October 13, 2015
Guozhu Xu, Director

/s/ Hui Shao	Date: October 13, 2015
Hui Shao, Director