Form 10-Q
period 2015-09-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2015-11-13
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10‑Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes    X  No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   X    No ____
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer__ Accelerated filer__  Non-accelerated filer__  Smaller reporting company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

As of November 13 2015, the number of shares outstanding of the Registrant's common stock was 74,299,195 with $.001 par value.

AOXING PHARMACEUTICALCOMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2015

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2015	2015
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,171,875	$5,371,545
Accounts receivable, net of allowance for doubtful accounts of $1,378,640 and $1,364,330, respectively	7,000,258	5,854,055
Inventories, net	3,223,582	3,240,026
Prepaid expenses and other current assets	6,949,982	6,630,407
TOTAL CURRENT ASSETS	25,345,697	21,096,033

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	27,381,595	28,651,717
Deferred income tax	1,735,016	2,711,610
Other intangible assets, net	450,875	484,857
Investment in joint venture	68,828	96,475
TOTAL LONG-TERM ASSETS	29,636,314	31,944,659
TOTAL ASSETS	$54,982,011	$53,040,692

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$11,343,312	$12,484,356
Accounts payable	2,933,000	3,625,139
Notes payable	1,568,923	1,631,641
Loan payable – bank	15,218,551	16,316,408
Current portion of loan payable - related parties	13,638	5,793
Current portion of loan payable – others	1,308,876	-
Accrued expenses and other current liabilities	7,273,021	7,176,325
TOTAL CURRENT LIABILITIES	39,659,321	41,239,662

LONG-TERM LIABILITIES:
Loan payable - related parties	1,355,549	8,158
Loan payable – others	-	1,361,199
Deferred income	354,577	368,751
TOTAL LONG-TERM LIABILITIES	1,710,126	1,738,108

Common stock, par value $0.001, 100,000,000 shares authorized, 72,252,200 and 69,839,259 shares issued and outstanding on September 30, 2015 and June 30, 2015	72,252	69,839
Additional paid in capital	69,326,037	66,457,250
Accumulated deficit	(57,087,032)	(58,354,968)
Accumulated other comprehensive income	2,429,535	3,066,026
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	14,740,792	11,238,147

NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,128,228)	(1,175,225)
TOTAL EQUITY	13,612,564	10,062,922

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$54,982,011	$53,040,692

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended
	September 30,
	2015	2014

SALES	$8,744,822	$4,565,081
COST OF SALES	1,758,079	1,387,534
GROSS PROFIT	6,986,743	3,177,547

OPERATING EXPENSES:
Research and development expense	377,306	107,550
General and administrative expenses	944,358	511,486
Selling expenses	2,394,346	1,202,509
Depreciation and amortization	131,530	139,276
TOTAL OPERATING EXPENSES	3,847,540	1,960,821

INCOME FROM OPERATIONS	3,139,203	1,216,726

OTHER INCOME/(EXPENSE):
Interest expense, net of interest income	(929,029)	(1,193,160)
Gain on foreign currency transactions	58,593	-
Equity in loss of joint venture, net of tax	(24,291)	(25,971)
Subsidy income	47,760	-

TOTAL OTHER INCOME/(EXPENSE)	(846,967)	(1,219,131)

PROFIT/(LOSS)BEFORE INCOME TAX	2,292,236	(2,405)

Income tax	943,803	-
NET PROFIT/ (LOSS)	1,348,433	(2,405)

Net income attributed to non-controlling interest in subsidiaries	80,497	5,467
INCOME/(LOSS) ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	1,267,936	(7,872)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	(669,991)	13,809

COMPREHENSIVE PROFIT/(LOSS)	597,945	5,937

Other comprehensive income attributable to non-controlling interest	(33,500)	690

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$631,445	$5,247

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.02	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	69,852,302	53,098,267

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net profit/(loss)	$1,348,433	$(2,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268,349	280,349
Deferred income tax	885,210
Bad debts written back/(written off)	67,736	(182,339)
Common stock issued for services	132,199	2,850
Equity in loss of joint venture, net of tax	24,291	25,972
Inventory markdown	-	83,392
Changes in operating assets and liabilities:
Accounts receivable	(1,459,153)	52,636
Inventories	(109,690)	(159,776)
Prepaid expenses and other current assets	(583,369)	(903,514)
Accounts payable	(560,934)	(459,649)
Accrued expenses and other current liabilities	377,073	(1,025,274)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	390,145	(2,287,758)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(81,502)	(173,606)
NET CASH USED IN INVESTING ACTIVITIES	(81,502)	(173,606)

FINANCING ACTIVITIES:
Proceeds from/(Repayment of) bank loan	(477,608)	17,039,175
Repayment of short – term borrowings	(670,899)	(6,113,689)
Repayment of other borrowings	-	(10,158,594)
Proceeds from loans from related party	1,375,511	1,703,598
Sale of common stock	2,739,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,966,004	2,470,490

EFFECT OF EXCHANGE RATE ON CASH	(474,317)	5,036

INCREASE (DECREASE) IN CASH	2,800,330	14,162
CASH – BEGINNING OF PERIOD	5,371,545	2,329,660
CASH – END OF PERIOD	$8,171,875	$2,343,822

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,716,565	$936,445
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

 1             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of June 30, 2015 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year 2015. These interim financial statements should be read in conjunction with that report.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed on October13, 2015.

2                 BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Aoxing Pharmaceutical Co., Inc. ("the Company" or "Aoxing Pharma") is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products.

As of September 30, 2015, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. ("Hebei"), which is organized under the laws of the People's Republic of China ("PRC").  The Company owns 95% of the issued and outstanding common stock of Hebei.

Since 2002, Hebei has been engaged in developing narcotic, pain management, and addiction treatment pharmaceutical products, building its facilities and obtaining the requisite licenses from the Chinese Government.  Headquartered in ShijiazhuangCity, the pharmaceutical capital of China, outside of Beijing, Hebei now has China's largest and the most advanced manufacturing facility for highly regulated narcotic medicines, addressing a very under-served and fast-growing market in China. Its facility is one of the few GMP facilities licensed for manufacturing narcotics medicines. The Company is working closely with the Chinese government and SFDA to assure the strictly regulated availability to medical professionals throughout China of its narcotic drugs and pain medicines.

In April, 2008, Hebei completed the acquisition of 100% of the registered capital of Lerentang ("LRT").  LRT was engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China.  By 2011 the manufacturing operations of LRT had been completely integrated into Hebei.  Currently over 80% of the Company's revenues derive from one herbal extraction, obtained from the acquisition of LRT, which is used to alleviate oral/dental and bone pain.

Investment in Joint Venture ("JV")

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc ('JM") entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients for narcotics and neurological drugs for the China market. The joint venture represents a significant new opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China.  Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei will contribute capital, fixed assets and related active pharmaceutical ingredients manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. ("API").  Hebei Aoxing has a 51% stake in API, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of JM) holds 49%. Each company has equal representation on the board of directors that will oversee a management team responsible for corporate strategies and operations.  The new joint venture is located on the Hebei campus in Xinle City, 200 kilometers southwest of Beijing.  The Company accounts for its investment in the Joint Venture under the equity method of accounting.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Use of estimates in the preparation of financial statements

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, the recoverability of the carrying amount and estimated useful lives of long-lived assets, allowance for accounts receivable, realizable values for inventories, fair value of purchase option derivative liability and warranty liability,valuation allowance of deferred tax assets, purchase price allocation of its acquisitions and share-based compensation expenses. Management makes these estimates using the best information available at the time the estimates are made; however, actual results when ultimately realized could differ significantly from those estimates.

Impairment of long lived assets

In accordance with the provisions of ASC Topic 360-10-5, "Impairment or Disposal of Long-Lived Assets," all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or company of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

 Fair value of financial instruments

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Fair value of financial instruments (continued)

As of September 30, 2015, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company's short-term borrowings, loans payable, related party notes payable and unrelated party notes payable are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of September 30, 2015.  The carrying amount of the common stock warrant is  recorded at fair value and is determined using the Black-Scholes option pricing model based on the Company's stock price at the measurement date, exercise price of the warrant, risk-free rate and historical volatility, and are classified as a Level 2 of the fair value hierarchy.

As of September 30, 2015, the Company does not have any level 3 financial instruments.  The Company uses the discounted cash flow approach when determining fair values of its non-recurring fair value measurements when required.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Currently, the Company is evaluating the impact of our pending adoption of ASU 2014-09 and ASU 2015-14 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in year 2018.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory: Simplifying the Measurement of Inventory", that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. The Company is evaluating the impact that this standard will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented asan asset. ASU 2015-03 is effective for the Company on January 1, 2016. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. The retrospective application represents a change in accounting principle. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures

In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. For all entities, the ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact, if any, the adoption of ASU 2014-15 may have on its consolidated financial statements.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Recent accounting pronouncements (continued)

In June 2014, FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" which provides comprehensive guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle of the guidance provides that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, using either a full retrospective or modified retrospective method of adoption. The Company is currently evaluating the transition method it will adopt and the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

3              GOING CONCERN

We had an accumulated deficit of $57.1 million as of September 30, 2015. In addition, we had negative working capital of $14.3 million as of September 30, 2015. Currently and historically, the Company has managed to operate the business with negative net working capital. The Company's negative working capital is primarily due to our accumulated deficit, which we funded by short-term bank loans, and the sale of common stock of the Company.

The Company is able to operate with a negative net working capital because of loans from banks and related parties. The Company believes future positive operating cash flows, continued support from related parties, and the ability to continue to roll over short-term debt, taken together, provide adequate resources to fund ongoing operations in the foreseeable future. The Company may also seek equity financing to replace both short-term and long-term debts. The Company believes that the increased market demand for its main product in the near term and the sales from several new products in future years will produce substantial positive cash flow. If the Company's short-term cash flows decrease significantly and the Company is unable to pay its short-term liabilities, the Company's business, financial condition and results of operations could be materially affected.

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

3              GOING CONCERN (Continued)

The management of the Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position going forward.  In September 2015, the Company sold 2,352,941 shares of common stock and 1,764,706 common stock purchase warrants to an institutional investor and also issued 141,176 shares of common stock to the placement agent and its affiliates warrants to purchase. The company received a net proceed of $2,739,000. Each warrant will permit the holder to purchase one share of common stock from the Company at $1.74 per share. If the warrants were exercised, the Company can receive approximately another $3 million.

Revenue for the year ended September 30, 2015 was significantly higher than revenue during the prior year, an improvement that was primarily attributable to the changes in our marketing program. Management believes the net profit and positive operating cash flows generated in this year will continue in the coming years due to the increased market demand for its main product. Management also believes that the Company will have continued support from related parties, and will have the ability to continue to roll over short-term debt. Lastly, the Company also started the process of securing additional funds through long term debt financing.
 4             INVENTORIES, NET
Inventories consist of the following:

	September 30,	June 30,
	2015	2015

Work in process	$519,905	$383,950
Raw materials	732,637	676,590
Finished goods	1,971,040	2,179,486
	$3,223,582	$3,240,026

The allowance for obsolete inventory as of September 30, 2015 and June 30, 2015 was $609,580 and $465,828, respectively.

5                     EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company account for its investment in API (see Note 2), under the equity method of accounting.

Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

	For the Quarter	For the Year
	Ended	Ended
	September 30, 2015	June 30, 2015
Current assets	$9,929	$11,767
Noncurrent assets	717,617	758,649
Current liabilities	$649,481	$640,416
Noncurrent liabilities	-	-
Equity	$78,065	$130,000
Revenue	-	-
General and administrative expenses	$47,630	$(183,044)
Net loss	$(47,630)	$(183,044)

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

6                   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	September 30,	June 30,
	2015	2015
Accrued salaries and benefits	$754,818	$1,616,963
Accrued interest	1,080,753	2,073,073
Accrued taxes	1,478,831	1,281,704
Deposit payable	570,890	572,105
Due to employee	51,161	46,967
Advance from customers	317,039	291,005
Other accounts payable	689,391	241,512
Other accrued expenses and current liabilities	2,330,138	1,052,996
	$7,237,021	$7,176,325

7                   SHORT-TERM BORROWING

Short-term borrowing consists of the following:

	September 30 June 30,
	2015	2015
Shijiazhuang Finance Bureau (a)	$78,446	$81,582
Shijiazhuang Construction Investment Group Co., Ltd (b)	4,863,661	5,058,086
Mr. Li Hui (c)	-	2,304
Hebei Henghui Investment Management Co., Ltd (d)	2,478,898	3,263,282
TianJin Heng Xing Mirco Finance Bureau (e)	3,922,307	4,079,102
Total	$11,343,312	$12,484,356

(a) A non-interest bearing note payable to Shijiazhuang Finance Bureau, an agency of a local government, due on demand.

(b) A one-year loan from Shijiazhuang Construction Investment Group, disbursed through China Construction Bank. The notes bear an annual interest rate of 12%. $1,882,708 was due on October 25, 2015 and was extended to April 24, 2016. $2,980,953 was due on July 12, 2015 and was extended to October 25, 2015 and then further extended to April 26, 2016. The notes were secured by certain registered trademarks and renewal certificates relating to Aoxing's Zhongtongan capsule.

(c) The balance of $2,304 as at June 30, 2015 represents unpaid portion of interest which was repaid during the period.

(d) A six-month term loan from Hebei Henghui Investment Management Co., Ltd. The note bears an annual interest rate of 10% and will be due on April 16, 2016.

(e) A short term loan from TianJin Heng Xing Mirco Finance Bureau. The note bears an annual interest rate of 20.04%, due on March 17, 2016.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

  8                 LOAN PAYABLE - BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	September 30,	June 30,
	2015	2015
Bank Note in the amount of 30 million RMB with Shijiazhuang Huirong Rural Cooperative Bank bearing an annual interest rate of 10% made on September 23, 2014. The note matured on November 22, 2014 and was extended to March 16, 2016	$4,706,768	$4,894,922

Bank Note in the amount of 27 million RMB with Postal Savings Bank bearing an annual interest rate of 7.8%, made on July 22, 2014 for one year maturing on July 21, 2015 and was extended to December 21, 2015	4,236,091	4,894,922

Bank Note in the amount of 20 million RMB with China Merchant Bank bearing an annual floating rate of 7.0%, initially made on December 27, 2013 and renewed on January 13, 2015 for one year maturing on January 12, 2016	3,137,846	3,263,282

Bank Note in the amount of 20 million RMB with China Everbright Bank bearing 7.84% interest per annum, made on January 16, 2015 for one year maturing on January 15, 2016	3,137,846	3,263,282
	$15,218,551	$16,316,408

  9            LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 10.0% per annum as of September 30, 2015 and June 30, 2015. Loans will mature as follows:

	September 30,	June 30,
	2015	2015

Within one year	$13,638	$5,793
1 – 2 years	-	8,158
2 – 3 years	1,355,549	-
Total	1,369,187	13,951
Less current portion	(13,638)	(5,793)
	$1,355,549	$8,158

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

10                  LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 17.9% per annum as of September 30, 2015 and June 30, 2015. Loans will mature as following:

	September 30,	June 30,
	2015	2015
Within one year	$1,308,876	$-
1 – 2 years	-	1,361,199
2 – 3 years	-	-
3 – 4 years	-	-
Total	1,308,876	1,361,199
Less current portion	(1,308,876)	-
	$-	$1,361,199

11                 ISSUANCE OF COMMON STOCK AND WARRANTS

On September 10, 2015, the Company issued 60,000 shares of common stock to independent directors at $2.01 per share for services rendered by them.

On September 30, 2015 the Company issued 2,352,941 shares of common stock and 1,764,706 common stock purchases warrants (the "Public Warrants" or "warrants") pursuant to a Securities Purchase Agreement dated as of September 24, 2015. The purchaser was an institutional investor. Warrant will permit the holder to purchase one share of common stock from the Company for a price of $1.74 per share. The warrants will be exercisable from March 31, 2016 until March 31, 2021. The warrants  are classified as equity at the date of issuance. The proceeds for the offerings were $2,739,000, net of issuance costs of $261,000 paid to the placement agent. The proceeds were allocated between common stock and warrant, based on relative fair value. The issuance cost was recorded as a reduction of additional paid in capital.

Aoxing Pharmaceutical Company, Inc. has also issued to the placement agent and its affiliates warrants to purchase 141,176 shares of common stock, the warrants issued to the placement agent and its affiliates are substantially identical to the Public Warrants. The fair value of these shares amounted to $175,150, is classified in the equity at the date of issuance to net off the proceeds from the issuance of the shares and warrants. Cashless exercise of either warrant is permitted only if there is no effective registration statement permitting resale of the common shares underlying the warrants.

The fair value of the warrants issued was estimated by using the Black-Scholes-Merton Option Pricing Model with the following assumptions:

For the period ended September 30, 2015
Stock price	1.48
Exercise price	1.74
Expected life in years	5
Annualized Volatility	127.39%
Annual Rate of Quarterly Dividends	1.65
Discount Rate - Bond Equivalent Yield	1.37

The Company applied judgment in estimating key assumptions in determining the fair value of the warrants on the date of issuance. The Company used historical data to estimate stock volatilities. The risk-free rates are consistent with the terms of the warrants and are based on the United States Treasury yield curve in effect at the time of issuance.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

11                 ISSUANCE OF COMMON STOCK AND WARRANTS (Continued)

The weighted average fair value of warrants granted for the period ended September 30, 2015 was $1.24 per share. No warrants were exercised, cancelled or expired during the period ended September 30, 2015.

12                TAXES

The Company's Chinese subsidiaries are governed by the Income Tax Law of the People's Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company's effective tax rate is as follows:

	For the Quarter ended September 30,
	2015	2014
Tax at U.S. Statutory rate	$802,282	$(842)
Tax rate difference between China and U.S.	(604,938)	(3,083,941)
Change in Valuation Allowance	(239,774)	3,084,783
Net operating loss expired	-	-
Stock and option compensation	42,148	-
Effective tax rate	$-	$-

The provisions of income taxes (credit) are summarized as follows:

	For the Quarter ended September 30,
	2015	2014
Current	$-	$-
Deferred - U.S.		(38,113)
Deferred - China	1,183,295	(3,046,670)
Valuation allowance - U.S.		38,113
Valuation allowance - China.	(239,492)	3,046,670
Total	$943,803	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of September 30, 2015 and 2015 are as follows:

	September 30, 2015	June 30, 2014

Net operating loss carryforward - China	$106,396	$1,342,696
Net operating loss carryforward - US	1,907,037	1,935,121
Allowance for doubtful accounts	692,605	823,190
Others	958,106	808,334
	3,664,144	4,909,341
Less: valuation allowance- U.S.	(1,907,037)	(1,935,121)
valuation allowance- China.	(22,091)	(262,610)
Deferred tax assets	$1,735,016	$2,711,610

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

13                CONCENTRATIONS

Sales to three major customers accounted for 9%, 6% and 4% of total sales for the three months ended September 30, 2015. Sales to three major customers accounted for 17%, 6% and 4% of total sales for the three months ended September 30, 2014. As of September 30, 2015, three major customers accounted for 7%, 5% and 5% of Company's accounts receivable balance. As of September 30, 2014, three major customers accounted for 11%, 4% and 4% of Company's accounts receivable balance.

Sales of two major products represented approximately 88% and7% of total sales for the three months ended September 30, 2015. Sales of two major products represented approximately 96% and 2% of total sales for the three months ended September 30, 2014.

14                 SUBSEQUENT EVENTS

On November 4, 2015, the Company reached agreement with three of its creditors to convert $2.66 million high interest bearing debt into 2,046,995 shares of common stock. The shares were valued at $1.3 per share and will be restricted under Rule 144.

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events that have occurred through the date of issuance of these financial statements and has determined that there was no  other material event that occurred after the date of the balance sheets included in this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (including the section regarding Management's Discussion and Analysis) contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Aoxing Pharmaceutical Company, Inc. that is based on management's exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words "anticipate," "believe," "estimate," "expect," "intend," "the facts suggest" and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of any unanticipated events.
Outline of Our Business

The Company was incorporated in the State of Florida on January 23, 1996.  In 2006 the Company liquidated its previous business assets and acquired 60% of Hebei Aoxing. On May 1, 2008 the Company completed the acquisition of an additional 35% interest in Hebei Aoxing from Zhenjiang Yue, our Chief Executive Officer. Currently, the Company owned 95% of Hebei Aoxing.

On April 16, 2008, Hebei Aoxing completed the acquisition of 100% of the registered capital of Shijiazhuang Lerentang Pharmaceutical Company Limited ("LRT").  LRT was engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China.  In exchange for transfer of ownership of LRT to Hebei Aoxing, the Company paid to the shareholders of LRT 80 million Renminbi and related expenses (approximately $12.4 million in total) and issued 4 million shares of common stock. Subsequently the Company undertook the integration of LRT's business and operations into Hebei Aoxing, which resulted in a requirement that our manufacturing facilities be relicensed by the government.  In April 2011, the combined Hebei Aoxing and LRT manufacturing facility received GMP certification from the Chinese State Food and Drug Administration (CFDA) for its production lines.  The certification marked the completion of the integration of LRT into Hebei Aoxing. LRT's business is currently operated under Hebei Aoxing.

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei Aoxing will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. Hebei Aoxing has a 51% stake in the joint venture, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each joint venturer has equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment was projected to be approximately $15 million during the first five years at the time of establishment. Approximately $1 million of capital resources had been invested in the joint venture as of September 30, 2015.The slower than planned investment has been mainly the result of delays in securing  API manufacturing licenses and the Company's focus on its core business.

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

Narcotics and Pain Management

Since its inception in 2002, Hebei Aoxing has been focusing on research, development, manufacturing and distribution of a variety of narcotics and pain management pharmaceutical products in China.  A significant portion of its facility is dedicated to conducting the narcotic drug business with GMP manufacturing capability for drugs in tablet, capsule, injectable, oral solution and granulated formulations - the remainder of the facility is dedicated to the herbal pharmaceutical products acquired from LRT.  Over the years, the company has developed a compelling pipeline in narcotics and pain management drugs including Oxycodone, Tilidine/Naloxone and Buprenorphine. In June 2015, the Company received licenses to produce Tilidine Hydrochloride tablets ("Tilidine HCL")

Narcotics, also known as opioids, are chemical substances that have a morphine-like action in the body.  They are prescribed when other pain medications and therapies fail to work. Opioids are used mostly for their analgesic properties to treat severe pain (fentanyl, hydromorphone, methadone, morphine and pethidine), moderate to severe pain (buprenorphine18 and oxycodone) and mild to moderate pain (codeine, dihydrocodeine and dextropropoxyphene), as well as to induce or supplement anaesthesia (fentanyl and fentanyl analogues such as alfentanil and remifentanil). They are also used as cough suppressants (codeine, dihydrocodeine and, to a lesser extent, pholcodine and ethylmorphine), to treat gastrointestinal disorders, mainly diarrhoea (codeine and diphenoxylate), and in the treatment of addiction to opioids (buprenorphine and methadone). Certain analgesic opioids, such as hydrocodone or oxycodone, are compounded in mixtures with non-opiate drugs to provide analgesic action (analgesic-antipyretic preparations).  These drugs are often used in combination with other medications such as antidepressants, anticonvulsants, and non-narcotic pain relievers.  Opioids are the strongest pain medicines available and may become addictive if used on a long-term basis.

Scientific research suggests that opioids relieve pain in two ways. First, they attach to opioid receptors, which are specific proteins on the surface of cells in the brain, spinal cord and gastrointestinal tract. These drugs interfere with the transmission of pain messages to the brain. Second, they work in the brain to alter the sensation of pain. These drugs do not take the pain away, but they do reduce and alter the patient's perception of the pain.  There are four broad classes of narcotics: (1) endogenous opioid peptides (opioids produced naturally in the body); (2) opiates, such as the naturally occurring alkaloids, morphine, codeine, thebaine, papaverine, and the non-alkaloid heroin (processed morphine);  (3) semi-synthetic opioids, created from the natural opioids, such as hydromorphone, hydrocodone, and oxycodone; and  (4) fully synthetic opioids, such as fentanyl, pethidine, methadone, and propoxyphene.

Opioid drugs have been associated with illicit drug abuse and drug related crime since the onset of their medical use. The United Nations and its memberStates coordinate responses to this problem through international drug control conventions.  Over 95 per cent of the Member States of the United Nations are now parties to the international drug control conventions, or the "Single Convention on Narcotic Drugs, 1961," organized by International Narcotics Control Board ("INCB"). The conventions contain the basic legal structure, obligations, tools and guidance that are needed for all States to achieve the main aims of the international drug control system: controlled universal availability of narcotic drugs and psychotropic substances for medical and scientific purposes only; prevention of drug abuse, drug trafficking and other forms of drug-related crime; and the undertaking of effective remedial action when prevention does not fully succeed. As such, the conventions constitute the world's agreed proportionate response to the global problems of illicit drug abuse and trafficking and the world's agreed legal framework for international drug control.

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
Results of Operations - Comparison of the quarters ended September 30, 2015 and 2014
Revenue for the three months ended September 30, 2015 was $8,744,822, representing a 92% increase over the revenue of $4,565,081 realized during the three months ended September 30, 2014. The increase in revenue was primarily attributable to the increase in number of customers and changes in our marketing program. The Company adjusted its sales team and sales strategies and the business has been expanding rapidly. The Company's previous sales process began with the sales manager who shipped the product to a third-party sales agent. The sales agent then sold the product to the customer. With the current sales process, the Company has gradually terminated the sales agent contracts and now sells the product directly to customers. The Company also increased its sales channel to hospitals, pharmacies, Government health insurance plan, the rural cooperative medical service, etc. The sales price to direct customers is higher than the price to sales agencies, which has led to an increase in the average price of our products. More importantly, the company's strategic shift from research and development stage to sales expansion stage.

Cost of sales was $1,758,079 for the three months ended September 30, 2015, which was 27% higher than the $1,387,534 in costs incurred during the three months ended September 30, 2014. The Company's increase in sales improved our production efficiency, which led to a decrease in average production cost per unit. As a result, gross margin was 80% during the three months ended September 30, 2015 compared to 70% in the same period of last year. The increase in gross margin, combined with increased revenue, led to gross profit of $6,986,743 during the three months ended September 30, 2015, 120% higher than the same period a year earlier. .

Operating expenses increased by 96% from the first quarter of fiscal 2015 to the first quarter of fiscal 2016, as increases were recorded in the following categories of operating expense:

•
Research and development expenses were $377,306 during the three months ended September 30, 2015, representing a 251% increase from $107,550 recorded during the three months ended September 30, 2014. R&D expenses often fluctuate significantly from one period to another, reflecting the progress and timing of our various development projects.

•
General and administrative expenses were $944,358 in the three months ended September 30, 2015, 85% higher than $511,486 in the three months ended September 30, 2014. The increase was primarily due to some one time fees paid to renew debts, the increase in professional fees as a result of the registered direct offering of securities during September 2015, an increase in remuneration for newly hired executives, and directors' fees.

•
Selling expenses in the amount of $2,394,346 incurred during the three months ended September 30, 2015 were 99% higher than $1,202,509 spent on selling during the three months ended September 30, 2014. The increase is in line with the increase in revenue for the period.

•	Depreciation and amortization expense fell by 6% from $139,276 to $131,530. The reduction occurred primarily because some of the equipment we are using has become fully depreciated.

We recorded income from operations of $3,139,203 for the quarter ended September 30, 2015 as compared to $1,216,726 for the same period last year. This quarter's income from operations increased significantly due to the increase in revenue and gross profit.

Net interest expense was $929,029 for the three months ended September 30, 2015, a decrease of 22% from net interest expense of $1,193,160 for the three months ended September 30, 2014.  The decrease in interest expense was mainly due to a reduction in loans from related parties.

Equity in loss of joint venture was $24,291for the three months ended September 30, 2015, a decrease of 6% from a loss of $25,971recorded during the three months ended September 30, 2014. The loss was attributable to our share of the joint venture with Johnson Mathey Plc, which has no operations yet.

The Company realized a net profit of $1,348,433 for the three months ended September 30, 2015. Because the Company owns only 95% of Hebei Aoxing, 5% of Hebei Aoxing's income was attributed to the non-controlling interest. Therefore the net income attributable to the shareholders of Aoxing Pharmaceutical for the three months ended September 30, 2015 was $1,267,936. In comparison, during the three months ended September 30, 2014, the net loss attributable to the Company's shareholders was $7,872, after deducting income attributable to the 5% non-controlling interest in Hebei Aoxing.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

 Our cash balance as of September 30, 2015 was $8,171,875 compared to $5,371,545 as of June 30, 2015. The cash balance increased mainly attributed to the net cash provided by financing activities as a result of the public sale of equity in September 2015.

Operations during the quarter ended September 30, 2015 generated $390,145 in cash, as compared to $2,287,758 cash used during the quarter ended September 30, 2014. The cash generated in operations during the period ended September 30, 2015 is mainly attributed to operating income, offset by the increase in accounts receivable, prepaid expenses and other current assets.

Our investing activities during the period ended September 30, 2015 used $81,502 cash to purchase additional property and equipment.

Our cash from financing activities was $2,966,004 during the quarter ended September 30, 2015 as compared to $2,470,490 during the same period last year. During the quarter ended September 30, 2015, the Company sold 2,352,941 shares of common stock and 1,764,706 common stock purchase warrants to an institutional investor and also issued 141,176 shares of common stock to the placement agent and its affiliates warrants to purchase. The company received net proceeds of approximately $2.7 million. The Company also obtained $1.4 million loans from related parties. During the same period, the Company repaid bank loans and short-term borrowings of approximately $1.1 million. Cash from financing activities for the same period last year was the net proceeds from loans.

Our working capital deficit on September 30, 2015 was $14,313,624, which was $5,830,005 less than the working capital deficit of $20,143,629 on June 30, 2015. The improvement in working capital was mainly because of the $2.8 million increase in cash, $1.2 million increase in accounts receivable, and a reduction of approximately $1.1 million in short term loans.

As a result of several debts refinancing during the quarter ended September 30,2015, our debt service obligations on September 30, 2015 were as following:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years

Banks	$15,218,551	$15,218,551	-
Affiliates	1,369,187	13,638	$1,355,549	$-	-	-	-
Short-term borrowings	11,343,312	11,343,312	-	-	-	-	-
Others	1,308,876	1,308,876	-	-	-	-	-
TOTAL	$29,239,926	$27,884,377	$1,355,549	$-	-	-	-

 We had an accumulated deficit of $57.1 million as of September 30, 2015. In addition, we had negative working capital of $14.3 million as of September 30, 2015. Despite the large accumulated deficit, we have generated net profit and operating cash flow during the fiscal year.  Our management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing revenues of our core product sales and continued support from our lenders. We will continue our efforts to control operating costs and preserve cash, such as suspending non-essential research and development projects. Additionally, management does not expect any large capital expenditure projects in the next 12 months.

We have taken a number of actions and will continue to address our liquidity situation in order to restore the Company to a sound financial position going forward.  In September 2015, we sold 2,352,941 shares of common stock and 1,764,706 common stock purchase warrants to an institutional investor and  also issued 141,176 shares of common stock to the placement agent and its affiliates warrants to purchase .The company received a net proceed of $2.7 million. Each warrant will permit the holder to purchase one share of common stock from the Company at $1.74 per share. If the warrants were exercised, the Company would receive approximately another $3 million. We may also take additional loans from related parties, if necessary.  We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company. If the Company's short-term cash flows decrease significantly and the Company is unable to pay or extend its short-term liabilities, the Company's business, financial condition and results of operations could be materially affected.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to provide reasonable assurance that information required by Aoxing Pharma in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules.  "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Aoxing Pharma is required to disclose in the reports it files with the Commission is accumulated and communicated to our Certifying Officers as appropriate to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There was no change in internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect Aoxing Pharmaceutical's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2015.

Item 2. Unregistered Sale of Securities and Use of Proceeds

(a)	Unregistered sales of equity securities

The Company did not make any unregistered sales of equity securities during the first quarter of fiscal year 2016.

(c)	Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal year 2016.

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

*            The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

AOXING PHARMACEUTICAL COMPANY, INC.

Date: November 13, 2015	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By: /s/ Wilfred Chow
Wilfred Chow, Chief Financial Officer
(Principal Accounting and Financial Officer)