Form 10-Q
period 2015-12-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2016-02-08
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10‑Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-32674

AOXING PHARMACEUTICAL COMPANY, INC.
 (Exact Name of Registrant as Specified in its Charter)

Florida	65-0636168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

1098 Foster City Blvd., Suite 106-810, Foster City, CA 94404
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

As of February 5 2016, the number of shares outstanding of the Registrant's common stock was 76,209,195 with $.001 par value.

AOXING PHARMACEUTICAL COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2015

TABLE OF CONTENTS

		Page No
Part I	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheet – December 31, 2015 (unaudited) and June 30, 2015	2

	Consolidated Statements of Operations and Other Comprehensive Income (Loss) – for the Three and Six Months Ended December 31, 2015 and 2014 (Unaudited)	3

	Consolidated Statements of Cash Flows – for the Six Months Ended December 31, 2015 and 2014 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

Part II	Other Information

Item 1A	Risk Factors	19

Item 2	Unregistered Sale of Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	19

Item 4	Mine Safety Disclosures	19

Item 5	Other Information	19

Item 6	Exhibits	19

Signatures		20

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2015	2015
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,435,362	$5,371,545
Accounts receivable, net	6,578,492	5,764,738
Notes receivable, net	23,103	89,317
Inventories, net	3,900,849	3,240,026
Prepaid expenses and other current assets	8,193,479	6,630,407
TOTAL CURRENT ASSETS	25,131,285	21,096,033

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	26,647,887	28,651,717
Deferred income tax	1,319,524	2,711,610
Other intangible assets, net	427,554	484,857
Investment in joint venture	53,210	96,475
TOTAL LONG-TERM ASSETS	28,448,175	31,944,659
TOTAL ASSETS	$53,579,460	$53,040,692

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$11,038,551	$12,484,356
Accounts payable	2,348,225	3,625,139
Notes payable	-	1,631,641
Loan payable – bank	14,939,856	16,316,408
Current portion of loan payable - related parties	13,494	5,793
Current portion of loan payable – others	15,402	-
Accrued expenses and other current liabilities	7,154,105	7,176,325
TOTAL CURRENT LIABILITIES	35,509,633	41,239,662

LONG-TERM LIABILITIES:
Loan payable - related parties	-	8,158
Loan payable – others	-	1,361,199
Deferred income	348,083	368,751
TOTAL LONG-TERM LIABILITIES	348,083	1,738,108

Common stock, par value $0.001, 100,000,000 shares authorized, 72,252,200 and 69,839,259 shares issued and outstanding on September 30, 2015 and June 30, 2015	74,299	69,839
Additional paid in capital	71,998,484	66,457,250
Accumulated deficit	(55,018,398)	(58,354,968)
Accumulated other comprehensive income	1,713,633	3,066,026
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	18,768,018	11,238,147

NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,046,274)	(1,175,225)
TOTAL EQUITY	17,721,744	10,062,922

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$53,579,460	$53,040,692

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2015	2014	2015	2014
SALES	$8,195,839	$6,430,701	$16,940,661	$10,955,783
COST OF SALES	1,726,592	1,624,853	3,484,671	3,012,386
GROSS PROFIT	6,469,246	4,805,849	13,455,990	7,983,397

OPERATING EXPENSES:
Research and development expense	830,105	95,597	1,207,411	203,147
General and administrative expenses	511,127	821,008	1,455,485	1,332,495
Selling expenses	1,589,866	1,775,924	3,984,212	2,978,433
Depreciation and amortization	128,126	140,801	259,656	280,076
TOTAL OPERATING EXPENSES	3,059,224	2,833,331	6,906,764	4,794,151

INCOME FROM OPERATIONS	3,410,023	1,972,518	6,549,225	3,189,246

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(979,906)	(1,628,120)	(1,908,936)	(2,821,280)
Gain on foreign currency transactions	24,753	0	83,345	-
Equity in loss of joint venture, net	(14,474)	(22,018)	(38,765)	(47,989)
Subsidy income	157,266	279,573	205,027	279,573
TOTAL OTHER EXPENSE	(812,362)	(1,370,565)	(1,659,329)	(2,589,696)

INCOME BEFORE INCOME TAXES	2,597,661	601,952	4,889,897	599,550

Income tax expense	409,393	-	1,353,196	-

NET INCOME	2,188,268	601,952	3,536,700	599,550

Net income attributed to non-controlling interest in subsidiaries	119,633	34,784	200,129	40,251
INCOME ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	2,068,635	567,169	3,336,571	559,299

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(753,581)	7,900	(1,423,572)	21,708

COMPREHENSIVE PROFIT	1,315,054	575,068	1,912,999	581,007

Other comprehensive income (loss) attributable to non-controlling interest	(37,679)	395	(71,179)	1,085

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$1,352,733	$574,673	$1,984,178	$579,922

EARNINGS PER SHARE
Basic	$0.03	$0.01	$0.05	$0.01
Diluted	$0.03	$0.01	$0.05	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	73,097,698	57,614,546	71,475,000	57,614,546
Diluted	73,177,698	57,674,546	71,555,000	57,674,546

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	December 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$3,336,571	$559,298
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	528,874	547,550
Deferred income tax	1,269,851	-
Inventory markdown	-	83,528
Bad debts written back/(written off)	2,074	(126,471)
Common stock issued for services	145,600	4,800
Equity in loss of joint venture, net of tax	38,765	47,989
Net loss attributable to non-controlling interests	200,129	40,251
Changes in operating assets and liabilities:
Accounts receivable	(1,103,518)	(507,188)
Inventories	(862,624)	230,587
Prepaid expenses and other current assets	(1,981,785)	(1,157,381)
Accounts payable	(2,676,621)	(796,885)
Accrued expenses and other current liabilities	387,829	4,441,384
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(714,855)	3,367,461

INVESTING ACTIVITIES:
Acquisition of property and equipment	(90,507)	(2,937,622)
NET CASH USED IN INVESTING ACTIVITIES	(90,507)	(2,937,622)

FINANCING ACTIVITIES:
Proceeds from/(Repayment of) bank loan	(473,140)	6,501,697
Repayment of short-term borrowings	(763,982)	(2,060,095)
Repayment of other borrowings	-	(10,175,156)
Proceeds from/(Repayment of) loans from related party	1,362,643	(1,534,190)
Sale of common stock	2,739,000	5,816,451
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,864,521	(1,451,294)

EFFECT OF EXCHANGE RATE ON CASH	(995,342)	31,263

INCREASE (DECREASE) IN CASH	1,063,817	(990,192)
CASH – BEGINNING OF PERIOD	5,371,545	2,329,660
CASH – END OF PERIOD	$6,435,362	$1,339,469

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,113,180	$2,167,325
Cash paid for income taxes	$-	$-
Debt extinguishment using stock	$2,662,597	$-

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed on October 13, 2015.

2                    BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Aoxing Pharmaceutical Co., Inc. ("the Company" or "Aoxing Pharma") is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products.

As of December 31, 2015, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. ("Hebei" or "Hebei Aoxin"), which is organized under the laws of the People's Republic of China ("PRC").  The Company owns 95% of the issued and outstanding common stock of Hebei.

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

Investment in Joint Venture ("JV")

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc ("JM") entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients for narcotics and neurological drugs for the China market. The joint venture represents a significant new opportunity for both companies to expand their business in the rapidly growing pharmaceutical market in China.  Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei will contribute capital, fixed assets and related active pharmaceutical ingredients manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. ("API").  Hebei Aoxing has a 51% stake in API, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of JM) holds 49%. Each company has equal representation on the board of directors that will oversee a management team responsible for corporate strategies and operations.  The new joint venture is located on the Hebei campus in Xinle City, 200 kilometers southwest of Beijing.  The Company accounts for its investment in the Joint Venture under the equity method of accounting.

Use of estimates in the preparation of financial statements

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, the recoverability of the carrying amount and estimated useful lives of long-lived assets, allowance for accounts receivable, realizable values for inventories, fair value of purchase option derivative liability and warranty liability, valuation allowance of deferred tax assets, purchase price allocation of its acquisitions and share-based compensation expenses. Management makes these estimates using the best information available at the time the estimates are made; however, actual results when ultimately realized could differ significantly from those estimates.

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

As of December 31, 2015, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company's short-term borrowings, loans payable, related party notes payable and unrelated party notes payable are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of December 31, 2015.

The carrying amount of the common stock warrants is recorded at fair value and is determined using the Black-Scholes option pricing model based on the Company's stock price at the measurement date, exercise price of the warrant, risk-free rate and historical volatility, and is classified as a Level 3 of the fair value hierarchy.

Recent accounting pronouncements

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

In April 2015, the FASB issued ASU 2015-03, "Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 is effective for the Company on January 1, 2016. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. The retrospective application represents a change in accounting principle. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

3                 GOING CONCERN

We have incurred operating losses in the past and had an accumulated deficit of $55.1 million as of December 31, 2015. In addition, we had negative working capital of $10.4 million as of December 31, 2015, which is a significant improvement from the negative working capital of $20.1 million as of June 30, 2015. Currently and historically, the Company has managed to operate the business with negative net working capital. The Company's negative working capital is primarily due to our accumulated deficit, which we funded by short-term bank loans.

The Company is able to operate with negative net working capital because of loans from banks and related parties. The Company believes future positive operating cash flows, continued support from related parties, and the ability to continue to roll over short-term debt, taken together, provide adequate resources to fund ongoing operations in the foreseeable future. The Company may also seek equity financing to replace both short-term and long-term debts. The Company believes that the increased market demand for its main product in the near term and the sales from several new products in future years will produce substantial positive cash flow. If the Company's short-term cash flows decrease significantly and the Company is unable to pay its short-term liabilities, the Company's business, financial condition and results of operations could be materially affected.

Management of the Company believes that the Company's large negative working capital will improve gradually during fiscal year 2016. Management expects the improvement to come from improved operating results, by extending short term into longer term loans, and by selling equity and converting debt to equity. Management anticipates that these improvements will enable the Company to reduce current high interest expenses and fund on-going operations. Currently, there are no firm commitments for debt or equity financing.

The management of the Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position going forward.  In September 2015, the Company sold 2,352,941 shares of common stock and 1,764,706 common stock purchase warrants to an institutional investor and also issued warrants to purchase 141,176 shares of common stock to the placement agent and its affiliates. The company received a net proceed of $2,739,000. Each warrant will permit the holder to purchase one share of common stock from the Company at $1.74 per share.

 4                  INVENTORIES, NET
Inventories consist of the following:
	December 31,	June 30,
	2015	2015

Work in process	$1,415,794	$383,950
Raw materials	634,050	676,590
Finished goods	1,851,005	2,179,486
	$3,900,849	$3,240,026

The allowance for obsolete inventory as of December 31, 2015 and June 30, 2015 was $598,416 and $465,828, respectively.

5            EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company account for its investment in API (see Note 2), under the equity method of accounting.

Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

	For Six Months	For the Year
	Ended	Ended
	December 31, 2015	June 30, 2015
Current assets	$9,682	$11,767
Noncurrent assets	692,822	758,649
Current liabilities	$654,020	$640,416
Noncurrent liabilities	-	-
Equity	$48,484	$130,000
Revenue	-	-
General and administrative expenses	$76,011	$183,044
Net loss	$(76,011)	$(183,044)

6                ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	December 31,	June 30,
	2015	2015
Accrued salaries and benefits	$847,950	$1,616,963
Accrued interest	1,461,201	2,073,073
Accrued taxes	2,018,912	1,281,704
Deposit payable	619,794	572,105
Due to employee	44,334	46,967
Advance from customers	481,384	291,005
Other accounts payable	395,491	241,512
Other accrued expenses and current liabilities	1,285,039	1,052,996
	$7,154,105	$7,176,325

7                SHORT-TERM BORROWING

Short-term borrowing consists of the following:

	December 31	June 30,
	2015	2015
Shijiazhuang Finance Bureau (a)	$77,010	$81,582
Shijiazhuang Construction Investment Group Co., Ltd (b)	4,928,612	5,058,086
Mr. Li Hui (c)	-	2,304
Hebei Henghui Investment Management Co., Ltd (d)	2,182,451	3,263,282
TianJin Heng Xing Mirco Finance Bureau (e)	3,850,478	4,079,102
Total	$11,038,551	$12,484,356

(a) A non-interest bearing note payable to Shijiazhuang Finance Bureau, an agency of a local government, due on demand.

(b) A one-year loan from Shijiazhuang Construction Investment Group, disbursed through China Construction Bank. The notes bear an annual interest rate of 12%. $1,848,230 was due on October 25, 2015 and was extended to April 24, 2016. $3,080,382 was due on July 12, 2015 and was extended to October 25, 2015 and then further extended to April 26, 2016. The notes were secured by certain registered trademarks and renewal certificates relating to Aoxing's Zhongtong'an capsule.

(c) The balance of $2,304 as at June 30, 2015 represents unpaid portion of interest which was already repaid in fiscal 2016.

(d) A six-month term loan from Hebei Henghui Investment Management Co., Ltd. The note bears an annual interest rate of 10% and will be due on April 16, 2016.

(e) A short term loan from TianJin Heng Xing Mirco Finance Bureau. The note bears an annual interest rate of 20.04%, and is payable on March 17, 2016.

 8             LOAN PAYABLE - BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	December 31,	June 30,
	2015	2015
Bank Note in the amount of 30 million RMB with Shijiazhuang Huirong Rural Cooperative Bank bearing an annual interest rate of 10% made on September 23, 2014. The note matured on November 22, 2014 and was extended to March 16, 2016	$4,620,574	$4,894,922
Bank Note in the amount of 27 million RMB with Postal Savings Bank bearing an annual interest rate of 7.8%, made on July 22, 2014 for one year maturing on July 21, 2015 and was extended to December 21, 2016.	4,158,516	4,894,922
Bank Note in the amount of 20 million RMB with China Merchant Bank bearing an annual floating rate of 7.0%, initially made on December 27, 2013, renewed on January 13, 2015 for one year maturing on January 12, 2016.	3,080,383	3,263,282
Bank Note in the amount of 20 million RMB with China Everbright Bank bearing 7.84% interest per annum made on January 16, 2015 for one year maturing on January 15, 2016 and was extended to January 15, 2017.	3,080,313	3,263,282
	$14,939,856	$16,316,408

We are in negotiations with China Merchant Bank regarding renewal of the loan that matured on January 12, 2016. To date, the bank has not declared a default on the loan.

9               LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties consists of loans from shareholders, officers, and other related parties, bearing interest at an average rate of 10.0% per annum as of December 31, 2015 and June 30, 2015. Loans will mature as follows:

	December 31,	June 30,
	2015	2015
Within one year	$13,494	$5,793
1 – 2 years	-	8,158
2 – 3 years	-	-
Total	13,494	13,951
Less current portion	(13,494)	(5,793)
	$-	$8,158

10            LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 10% per annum as of December 31, 2015 and June 30, 2015. Loans will mature as following:

	December 31,	June 30,
	2015	2015
Within one year	$15,402	$-
1 – 2 years	-	1,361,199
2 – 3 years	-	-
3 – 4 years	-	-
Total	15,402	1,361,199
Less current portion	(15,402)	-
	$-	$1,361,199

On November 4, 2015, the Company reached agreement with the creditors to convert the debt into shares of common stock. The conversion was completed on November 23, 2015, which caused the balances of other loan payable declined significantly thereafter.

11             ISSUANCE OF COMMON STOCK AND WARRANTS

During the period ended September 30, 2014, the Company issued 11,862,278 shares of common stock in satisfaction of $4.6 million in debt at $0.39 per share. Paid in capital was increased by $4,614,426 as a result of the exchange.

On November 5, 2014 the Company sold to 22 of its employees a total of 4,527,832 shares of common stock for a total of $1,177,236 or $0.26 per share.

On September 10, 2015, the Company issued 60,000 shares of common stock to independent directors at $2.01 per share for services rendered by them.

On September 30, 2015 the Company completed a registered direct public offering of 2,352,941 shares of common stock and 1,764,706 common stock purchases warrants (the "public warrants" pursuant to a securities purchase agreement dated as of September 24, 2015. The purchaser was an institutional investor. Each public warrant will permit the holder to purchase one share of common stock from the Company for a price of $1.74 per share. The public warrants will be exercisable from March 31, 2016 until March 31, 2021. Cashless exercise of the warrants is permitted only if there is no effective registration statement permitting resale of the common shares underlying the warrants.

The proceeds from the offerings were $2,739,000, net of issuance costs of $261,000 paid to the placement agent. The warrants were classified as equity at the date of issuance. They contained no provision that would require liability classification, and can be exercised on a cashless basis. Accordingly, they were classified as equity at the date of issuance. The proceeds were allocated between common stock and warrants, based on relative fair value. The issuance cost was recorded as a reduction of additional paid in capital.

In connection with the aforesaid sale, the Company issued to the placement agent and its affiliates warrants to purchase 141,176 shares of common stock. The warrants issued to the placement agent and its affiliates are substantially identical to the public warrants. The fair value of these warrants, which amounted to $175,150, was classified as equity at the date of issuance and recorded as an offset to the proceeds from the issuance of the shares and public warrants.

11             ISSUANCE OF COMMON STOCK AND WARRANTS (continued)

The fair value of the warrants issued was estimated by using the Black-Scholes-Merton Option Pricing Model with the following assumptions:

For the six months ended December 31, 2015
Investor
Stock price	0.67
Exercise price	1.74
Expected life in years	4.7
Annualized Volatility	116.72%
Annual Rate of Quarterly Dividends	1.65
Discount Rate - Bond Equivalent Yield	1.37

The Company applied its best judgment to estimate key assumptions in determining the fair value of the warrants on the date of issuance. The Company used historical data to estimate stock volatilities. The risk-free rates are consistent with the terms of the warrants and are based on the United States Treasury yield curve in effect at the time of issuance.

The weighted average fair value of warrants granted for the period ended September 30, 2015 was $1.24 per share. No warrants were exercised, cancelled or expired during the period ended December 31, 2015.

On November 4, 2015, the Company reached agreement with three of its creditors to convert $2.66 million high interest bearing debt into 2,046,995 shares of common stock. The shares were valued at $1.30 per share and will be restricted under Rule 144.

12            TAXES

The Company's Chinese subsidiaries are governed by the Income Tax Law of the People's Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company's effective tax rate is as follows:

	For the six months ended December 31,
	2015	2014
Tax at U.S. Statutory rate	$1,711,464	$209,842
Tax rate difference between China and U.S.	(1,509,717)	(2,949,659)
Change in Valuation Allowance	(248,584)	2,739,853
Net operating loss expired	-	-
Stock and option compensation	46,838	-
Effective tax rate	$-	$-

The provisions of income taxes (credit) are summarized as follows:

	For the six months ended December 31,
	2015	2014
Current	$-	$209,842
Deferred - U.S.	-	(38,113)
Deferred - China	1,601,781	(2,911,582)
Valuation allowance - U.S.	-	38,113
Valuation allowance - China.	(248,584)	2,701,740
Total	$1,353,197	$-

12          TAXES    (continued)

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of December 31, 2015 and June 30, 2015 are as follows:

	December 31, 2015	June 30, 2015
Net operating loss carryforward - China	$561,834	$1,342,696
Net operating loss carryforward - US	1,889,794	1,935,121
Allowance for doubtful accounts	488,157	823,190
Others	282,545	808,334
	3,222,330	4,909,341
Less: valuation allowance- U.S.	(1,889,794)	(1,935,121)
Valuation allowance- China.	(13,012)	(262,610)
Deferred tax assets	$1,319,524	$2,711,610

13               CONCENTRATIONS

Sales to two major customers accounted for 8% and 7% of total sales for the three months ended December 31, 2015. Sales to two major customers accounted for 8% and 7% of total sales for the three months ended December 31, 2014. As of December 31, 2015, two major customers accounted for 7% and 6% of Company's accounts receivable balance. As of December 31, 2014, two major customers accounted for 8% and 6% of Company's accounts receivable balance.

Sales of two major products represented approximately 82% and 12% of total sales for the three months ended December 31, 2015. Sales of two major products represented approximately 96% and 1% of total sales for the three months ended December 31, 2014.

14             SUBSEQUENT EVENTS

On January 5, 2016 the Board of Directors approved three technology acquisition agreements made by the Company during December 2015. Pursuant to the agreements, the Company (a) issued 800,000 shares of common stock and paid $123,000 to acquire technology relation to the formulation of Lorcaserin Hydrochloride, (b) issued 500,000 shares of common stock and paid $77,000 to acquire certain technology relating to the formulation of caffeine tablets, and (c) issued 500,000 shares of common stock and paid $77,000 to acquire certain technology relating to the formulation of Buprenorphine/Naloxone.

On January 5, 2016, the Board of Directors granted options for a total of 590,000 shares of common stock to 25 employees of the Company. The options are exercisable at a price of $.64 per share, which was the closing price for the common stock on January 4, 2016. Each option has a term of five years. The options will not vest until they have been approved by the shareholders of the Company.

On January 5, 2016 the Board of Directors approved two consulting agreements pursuant to which a total of 110,000 shares of common stock were issued in exchange for media and investor relations consulting services.

In accordance with ASC 855, "Subsequent Events", the Company has evaluated subsequent events that have occurred through the date of issuance of these financial statements and has determined that, except for the matters described above, there was no material event that occurred after the date of the balance sheets included in this report.

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
Outline of Our Business

The Company was incorporated in the State of Florida on January 23, 1996. In 2006 the Company liquidated its previous business assets and acquired 60% of Hebei Aoxing. On May 1, 2008 the Company completed the acquisition of an additional 35% interest in Hebei Aoxing from Zhenjiang Yue, our Chief Executive Officer. Currently, the Company owns 95% of Hebei Aoxing.

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

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei Aoxing will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. Hebei Aoxing has a 51% stake in the joint venture, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each joint venturer has equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment was projected to be approximately $15 million during the first five years at the time of establishment. Approximately $1 million of capital resources had been invested in the joint venture as of December 31, 2015.The slower than planned investment has been mainly resulted from the delays in securing API manufacturing licenses and the Company's focus on its core business.

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

China entered the "Single Convention on Narcotic Drugs, 1961" in 1985, which resulted in the gradual loosening of government policy toward the control of analgesic supplies.  Before 2000, the per capita consumption of analgesics in China was less than 1% of the consumption in industrialized countries. There were only six varieties of analgesics available in production.  By 2010, Chinese government had approved the production of 25 varieties of analgesics.  In the near future, patients in China will have available 30 varieties and over 80 specifications of different types of analgesics.  Worldwide, there are about 123 varieties of narcotics and pain medicines.

Results of Operations
Revenue for the three months ended December 31, 2015 was $8,195,839, representing a 27% increase over the revenue of $6,430,701 realized during the three months ended December 31, 2014. Revenue for the six months ended December 31, 2015 was $16,940,661, representing a 54% increase over the revenue of $10,955,783 realized during the six months ended December 31, 2014. The increase in revenue was primarily attributable to the increase in number of customers and changes in our marketing program. During 2014, the Company adjusted its sales team and sales strategies, and business has been expanding rapidly. The Company's previous sales process began with the sales manager who shipped the product to a third-party sales agent. The sales agent then sold the product to the customer. With the current sales process, the Company has gradually terminated the sales agent contracts and now sells the product directly to customers. The sales price to direct customers is higher than the price to sales agencies, which has led to an increase in the average price of our products. The Company also increased its sales channel to hospitals, pharmacies, government health insurance plan and the rural cooperative medical service.

Cost of sales was $1,726,592 and $3,484,671 for the three and six months ended December 31, 2015, which was 6% and 16% higher, respectively, than the costs incurred during the three and six months ended December 31, 2014. The Company's increase in sales improved our production efficiency, which led to a decrease in average production cost per unit. As a result, gross margin was 79% during the three and six months ended December 31, 2015 compared to 75% and 73% in the comparable periods of last year. The increase in gross margin, combined with increased revenue, led to gross profits of $6,469,246 and $13,455,990 during the three and six months ended December 31, 2015, 35% and 69% higher than the same periods a year earlier.

Operating expenses increased by 8% from the second quarter of fiscal 2015 to the second quarter of fiscal 2016 and by 44% from the first half of fiscal 2015 to the first half of fiscal 2016, due primarily to large increased in research and development expenses. The categories of operating expenses were:

•
Research and development expenses increased several fold in both the quarter and the first six months of the current year. R&D expenses often fluctuate significantly from one period to another, reflecting the progress and timing of our various development projects. The increase in the current year was mainly due to a large payment for a key raw material used in our R&D program.

•
General and administrative expenses were $511,127 in the three months ended December 31, 2015, 38% lower than $821,008 in the three months ended December 31, 2014.  As a result, general and administrative expenses increased by only 9% from the first half of fiscal 2015 to the first half of fiscal 2016, despite an increase in professional fees as a result of the registered direct offering of securities during September 2015, an increase in remuneration for newly hired executives, and directors' fees. The decrease in the recent quarter occurred because the Company incurred substantial fees to renew debts during the second quarter of fiscal 2015.

•
Selling expenses in the amount of $1,589,866 incurred during the three months ended December 31, 2015 were 10% lower than $1,775,924 spent on selling during the three months ended December 31, 2014. Selling expenses of $3,984,212 incurred during the six months ended December 31, 2015 were 34% higher than in the first half of fiscal 2015, reflecting the 55% period-to-period increase in revenue

•
Depreciation and amortization expense fell by 9% from $140,801 to $128,126 and by 7% from $280,076 to $259,656 in the three and six months ended December 31, 2015. The reduction occurred primarily because some of the equipment we are using has become fully depreciated.

We recorded income from operations of $3,410,023 and $6,549,225 for the three and six months ended December 31, 2015, representing increases of 73% and 105% as compared to the same periods last year. Income from operations increased due to the increase in revenue and gross profit.

Net interest expense was $979,906 and $1,908,936 for the three and six months ended December 31, 2015, a decrease of 40% and 32% from net interest expense for the three and six months ended December 31, 2014.  The decrease in interest expense was mainly due to a reduction in loans from related parties.

Equity in loss of joint venture was $14,474 and $38,765 for the three months and six months ended December 31, 2015, a decrease of 34% from a loss of $22,018 recorded during the three months ended December 31, 2014, a decrease of 19% from a loss of $47,989 recorded during the six months ended December 31, 2014 The loss was attributable to our share of the joint venture with Johnson Mathey Plc, which has no operations yet.

The Company realized a net profit of $2,188,268 and $3,536,700 for the three and six months ended December 31, 2015. Because the Company owns 95% of Hebei Aoxing, 5% of Hebei Aoxing's income was attributed to the non-controlling interest. Therefore the net income attributable to the shareholders of Aoxing Pharmaceutical for the three months ended December 31, 2015 was $2,068,635 ($0.03 per share), up 265% compared to the three months ended December 31, 2014, and net income attributable to the shareholders of Aoxing Pharmaceutical for the six months ended December 31, 2015 was $3,336,571 ($0.05 per share), up 497% compared to the six months ended December 31, 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

 Our cash balance as of December 31, 2015 was $6,435,362 compared to $5,371,545 as of June 30, 2015. The cash balance increased mainly due to the net cash provided by financing activities as a result of the public sale of equity in September 2015.

Operations during the six month period ended December 31, 2015 used $714,855 in cash, as compared to $3,367,461 cash generated during the six month period ended December 31, 2014. The increase in use of cash during the period ended December 31, 2015 is mainly attributable to the increases in our raw materials inventory and prepaid expenses during the current year, as well as our reduction of out accounts payable by over $2.6 million.

Our investing activities during the period ended December 31, 2015 used $90,507 cash to purchase additional property and equipment, modest in comparison to the $2,937,622 expended on equipment in the first half of fiscal 2015

Our cash provided by financing activities was $2,864,521 during the six month period ended December 31, 2015 as compared to $1,451,294 cash used during the same period last year. During the six month period ended December 31, 2015, the Company sold 2,352,941 shares of common stock and 1,764,706 common stock purchase warrants to an institutional investor and also issued warrants to purchase 141,176 shares of common stock to the placement agent and its affiliates. The company received net proceeds of approximately $2.7 million. The Company also obtained $1.4 million loans from related parties. During the same period, the Company repaid bank loans and short-term borrowings of approximately $1.1 million. The use of cash in financing activities for the same period of last year occurred because we used cash provided by operations to reduce our debt load.

Our working capital deficit on December 31, 2015 was $10,378,348, which was a significant decrease from the working capital deficit of $20,143,628 on June 30, 2015. The improvement in working capital deficit occurred primarily because we used cash flow from operations to reduce short-term loans, converted $2.66 million in short-term loans into equity, and obtained $2.66 million from a public offering of our equity.

As a result of several debts refinancing and debt-to-equity conversion over the first six-month period in fiscal 2016, our debt service obligations on December 31, 2015 were as following:

Contractual Obligations	Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years
Short-term Borrowing	$11,038,551	$11,038,551	-	-	-	-	-
Banks	14,939,856	14,939,856	-	-	-	-	-
Affiliates	13,494	13,494	-	-	-	-	-
Others	15,402	15,402	-	-	-	-	-
TOTAL	$26,007,303	$26,007,303	-	-	-	-	-

 We had an accumulated deficit of $55.0 million as of December 31, 2015. In addition, we had negative working capital of $10.4 million as of December 31, 2015, although that is a significant improvement from the negative working capital of $20.1 million as of June 30, 2015. Despite the large accumulated deficit, we have generated net profit and operating cash flow over the last six months.  Our management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing revenues of our core product sales and continued support from our lenders. We will continue our efforts to control operating costs and preserve cash, such as suspending non-essential research and development projects. Additionally, management does not expect any large capital expenditure projects in the next 12 months.

We have taken a number of actions and will continue to address our liquidity situation in order to restore the Company to a sound financial position going forward. In September 2015, we sold 2,352,941 shares of common stock and 1,764,706 common stock purchase warrants to an institutional investor. The company received net proceeds of $2.7 million. On November 4, 2015, the Company reached agreement with three of its creditors to convert $2.66 million high interest bearing debt into 2,046,995 shares of common stock. The conversion was completed on November 23, 2015. We may also take additional loans from related parties, if necessary. We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position.

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

On November 4, 2015 the Company reached agreement with the holders of $2,661,093 in short-term debt issued by the Company to exchange that debt for 2,046,995 shares of the Company's common stock. The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the shares were offered privately to creditors of the Company. The sales were also exempt from registration pursuant to Regulation S, since the purchasers were non-U.S. persons and resale restrictions were imposed

(c)	Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2016.

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: February 8, 2016	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2016	By: /s/ Zheng James Chen
Zheng James Chen, Chief Financial Officer
(Principal Accounting and Financial Officer)