Form 10-Q
period 2016-03-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2016-05-16
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10‑Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 16, 2016, the number of shares outstanding of the Registrant's common stock was 76,209,195 with $.001 par value.

AOXING PHARMACEUTICAL COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2016

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
	2016	2015
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,046,327	$5,371,545
Accounts receivable, net	9,003,401	5,764,738
Notes receivable, net	16,678	89,317
Inventories, net	3,761,697	3,240,026
Prepaid expenses and other current assets	10,490,462	6,630,407
TOTAL CURRENT ASSETS	29,318,565	21,096,033

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	26,589,023	28,651,717
Deferred income tax	1,087,218	2,711,610
Other intangible assets, net	1,905,169	484,857
Investment in joint venture	29,036	96,475
TOTAL LONG-TERM ASSETS	29,610,446	31,944,659
TOTAL ASSETS	$58,929,011	$53,040,692

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$11,513,301	$12,484,356
Accounts payable	2,566,203	3,625,139
Notes payable		1,631,641
Loan payable – bank	15,035,344	16,316,408
Current portion of loan payable - related parties	13,544	5,793
Current portion of loan payable – others	15,502	-
Accrued expenses and other current liabilities	8,884,490	7,176,325
TOTAL CURRENT LIABILITIES	38,028,384	41,239,662

LONG-TERM LIABILITIES:
Loan payable - related parties	-	8,158
Loan payable – others	-	1,361,199
Deferred income	350,344	368,751
TOTAL LONG-TERM LIABILITIES	350,344	1,738,108

Common stock, par value $0.001, 100,000,000 shares authorized, 76,209,195 and 69,839,259 shares issued and outstanding on March 31, 2016 and June 30, 2015	76,209	69,839
Additional paid in capital	73,582,257	66,457,250
Accumulated deficit	(54,395,676)	(58,354,968)
Accumulated other comprehensive income	2,257,488	3,066,026
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	21,520,278	11,238,147

NONCONTROLLING INTEREST IN SUBSIDIARIES	(969,994)	(1,175,225)
TOTAL EQUITY	20,550,284	10,062,922

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,929,012	$53,040,692

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2016	2015	2016	2015

SALES	$6,563,944	6,590,736	23,504,605	17,586,519
COST OF SALES	1,630,389	1,078,200	5,115,060	4,090,586
GROSS PROFIT	4,933,555	5,512,536	18,389,545	13,495,933

OPERATING EXPENSES:
Research and development expense	(35,743)	73,970	1,171,668	277,117
General and administrative expenses	1,195,094	662,065	2,650,579	1,994,560
Selling expenses	2,125,771	2,548,848	6,109,982	5,527,281
Depreciation and amortization	121,723	135,973	381,379	416,049
TOTAL OPERATING EXPENSES	3,406,845	3,420,856	10,313,608	8,215,007

INCOME FROM OPERATIONS	1,526,710	2,091,680	8,075,937	5,280,926

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(600,572)	(1,246,920)	(2,509,508)	(4,068,200)
Gain on foreign currency transactions	(83,345)	-	-	-
Equity in loss of joint venture, net	(24,286)	(19,688)	(63,051)	(67,677)
Subsidy income	(2,126)	4,866	202,901	284,439
TOTAL OTHER EXPENSE	(710,329)	(1,261,742)	(2,369,658)	(3,851,438)

INCOME BEFORE INCOME TAXES	816,381	829,938	5,706,279	1,429,488

Income tax expense	146,005	-	1,499,201	-

NET INCOME	670,376	829,938	4,207,078	1,429,488

Net income attributed to non-controlling interest in subsidiaries	47,656	51,962	247,785	92,213
INCOME ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	622,720	777,976	3,959,293	1,337,275

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	572,478	14,766	(851,093)	50,284

COMPREHENSIVE PROFIT	1,195,198	792,742	3,108,200	1,387,559

Other comprehensive income (loss) attributable to non-controlling interest	28,624	738	(42,555)	2,514

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$1,166,574	792,004	3,150,755	1,385,045

EARNINGS PER SHARE
Basic	$0.01	0.01	0.05	0.02
Diluted	$0.01	0.01	0.05	0.02
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	75,670,953	67,638,657	72,863,479	60,907,137
Diluted	75,749,890	67,676,783	72,942,416	60,951,616

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	March 31,
	2016	2105
OPERATING ACTIVITIES:
Net income	$3,959,293	1,337,275
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	779,065	813,636
Deferred income tax	1,499,201	-
Inventory markdown	-	(7,852)
Bad debts written back/(written off)	148,141	(296,168)
Common stock issued for services	241,283	30,150
Equity in loss of joint venture, net of tax	63,051	67,677
Net loss attributable to non-controlling interests	247,785	92,213
Changes in operating assets and liabilities:
Accounts receivable	(3,629,981)	(2,512,353)
Inventories	(688,065)	240,017
Prepaid expenses and other current assets	(4,220,230)	(846,157)
Accounts payable	(2,444,751)	3,811,731
Accrued expenses and other current liabilities	2,079,362	2,417,693
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,965,846)	5,147,862

INVESTING ACTIVITIES:
Acquisition of property and equipment	(96,447)	(3,008,154)
NET CASH USED IN INVESTING ACTIVITIES	(96,447)	(3,008,154)

FINANCING ACTIVITIES:
Proceeds from/(Repayment of) bank loan	(469,794)	13,002,908
Repayment of short-term borrowings	(350,257)	(2,060,018)
Repayment of other borrowings	-	(10,174,775)
Proceeds from/(Repayment of) loans from related party	1,348,510	(1,895,196)
Sale of common stock	2,739,000	1,395,758
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,267,459	268,677

EFFECT OF EXCHANGE RATE ON CASH	(530,385)	48,785

INCREASE (DECREASE) IN CASH	674,781	2,457,170
CASH – BEGINNING OF PERIOD	5,371,545	2,329,660
CASH – END OF PERIOD	$6,046,326	4,786,830

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,223,281	2,566,158
Cash paid for income taxes	$-	-
Debt extinguishment using stock	$2,662,597	4,866,288

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

As of March 31, 2016, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. ("Hebei" or "Hebei Aoxin"), which is organized under the laws of the People's Republic of China ("PRC").  The Company owns 95% of the issued and outstanding common stock of Hebei.

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

Intangible assets

Definite lived intangible assets include the three technology transfers for Lorcaserin Hydrochloride, caffeine tablets and caffeine buccal tablets, and buprenorphine/naloxone, as well as the drug permits recorded at cost less accumulated amortization and any recognized impairment loss. The technology transfers were completed in January with agreements for stocks. The drug permits were acquired in 2008 when the Company purchased LRT and are amortized over their estimated useful life of 15 years on a straight-line basis.  An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with the Impairment or Disposal of Long-Lived Assets ASC 360-10.  In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, "Impairment or Disposal of Long-Lived Assets", the Company performs an intangible asset impairment test for its definite-lived intangibles whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The intangible assets balance as of March 31, 2016 and June 30, 2015 are $1,905,169 and $484,857, respectively.

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

 Fair value Measurements

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

As of March 31, 2016, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company's short-term borrowings, loans payable, related party notes payable and unrelated party notes payable are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of March 31, 2016.

The carrying amount of the common stock warrants is recorded at fair value and is determined using the Black-Scholes option pricing model based on the Company's stock price at the measurement date, exercise price of the warrant, risk-free rate and historical volatility. The company also measures certain assets, including the long-term investments and intangible assets, at fair value on a nonrecurring basis when they are deemed to be impaired. The fair values of these investments and intangible assets are determined based on valuation techniques using the best information available, and may include management judgments, future performance projections, etc. The Company classified these instruments and assets as a Level 3 of the fair value hierarchy.

Recent accounting pronouncements

In September 2015, the FASB issued ASU No. 2015-16, "Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). The amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. We do not expect the adoption of ASU 2015-16 to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17").  Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting.  Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference.  To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  We do not expect the adoption of ASU 2015-17 to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01").  The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  In addition the amendments in this update eliminate the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities.  For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted.  We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02").  The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases.  Topic 842 specifies the accounting for leases.  The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.  The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840.  Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP.  The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities.  Early application of the amendments in ASU 2016-02 is permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

3                 GOING CONCERN

We have incurred operating losses in the past and had an accumulated deficit of $54.4 million as of March 31, 2016. In addition, we had negative working capital of $8.7 million as of March 31, 2016, which is a significant improvement from the negative working capital of $20.1 million as of June 30, 2015. Currently and historically, the Company has managed to operate the business with negative net working capital. The Company's negative working capital is primarily due to our accumulated deficit, which we funded by short-term bank loans.

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

 4                  INVENTORIES, NET
Inventories consist of the following:

	March 31,	June 30,
	2016	2015

Work in process	$410,118	$383,950
Raw materials	617,744	676,590
Finished goods	2,733,835	2,179,486
	$3,761,697	$3,240,026

The allowance for obsolete inventory as of March 31, 2016 and June 30, 2015 was $602,303 and $465,828, respectively.

5            EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company account for its investment in API (see Note 2), under the equity method of accounting.

Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

	For nine months	For the year
	ended	ended
	March 31, 2016	June 30, 2015
Current assets	$9,917	$11,767
Noncurrent assets	685,625	758,649
Current liabilities	$694,822	$640,416
Noncurrent liabilities	-	-
Equity	$720	$130,000
Revenue	-	-
General and administrative expenses	$123,629	$183,044
Net loss	$(123,629)	$(183,044)

6                ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	March 31,	June 30,
	2016	2015
Accrued salaries and benefits	$981,208	$1,616,963
Accrued interest	1,964,016	2,073,073
Accrued taxes	2,156,580	1,281,704
Deposit payable	563,409	572,105
Due to employee	44,622	46,967
Advance from customers	404,014	291,005
Other accounts payable	483,611	241,512
Other accrued expenses and current liabilities	2,287,030	1,052,996
	$8,884,490	$7,176,325

7                SHORT-TERM BORROWING

Short-term borrowing consists of the following:

	March 31	June 30,
	2016	2015
Shijiazhuang Finance Bureau (a)	$77,510	$81,582
Shijiazhuang Construction Investment Group Co., Ltd (b)	4,960,625	5,058,086
Mr. Li Hui (c)	-	2,304
Hebei Henghui Investment Management Co., Ltd (d)	2,196,627	3,263,282
TianJin Heng Xing Mirco Finance Bureau (e)	3,875,488	4,079,102
Xinle SASAC Office (f)	403,051	1,860,234
Total	$11,513,301	$12,484,356

(a) A non-interest bearing note payable to Shijiazhuang Finance Bureau, an agency of a local government, due on demand.

(b) A one-year loan from Shijiazhuang Construction Investment Group, disbursed through China Construction Bank. The notes bear an annual interest rate of 12%. $1,860,234 was due on October 25, 2015 and was extended to October 23, 2016. $3,100,391 was due on July 12, 2015 and was extended to October 25, 2015 and then further extended to October 25, 2016. The notes were secured by certain registered trademarks and renewal certificates relating to Aoxing's Zhongtong'an capsule.

(c) The balance of $2,304 as at June 30, 2015 represents unpaid portion of interest which was already repaid in fiscal 2016.

(d) A six-month term loan from Hebei Henghui Investment Management Co., Ltd. The note bears an annual interest rate of 10% and has been extended to October 20, 2016.

(e) A short term loan from TianJin Heng Xing Mirco Finance Bureau. The note bears an annual interest rate of 20.04%, and was extended to November 18, 2016.

(f) A short term loan from Xinle State-Owned Assets Supervision and Administration Commission. This loan bears an annual interest rate of 9.6%. The term is from January 25, 2016 to June 25, 2016.

  8             LOAN PAYABLE - BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	March 31,	June 30,
	2016	2015
Bank Note in the amount of 30 million RMB with Shijiazhuang Huirong Rural Cooperative Bank bearing an annual interest rate of 10% made on September 23, 2014. The note matured on November 22, 2014 and was extended to September 15, 2016	$4,650,586	$4,894,922
Bank Note in the amount of 27 million RMB with Postal Savings Bank bearing an annual interest rate of 7.08%, made on July 22, 2014 for one year maturing on July 21, 2015 and was extended to April 6, 2017.	4,185,527	4,894,922
Bank Note in the amount of 20 million RMB with China Merchant Bank bearing an annual floating rate of 5.98%, initially made on December 27, 2013, renewed on January 13, 2015 for one year maturing on April 4, 2017.	3,100,391	3,263,282
Bank Note in the amount of 19.9 million RMB with China Everbright Bank bearing 5.655% interest per annum made on January 16, 2015 for one year maturing on January 15, 2016 and was extended to February 24, 2017.	3,098,840	3,263,282
	$15,035,344	$16,316,408

  9         LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties bears interest at an average rate of 10.0% per annum as of March 31, 2016 and June 30, 2015. Loans will mature as follows:

	March 31,	June 30,
	2016	2015
Within one year	$13,544	$5,793
1 – 2 years	-	8,158
2 – 3 years	-	-
Total	13,544	13,951
Less current portion	(13,544)	(5,793)
	$-	$8,158

10            LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 10.0% per annum as of March 31, 2016 and June 30, 2015. Loans will mature as following:

	March 31,	June 30,
	2016	2015
Within one year	$15,502	$-
1 – 2 years	-	1,361,199
2 – 3 years	-	-
3 – 4 years	-	-
Total	15,502	1,361,199
Less current portion	(15,502)	-
	$-	$1,361,199

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

On September 30, 2015 the Company issued 2,352,941 shares of common stock and 1,764,706 common stock purchases warrants pursuant to a securities purchase agreement dated as of September 24, 2015. The purchaser was an institutional investor. Each warrant will permit the holder to purchase one share of common stock from the Company for a price of $1.74 per share. The warrants will be exercisable from March 31, 2016 until March 31, 2021. Cashless exercise of the warrants is permitted only if there is no effective registration statement permitting resale of the common shares underlying the warrants.

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

In connection with the aforesaid sale, the Company issued to the placement agent and its affiliates warrants to purchase 141,176 shares of common stock. The warrants issued to the placement agent and its affiliates are substantially identical to the warrants sold to the institutional investor. The fair value of these warrants, which amounted to $175,150, was classified as equity at the date of issuance and recorded as an offset to the proceeds from the issuance of the shares and warrants.

The fair value of the warrants issued was estimated by using the Black-Scholes-Merton Option Pricing Model with the following assumptions:

For the nine months ended March 31, 2016
Investor
Stock price	0.66
Exercise price	1.74
Expected life in years	4.5
Annualized Volatility	117.21%
Annual Rate of Quarterly Dividends	1.65
Discount Rate - Bond Equivalent Yield	1.21

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

On January 5, 2016 the Board of Directors approved three technology acquisition agreements made by the Company during December 2015. Pursuant to the agreements, the Company (a) issued 800,000 shares of common stock and paid $123,000 to acquire technology relating to the formulation of Lorcaserin Hydrochloride, (b) issued 500,000 shares of common stock and paid $77,000 to acquire certain technology relating to the formulation of caffeine tablets, and (c) issued 500,000 shares of common stock and paid $77,000 to acquire certain technology relating to the formulation of Buprenorphine/Naloxone.

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

The reconciliation of income tax at the U.S. statutory rate to the Company's effective tax rate is as follows:

	For the nine months ended March 31,
	2016	2015
Tax at U.S. Statutory rate	$285,734	$500,320
Tax rate difference between China and U.S.	(452,530)	(2,655,633)
Change in Valuation Allowance	111,879	2,155,314
Net operating loss expired	-	-
Stock and option compensation	54,917	-
Effective tax rate	$-	$-

The provisions of income taxes (credit) are summarized as follows:

	For the nine months ended March 31,
	2016	2015
Current	$-	$-
Deferred - U.S.	(341,107)	(38,113)
Deferred - China	1,728,429	(2,617,521)
Valuation allowance - U.S.	341,107	38,113
Valuation allowance - China.	(229,228)	2,117,201
Total	$1,499,201	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of March 31, 2016 and June 30, 2015 are as follows:

	March 31, 2016	June 30, 2015
Net operating loss carryforward - China	$108,050	$1,342,696
Net operating loss carryforward - US	2,182,243	1,935,121
Allowance for doubtful accounts	548,100	823,190
Others	452,896	808,334
	3,291,289	4,909,341
Less: valuation allowance- U.S.	(2,182,244)	(1,935,121)
Valuation allowance- China.	(21,827)	(262,610)
Deferred tax assets	$1,087,218	$2,711,610

 13               CONCENTRATIONS
Sales to two major customers accounted for 12% and 7% of total sales for the three months ended March 31, 2016. Sales to two major customers accounted for 6% and 6% of total sales for the three months ended March 31, 2015. As of March 31, 2016, two major customers accounted for 8% and 6% of Company's accounts receivable balance. As of March 31, 2015, two major customers accounted for 3% and 0% of Company's accounts receivable balance.

Sales of two major products represented approximately 78% and 16% of total sales for the three months ended March 31, 2016. Sales of two major products represented approximately 96% and 1% of total sales for the three months ended March 31, 2015.

14             SUBSEQUENT EVENTS

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

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei Aoxing will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. Hebei Aoxing has a 51% stake in the joint venture, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each joint venture has equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment was projected to be approximately $15 million during the first five years at the time of establishment. Approximately $1 million of capital resources had been invested in the joint venture as of March 31, 2016.The slower than planned investment has been mainly resulted from the delays in securing API manufacturing licenses and the Company's focus on its core business.

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
Results of Operations
Revenue for the three months ended March 31, 2016 was $6,563,944, a modest decline of 0.4% year-over-year from the revenue of $6,590,736 realized during the three months ended March 31, 2015. Stated in the local currency (RMB), revenue in the fiscal third quarter increased 6.5% year-over-year. The discrepancy between the revenue comparison in dollars and the revenue comparison in RMB occurred because the Chinese government devalued the RMB in August 2015 and again in January 2016.  Revenue for the nine months ended March 31, 2016 was $23,504,605, representing a 33% increase over the revenue of $17,586,519 realized during the nine months ended March 31, 2015. The increase in year-to-date revenue was primarily attributable to the increase in number of customers and changes in our marketing program. Fiscal third quarter is a relatively slow quarter, mainly due to reduced sales activities during the Chinese New Year holidays, which typically happen during January and February.

Cost of sales was $1,630,389 and $5,115,060 for the three and nine months ended March 31, 2016, which was 51% and 25% higher, respectively, than the costs incurred during the three and nine months ended March 31, 2015. The increase in the cost of sales during the fiscal third quarter this year was mainly due to a shift in our product mix, as we have seen a significant increase in sales of products other than our Zhongtong'an product, including Yiqiqiangqiangshen, Qingkewan, Xiongjushangshangqing. The margins for Zhongtong'an have been quite stable while the margins for these other products are typically much lower than Zhongtong'an. Collectively sales of these other products were five times greater year-over-year during fiscal third quarter 2016.

Operating expenses decreased slightly by 0.4% year-over-year during the third quarter of fiscal 2016. For the first nine months of fiscal 2016, the operating expenses increased by 25.5% year-over-year, due primarily to a large increase in research and development expenses as well as higher G&A and selling expenses. The categories of operating expenses were:

•
During the third quarter of fiscal 2016, the reported research and development expenses had a positive earnings contribution mainly because the leftover of a key raw material, previously expensed for R&D purpose, was transferred to the manufacturing inventory as we are preparing the production of Tilidine tablet.  Excluding this item in $123,658, research and development expenses were $87,915, up 19% year-over-year.

•
General and administrative expenses were $1,195,094 in the three months ended March 31, 2016, compared to $662,065 in the three months ended March 31, 2015.  General and administrative expenses for the first nine months of fiscal 2016 were $2,650,579, compared to $1,994,560 reported for the first nine months of fiscal 2015.

•
Selling expenses in the amount of $2,125,771 incurred during the three months ended March 31, 2016 were 16% lower than $2,548,848 spent on selling during the three months ended March 31, 2015. Selling expenses of $6,109,982 incurred during the nine months ended March 31, 2016 were 10% higher than in the first nine months of fiscal 2015, reflecting the 34% period-to-period increase in revenue.

•
Depreciation and amortization expense fell by 10% from $135,973 to $121,723 and by 8% from $416,049 to $381,379 in the three and nine months ended March 31, 2016. The reduction occurred primarily because some of the equipment we are using has become fully depreciated.

Income from operations during the third quarter of fiscal 2016 was $1,526,710, 27% lower year-over-year due partly to lower gross margin this quarter. For the first nine months of fiscal 2016, income from operations was $8,075,937, up 53% year-over-year from $5,280,926 reported for the first nine months of fiscal 2015.

Net interest expense was $600,572 and $2,509,508 for the three and nine months ended March 31, 2016, a decrease of 52% and 38% from net interest expense for the three and nine months ended March 31, 2015.  The decrease in interest expense was mainly due to a reduction in loans from related parties.

The Company realized a net profit of $670,376 and $4,207,078 for the three and nine months ended March 31, 2016. Because the Company owns only 95% of Hebei Aoxing, its operating subsidiary, 5% of Hebei Aoxing's income was attributed to the non-controlling interest. Therefore the net income attributable to the shareholders of Aoxing Pharmaceutical for the three months ended March 31, 2016 was $622,720 (or $0.01 per share), compared to $777,976 (or $0.01 per share) for the three months ended March 31, 2015, and net income attributable to the shareholders of Aoxing Pharmaceutical for the nine months ended March 31, 2016 was $3,959,293 (or $0.05 per share), compared to $1,337,275 (or $0.02 per share) during the nine months ended March 31, 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

 Our cash balance as of March 31, 2016 was $6,046,327 compared to $5,371,545 as of June 30, 2015. The cash balance increased mainly due to the net cash provided by financing activities as a result of the public sale of equity in September 2015.

Operations during the nine month period ended March 31, 2016 used $1,965,846 in cash, as compared to $5,147,862 cash provided by operation during the nine month period ended March 31, 2015. The cash used in operations during the period ended March 31, 2016 is mainly attributable to payments for raw materials, prepaid expenses and other current assets, as we prepare for an increase in sales. In addition, our accounts receivable balance increased by $2,444,751 during the first nine months of fiscal 2016.

Our investing activities during the nine months ended March 31, 2016 used $96,447 cash to purchase additional property and equipment, modest in comparison to the $3,008,154 expended on equipment in the first nine months of fiscal 2015

Our cash provided by financing activities was $3,267,459 during the nine month period ended March 31, 2016 as compared to $268,677 cash provided by financing activities during the same period last year. During the nine month period ended March 31, 2016, the Company sold 2,352,941 shares of common stock and 1,764,706 common stock purchase warrants to an institutional investor and received net proceeds of approximately $2.7 million. The Company also obtained $1.3 million loans from related parties. During the same period, the Company repaid bank loans and short-term borrowings of approximately $0.8 million. Cash from financing activities for the same period last year was the net proceeds from loans.

Our working capital deficit on March 31, 2016 was $8,709,820, which was a significant decrease from the working capital deficit of $20,143,629 on June 30, 2015. The improvement in working capital occurred primarily because we used cash flow from operations to reduce short-term loans, converted $2.66 million in short-term loans into equity, and obtained $2.66 million from a public offering of our equity.

As a result of several debts refinancing and debt-to-equity conversion over the first nine months in fiscal 2016, our debt service obligations on March 31, 2016 were as following:

Contractual		Less than					After 5
Obligations	Total	1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Years
Short-term Borrowing	$11,513,301	$11,513,301	-	$-	-	-	-
Banks	15,035,344	15,035,344	-	-	-	-	-
Affiliates	13,544	13,544	-	$-	-	-	-
Others	15,502	15,502	-	-	-	-
TOTAL	$26,577,691	$26,577,691	-	$-	-	-	-

 We had an accumulated deficit of $54.4 million as of March 31, 2016. In addition, we had negative working capital of $8.7 million as of March 31, 2016, although that is a significant improvement from the negative working capital of $20.1 million as of June 30, 2015, as we have generated net profit and operating cash flow over the last nine months.  Our management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing revenues from our core products and continued support from our lenders. We will continue our efforts to control operating costs and preserve cash, such as suspending non-essential research and development projects. Additionally, management does not expect any large capital expenditure projects in the next 12 months.

We have taken a number of actions and will continue to address our liquidity situation in order to bring the Company to a sound financial position going forward. In September 2015, we sold 2,352,941 shares of common stock and 1,764,706 common stock purchase warrants to an institutional investor. The company received net proceeds of $2.7 million. On November 4, 2015, the Company reached agreement with three of its creditors to convert $2.66 million high interest bearing debt into 2,046,995 shares of common stock. The conversion was completed on November 23, 2015. We may also take additional loans from related parties, if necessary. We are actively exploring various proposals and alternatives in order to secure sources of financing and improve our financial position.

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

The Company did not effect any unregistered sales of equity securities during the quarter ended March 31, 2016.

(c)	Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2016.

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: May 16, 2016	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By: /s/ Zheng James Chen
Zheng James Chen, Chief Financial Officer
(Principal Accounting and Financial Officer)