Form 10-K
period 2016-06-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2016-10-05
CIK 1060426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of December 31, 2015, the last business day of the second fiscal quarter, was $30,727,141.

As of September 27, 2016 the number of shares outstanding of the Registrant's common stock was 76,209,195 with $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Aoxing Pharmaceutical Company, Inc. that represents management's assumptions based on the information currently available to management. Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words "anticipate," "believe," "estimate," "expect," "intend," "the facts suggest" and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements, including those set forth in Item 1A of this report. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

We file reports with the Securities and Exchange Commission ("SEC" or "Commission"). You can read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including our reports.

Our fiscal year ends on June 30, and any references herein to "Fiscal 2016" mean the year ended June 30, 2016, and references to other "Fiscal" years mean the year ending June 30 of the year indicated.

PART 1

Item 1.  Business

Aoxing Pharmaceutical Company, Inc. ("Aoxing Pharma" or "Company") has one operating subsidiary, Hebei Aoxing Pharmaceutical Co., Inc. ("Hebei Aoxing"), which is organized under the laws of the People's Republic of China ("PRC"). Since 2002, Hebei Aoxing has been engaged in developing narcotics and pain management products.  In 2008 Hebei Aoxing supplemented its product lines by acquiring Shijiazhuang Lerentang Pharmaceutical Company, Ltd. ("LRT"), a specialty pharmaceutical company focusing on herbal pain related therapeutics.  The Company owns 95% of the equity in Hebei Aoxing.

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

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei Aoxing will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. Hebei Aoxing has a 51% stake in the joint venture, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each joint venturer has equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment was originally projected to be approximately $15 million during the first five years at the time of establishment. However, due mainly to the delays in securing API manufacturing licenses and reduced focus from both partners, only approximately $1 million of capital resources had been invested in the joint venture . At this point, we do not expect any major investment in API in the near term.

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

Opioid drugs have been associated with illicit drug abuse and drug related crime since the onset of their medical use. The United Nations and its member States coordinate responses to this problem through international drug control conventions. Over 95 per cent of the Member States of the United Nations are now parties to the international drug control conventions, or the "Single Convention on Narcotic Drugs, 1961", organized by International Narcotics Control Board ("INCB"). The conventions contain the basic legal structure, obligations, tools and guidance that are needed for all States to achieve the main aims of the international drug control system: controlled universal availability of narcotic drugs and psychotropic substances for medical and scientific purposes only; prevention of drug abuse, drug trafficking and other forms of drug-related crime; and the undertaking of effective remedial action when prevention does not fully succeed. As such, the conventions constitute the world's agreed proportionate response to the global problems of illicit drug abuse and trafficking and the legal framework for international drug control.

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

We have more than 100 products under licenses from CFDA. The following is a brief description of the two products that generate most of our revenue during fiscal 2016.

•
Zhongtong'an is a capsule of herbal extraction manufactured under modern GMP standards for the indication of oral and dental pain. We expanded its use to include gynecological and orthopedic application in 2011. Zhongtong'an has accounted for more than 80% of our total sales in each of the past four fiscal years.

•
Yiqi Qiangshen Granule is an OTC herbal extraction solely supplied by Aoxing Pharma. Yiqi Qiangshen is used to tonify qi and empower body, promote blood circulation to remove meridian obstruction. It can also help to improve patient's immune system. Yiqi Qiangshen represented 8% of the total revenue during fiscal 2016.

Tilidine Hydrochloride Tablets

Tilidine hydrochloride is an orally-absorbed synthetic narcotic analgesic. It is used in 50mg or 100mg dosage strength for relief of acute, moderate to severe pain, and chronic cancer-related pain. Tilidine hydrochloride tablet is currently selling in European countries, including Germany, Belgium, Ireland, Italy and Switzerland and is not available in China at the moment.

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

On June 8, 2015, the China Food and Drug Administration ("CFDA") issued to Aoxing Pharma's subsidiary licenses to produce Tilidine Hydrochloride tablets ("Tilidine HCL"). Registration Certificate 2015S00391 was issued for the 50mg tablet; Registration Certificate 2015S00390 was issued for the 100mg tablet. This approval is the culmination of multiple years of research, development and regulatory activities. Our entry into the market will be a significant break-through in China's fight to treat pain. Tilidine HCL tablets offer a convenient medium for delivery of this drug, which is essential in the fight against pain. Tilidine tablets production started in June, 2016 and we expect the sales to ramp up during fiscal 2017. Tilidine is designated as a Class III New Medicine, which has at least four-year period of exclusively protection from the date when the registration certificate of a new medicine was issued.

Research and Development

We have an in-house state-of-art facility which allows our multi-discipline team to conduct pharmaceutical research and development. Our research and development ("R&D") team consists of chemists, biologists, pharmacologists and other technical experts. The team works on multiple projects, ranging from early stage discovery to advanced clinical studies. Our team is capable of performing chemical synthesis, analytic analysis, pharmacology, toxicology as well as other technical tasks related to pharmaceutical industry. In addition, we rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

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
We obtained clinical trial approval of this product in September 2012. This product only requires trial on bioequivalence and needs 24 cases for each trial; no phase II trial or phase III trial is required. We have completed the clinical trials and the trials results have been submitted to the CFDA. The Company had also submitted the New Drug Application (NDA) for the final production clearance to the CFDA and is currently waiting for final approval.
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
In August 2010, the CFDA granted the Company authority to initiate the registration clinical trial of Buprenorphine/Naloxone sublingual tablets for opioid addiction treatment.  The approval enabled Aoxing Pharma to move forward to the final development stage with this therapy, which is novel in China as it is not yet available to patients.  The registration trial is being administered by the National Institute on Drug Dependence of China at Beijing University, the co-development partner of Aoxing Pharma.  The patient enrollment takes place in at least three Compulsory Drug Dependence Treatment Centers.  The clinical trial was conducted by Kunming General Hospital of the Chengdu Military Region as the leader unit with Shanghai Mental Health Center and Guangzhou psychiatric hospital as the member units. The phase I and phase II clinical trial have been completed. (This project doesn't require a phase III clinical trial).
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
Based on Chinese government data, drug abuse and addiction has become a serious social problem and the situation has been getting worse over the last two decades. As of December 2014 there were 2.95 million registered drug addicts in China, which is 0.5 million more than in 2013.  We believe the real population of drug addicts is estimated to be about 10 times the registered number in the country. The Chinese government has taken comprehensive measures to address this problem, including centralized compulsory treatment camp, community clinics, psychological consulting and pharmacological therapies. We believe Buprenorphine/Naloxone sublingual tablets will be a major product in Chinese market in treating opioid dependence patients.

Tilidine / Naloxone (under clinical trial). Tilidine / Naloxone Capsules are compound capsules consisting of Tilidine HCL and Naloxone, which is used to treat acute and chronic pain. The mixture of naloxone is claimed to lower the abuse liability of the opioid analgesic. This will be the next generation of our Tilidine product line, and it is currently under Phase 2 clinical trial.

Employees

The Company currently has approximately 346 employees. There are 73 employees in administrative and management, 10 employees in R&D, 19 employees in quality assurance and quality control, 177 employees in production, and 67 employees in sales and marketing.

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
Our independent accountants have included an explanatory paragraph in their audit report raising substantial doubt as to the Company's ability to continue as a going concern, due to the Company's history of losses, negative cash flow from operations, and its working capital deficiency.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of $56.3 million as of June 30, 2016. At June 30, 2016 we had a $10.9 million working capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. That doubt is expressed in the audit report of our independent auditor for the year ended June 30, 2016. If our Company is unable to continue as a going concern, investors in the Company will incur a loss.
Our sales revenue remains small and mainly derives from a single product. A disruption in, or a compromise of, our manufacturing or sales operations, or distribution channels related to that product would materially and adversely affect our financial condition and results of operations.

Sales for the year ended June 30, 2016 mainly derived from a few products approved by the CFDA.  In particular, over 85% of our revenue came from sales of Zhongtong'an. We expect these products will continue to account for a majority of our sales in the next one or two years until our new products are approved, launched and become accepted by the market. Because of our dependence on a few products, any disruption in, or compromise of, our manufacturing operations, sales operations or distribution channels, relating to any of these products could result in our failure to meet shipping and delivery deadlines or meet quality standards, which in turn could result in the cancellation of purchase orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

We pledged the registered trademarks and renewal certificates relating to our principal product, Zhongtong'an, to secure a loan of $4,185,426 that is due on October 25, 2016. In each of the past three fiscal years, sales of Zhongtong'an represented over 80% of our annual sales revenue. We are planning to raise additional capital or seek external financing to replace this loan. If we are unable to satisfy the secured debt, the creditor, Shijiazhuang Construction Investment Group, will be entitled to foreclose on that collateral. If, in that event, we lose our ability to use those trademarks and certificates in connection with the sale of Zhongtong'an, our sales revenue will be drastically reduced.

We lack sufficient capital to fully carry out our business plan.

In order to make our operations cost-efficient, it is necessary that we expand our operations. At the present time, however, our capital resources are sparse. We are exploring various alternatives to improve our financial position and secure other sources of financing. Such possibilities include a new credit facility, new equity raise, new arrangements to license intellectual property, or the sales of selected property rights. If we are unable to secure the necessary capital, we may be unable to achieve the size of operations necessary for profitable operations.

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

The CFDA and Department of Health may impose new regulations concerning the research and development, manufacture, storage, transportation and sale of prescription narcotics. Such regulations may include new labeling requirements, the development and implementation of formal risk minimization action plans, restrictions on prescription and sale of these products. The Chinese government and its agencies could require companies to formulate risk evaluation and mitigation strategies to ensure a drug's benefits outweigh its risks. In addition, the government and its agencies have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. In either case, any such new regulations or requirements may be difficult and expensive for us to comply with, may delay our introduction of new products, may adversely affect our net sales and may have a material adverse effect on our business, results of operations and financial condition.

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

Replacing key employees may be difficult and costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop and commercialize products successfully. We do not maintain "key person" insurance policies on the lives of these individuals or the lives of any of our other employees. The Company has entered into employment agreements with these individuals. We will need to hire additional personnel as we expand our commercial activities. We may not be able to attract or retain qualified management on acceptable terms in the future due to the intense competition for qualified personnel in our industry. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede these objectives.

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

The Chinese government and CFDA regulate the access to supplies of the chemical compounds in some of our current products and products in development, including oxycodone, codeine, buprenorphine, and Tilidine. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation.

Furthermore, the government limits the availability of the active ingredients used in many of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the government agencies for a procurement quota in order to obtain these substances. Any delay or refusal by the agencies in establishing our procurement quota for controlled substances could delay or stop our clinical trials and product launches or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial position and results of operations.

Timing and results of clinical trials to demonstrate the safety and efficacy of products as well as the CFDA's approval of products are uncertain.

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

China is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in China's economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations, or the official interpretation thereof, which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

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

Our operations are carried out through our subsidiary which is located in the PRC. As such, the laws of the PRC govern our businesses and operations. The PRC legal system is a codified system of written laws, regulations, circulars, administrative directives and internal guidelines. The PRC government is still in the process of developing its legal system to encourage foreign investment and to align itself with global practices and standards. As the PRC economy is undergoing development at a faster rate than the changes to its legal system, some degree of uncertainty exists in connection with whether and how existing laws and regulations apply to certain events and circumstances. Some of the laws and regulations and the interpretation, implementation and enforcement of such laws and regulations are also at an experimental stage and are subject to policy changes. Hence, precedents on the interpretation, implementation and enforcement of certain PRC laws are limited and court decisions in the PRC do not have binding effect on lower courts. Accordingly, the outcome of dispute resolutions and litigation may not be as consistent or predictable as in other more developed jurisdictions and it may be difficult to obtain swift and equitable enforcement of the laws in the PRC, or to obtain enforcement of a judgment by a court or another jurisdiction.
There is no assurance that these PRC authorities will not issue further directives, regulations, clarifications or implementation rules requiring us to obtain further approvals in relation to our public listing in the U.S.
Restrictions under PRC law on our PRC subsidiary's ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to our shareholders, and otherwise fund and conduct our business.

All of our sales are earned by our PRC subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC Accounting Standards for Business Enterprises ("ASBEs") to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Furthermore, our PRC subsidiary, which is foreign investment entity ("FIE"), is subject to the PRC rules and regulations on currency conversion. In the PRC, the State Administration of Foreign Exchange ("SAFE") regulates the conversion of the Renminbi into foreign currencies. Currently, foreign investment enterprises (including wholly foreign-owned enterprises) are required to apply to the SAFE for "Foreign Exchange Registration Certificates for FIEs". With such registration certification (which have to be renewed annually), FIEs are allowed to open foreign currency accounts including the "current account" and "capital account". Currently, transactions within the scope of the "current account" (for example, remittance of foreign currencies for payment of dividends) can be effected without requiring the approval of the SAFE. However, conversion of currency in the "capital account" (for example, for capital items such as direct investments, loans and securities) still requires the approval of the SAFE.

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

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditor is located in China, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by PCAOB. Inspections of other firms that PCAOB has conducted outside of China have, at times, identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of PCAOB to conduct inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor's audit procedures or quality control procedures. As a result, investors will be deprived of the benefits of PCAOB inspections.
A material failure of internal control over financial reporting could materially impact the Company's financial results.
In designing and evaluating its internal control over financial reporting, management recognizes that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that the Company's internal control over financial reporting currently provides reasonable assurance of achieving their control objectives. However, no system of internal controls can be designed to provide absolute assurance of effectiveness. See ITEM 9A "Controls and Procedures" later in this Report. A material failure of internal control over financial reporting could materially impact the Company's reported financial results and the market price of its stock could significantly decline. Additionally, adverse publicity related to a material failure of internal control over financial reporting could have a negative effect on the Company's reputation and business.
The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.
The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiary in China would be reduced.
AOB has significant influence over the outcome of matters submitted to shareholders for approval.

           Currently, American Oriental Bioengineering, Inc. ("AOB") owns approximately 22% of our outstanding common stock. As a result, AOB can exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions. AOB's ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Item 1B.  Unresolved Staff Comments

None.

 Item 2. Properties

The Company's facilities are located in Xinle City, Shijiazhuang, Hebei province, about 143 miles from Beijing. We have land use rights that are granted and allocated to us by the People's Republic of China ("PRC") government to the land on which our manufacturing facilities are located. According to Chinese law, the government owns all the land in China, and companies or individuals are authorized to use the land only through land use rights granted or allocated by, or leased from, the PRC government.

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

The Company's technology center is the 4,600 square meters (approximately 49,514 square feet) Aoxing Special Medicine Research Center. The Research Center is equipped with advanced pharmaceutical research facilities, including  troche testing equipment, capsule testing equipment, injection testing equipment, composition testing equipment, chemical analysis equipment, and Chinese traditional medicine extraction testing equipment. The Center is equipped to conduct the research and pilot experimental production of new medicines. The central laboratory of the Research Center includes a precision instrument room, normal instrument room, heating chamber laboratory, chemical reagent room, bacteria inspection room, culture room, specimen room, and observation room. The facility is capable of conducting the entire quality-control supervision and inspection process of raw material, supplementary materials, crude and finished product. The employee training center located in the Research Center has advanced teaching facilities, and is capable of long-distance training and education. The Company has also established close relationships with the National Institute on Drug Dependence of Beijing University.

The Company's factories are equipped with capsule filling machinery manufactured by the Bosch Group of Germany and automatic box filling equipment manufactured by the Uhlmann Company in Germany. The annual production capacity of the first stage analgesic project can reach 140 million capsules, 160 million pieces of troche, 100 million pieces of injectable, 100 million pieces of oral liquid and 100 million bags of palletized granules. The supporting facilities, such as the extraction workshop, engine house, thermal workshop, storehouse, office building, and employee housing, have all been completed.

The executive and production facilities of Hebei Aoxing are located at No. 1 Industry District, Xinle City, Hebei Province, China, 050700. Aoxing Pharma relocated its U.S. office during fiscal 2016 to 1098 Foster City Blvd., Suite 106-810, Foster City, CA 94404.

Item 3.  Legal Proceedings

At present, the Company is not engaged in or the subject of any material legal proceedings.

Item 4.    Mine Safety Disclosures

Not Applicable.
PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock is listed for trading on the NYSE MKT under the symbol "AXN". Set forth below are the high and low close prices for each quarter in our past two fiscal years.

Quarter Ending	High	Low

September 30, 2014	$0.21	$0.19
December 31, 2014	$0.33	$0.30
March 31, 2015	$1.73	$1.58
June 30, 2015	$1.85	$1.75

September 30, 2015	$1.54	$1.43
December 31, 2015	$0.82	$0.62
March 31, 2016	$0.67	$0.62
June 30, 2016	$0.79	$0.64

Holders

Our shareholders list contained the names of 416 registered stockholders of record of the Company's common stock as of September 25, 2016.

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

Issuer Purchases of Equity Securities

The Company did not make any stock repurchases during the quarter ended June 30, 2016.

Recent Sales of Unregistered Securities
On June 23, 2016 the Company issued 150,000 shares of common stock to six employees, including 20,000 shares to our President for Research and Development. The shares were issued as compensation for services, valued at $0.63 per share, the market value on the date of grant. The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the shares were offered privately to employees of the Company. The sales were also exempt from registration pursuant to Regulation S, since the purchasers were non-U.S. persons and resale restrictions were imposed
Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.	590,000	$0.64	3,500,000	(1)
Equity compensation plans not approved by security holders	300,000	$0.71	-
Total	890,000	$0.66	3,500,000
_________________________

(1)
In 2016 the Board of Directors adopted and the shareholders approved the 2016 Stock Incentive Plan. The Plan authorizes the Board to issue up to 3,500,000 shares. The shares may be awarded to employees or directors of Aoxing Pharmaceutical or its subsidiaries as well as to consultants to those entities. The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our combined and consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The discussion in this section contains forward-looking statements that involve risks and uncertainties. As a result of various factors, including those set forth under "Risk Factors" and elsewhere in this report, our actual future results may be materially different from what we expect.

Results of Operations-Comparison of the years ended June 30, 2016 and 2015

Revenue
Revenue for the year ended June 30, 2016 was $32,329,525, representing a 26.9% increase from the revenue of $25,481,199 for the year ended June 30, 2015. The increase in revenue was primarily attributable to the increase in the sales of herbal therapeutics products, especially these products other than the Zhongtong'an. The Company has increased its effort to evaluate the strength of its product portfolio and market these products with large growth potentials. Zhongtong'an, which represents ~80% of total revenue, has sales growth of ~7% year over year during the Fiscal 2016, which is below our initial expectation partly due to inventory drawdown in the sales channels. On the local currency comparison, total revenue increased 33% year over year while the revenue from Zhongtong'an increased 12% year-over-year. The difference in the growth rate between local currency and U.S. dollar is the result of currency devaluation of Chinese yuan against U.S. dollar during the periods.

The following table shows the dollar volume of sales of our primary product lines in each of the past two fiscal years:

	Fiscal 2016	Fiscal 2015
Herbal Therapeutics:
Zhongtong'an	25,981,611	24,325,980
Yiqi Qiangshen Granule	2,665,714	87,806
Others	3,682,200	1,067,413

Total	$32,329,525	$25,481,199

Cost of Goods Sold; Gross Profit

Cost of sales was $7,775,524 for the fiscal year 2016, representing an increase of 36.7% from $5,688,863 for the fiscal year 2015. Gross Margin was 75.9% for the fiscal year 2016 and relatively flat compared to 77.7% for the fiscal 2015. Lower gross margin was mainly the result of product mix shift as we try to increase sales for the products other than Zhongtong'an.

Research & Development Expense

Research and development ("R&D") expenses were $3,143,233 for the year ended on June 30, 2016, representing a significant increase from the $337,067 expended in fiscal 2015. Our R&D expenses may fluctuate significantly from period to period, reflecting the progress and timing of our various drug development projects. The larger expense this year was mainly due to large payments for clinical trials and a large payment for a key raw material used in our R&D program.

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation and benefits payable to general management, finance and administrative staff, professional and legal fees, and bad debt expenses. In the year ended June 30, 2016, our general and administrative expenses were $3,066,634, an increase of 11.4% compared to the $2,753,534 incurred during the previous year. The increase in general and administrative expense was mainly due to professional fees as a result of the registered direct offering of securities during September 2015,

Selling Expense

Selling expense for the year ended June 30, 2016 was $11,613,220, which was 55.7% higher than the selling expense of $7,457,758 for the year ended June 30, 2015. Sales and marketing efforts to introduce the products other than Zhongtong'an and the new Tilidine tablets are the main reasons for higher selling expenses.

Depreciation and amortization

Depreciation and amortization expense decreased 8.3% from $548,319 in fiscal 2015 to $502,862 in fiscal 2016 in part due to changes in currency exchange as the Chinese government devalue its currency against U.S. dollar from fiscal 2015 to fiscal 2016.

Income from Operations

Income from Operations was $6,228,051 for the year ended June 30, 2016, a decline of 28.4% from $8,695,658 for the fiscal year 2015. The decline was mainly due to higher selling expenses and R&D expenses.

Other Income (Expense)

Other income/ (expense) comprises:

•
Net interest expense was $3,456,638 for fiscal 2016, a decrease of 40.1% compared to interest expense of $5,768,094 incurred in fiscal 2015. The decrease of net interest expense was mainly due to lower debt during the period after equity finance in September, 2015 and debt conversion to equity in November, 2015.

•
During the year ended June 30, 2016, we recorded an equity in loss of joint venture of $87,500, which represented our 51% (50% control right) beneficial interest in the loss incurred in that period by our joint venture with Johnson Matthey Plc. The equity in loss of joint venture was $93,352 during fiscal 2015. The losses related to the joint venture with Johnson Mathey Plc will continue at least until the joint venture commences revenue-producing operations.

These non-operating expenses were partially offset by the government subsidies that we recorded as non-operating income. During the year ended June 30, 2016, the Company's subsidiary in China, Hebei Aoxing, received local government subsidies totaling $201,912. These government subsidies were given to the Company with no restrictions and are for operating purposes. We recorded the subsidies and grants as other income. For fiscal 2015, the government subsidy income was $279,893.

Income taxes

Income taxes were $642,245 for the fiscal year 2016. This compares to $2,704,369 Income tax benefits the Company recognized during fiscal 2015. The Company's loss carry forwards for the 5 years prior to fiscal 2015 provided a significant amount of the deferred tax assets.

Net income
The Company realized net income of $2,243,580 for the fiscal year ended June 30, 2016.  However, because the Company owns only 95% of Hebei Aoxing, 5% of that company's net income was attributed to the non-controlling interest.  Therefore the net income for the fiscal year attributable to the shareholders of Aoxing Pharmaceutical was $2,061,224. In comparison, during the fiscal year ended June 30, 2015, the Company's net income was $5,818,473 and, after deducting loss attributable to the 5% minority interest in Hebei Aoxing, net loss attributable to shareholders of Aoxing Pharmaceutical was $5,494,713.
Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

 Our cash balance as of June 30, 2016 was $6,912,100, compared to $5,371,545 as of June 30, 2015. Cash used in Operations during the year ended June 30, 2016 was $534,989, while the net cash provided by operations of $3,025,739 for the year ended June 30, 2015. Cash flow from operation was negatively impacted by higher accounts receivables, which was mainly due to the development of new customers and government's procurement policy changes in the pharmaceutical industry. We expect this trend to reverse during fiscal 2017 and believe the cash flow from operation should be positively impacted by the reverse trend in account receivables.

Our investing activities in fiscal 2016 consisted of $117,862 in cash used to purchase additional property and equipment. This compares to $2,705,298 in cash for investing activities in fiscal 2015. Higher investment in fiscal 2015 was mainly for purchasing additional property and equipment relating to the Tilidine project

Our financing activities provided $2,946,484 in cash during the year ended June 30, 2016, which included $2,739,000 cash from sale of common stock.

We have incurred operating losses in the past and had an accumulated deficit of $56.3 million as of June 30, 2016. However, we have reported positive operating results for both fiscal years 2015 and 2016. The income that we incurred during fiscal 2016, coupled with the issuance of common stock in satisfaction of debt, caused our working capital deficit to improve significantly during fiscal 2016. Our working capital deficit on June 30, 2016 was $10,948,767, which was 46.0% lower than the working capital deficit of $20,143,629 on June 30, 2015. The primary reason for our working capital deficit was the fact that there are $25.5 million in short-term debt owed to banks, related and unrelated parties. In accordance with banking customs in China, our bank loans have, throughout our history, been written on a short-term basis. Our business has survived through the years because our banks have proven willing to renew or replace our short-term debt, and we expect that practice to continue.

Our debt service obligations on June 30, 2016 were as following:

Total	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years
$14,372,630	$14,372,630	-	-	-	-	-
13,317	13,317	-	-	-	-	-
11,070,966	11,070,966	-	-	-	-	-
15,048	15,048	-	-	-	-	-
$25,471,961	$25,471,961	$-	-	-	-	-

Application of Critical Accounting Policies

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for fiscal 2016, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. These estimates were:

•
The determination, described in Note 2 to our Consolidated Financial Statements, to record an allowance for doubtful accounts in the amount of $1,940,354. The determination was based on our review of the credit history of the relevant customers and the results of our collection efforts.

•
The determination, described in Note 2 to our Consolidated Financial Statements, to record an allowance for obsolete inventory in the amount of $584,674. The determination was based on stating at the lower of cost and net realizable value.

•
Our determination, described in Note 16 to the financial statements, to eliminate the previously recorded  allowance for our deferred tax assets, and to record a deferred tax asset of $1,878,595.  The determination to record the asset was based on our expectation that it is more likely than not that we will realize sufficient income within the requisite time period to utilize the deferred asset.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal 2016.

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

Item 8. Financial Statements and Supplementary Data
Index to the Consolidated Financial Statements
Page

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of June 30, 2016 and 2015

F-3	Consolidated Statements of Operations and Other Comprehensive Income/(Loss) for the Fiscal Years Ended June 30, 2016 and 2015

F-4	Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended June 30, 2016 and 2015

F-5	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2016 and 2015

F-6 to F-24	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Aoxing Pharmaceutical Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Aoxing Pharmaceutical Co., Inc. and Subsidiaries as of June 30, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aoxing Pharmaceutical Co., Inc. and Subsidiaries at June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, People's Republic of China
October 5, 2016

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,912,100	$5,371,545
Accounts receivable, net of allowance for doubtful accounts of $1,940,354 and $1,364,330, respectively	11,200,418	5,854,055
Inventories, net	2,841,690	3,240,026
Prepaid expenses and other current assets	5,912,555	6,630,407
TOTAL CURRENT ASSETS	26,866,763	21,096,033

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	25,603,734	28,651,717
Deferred income tax	1,878,595	2,711,610
Other intangible assets, net	1,878,299	484,857
Investment in joint venture	4,200	96,475
TOTAL LONG-TERM ASSETS	29,364,828	31,944,659

TOTAL ASSETS	$56,231,591	$53,040,692

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$11,070,966	$12,484,356
Accounts payable	2,709,819	3,625,139
Notes payable	-	1,631,641
Loan payable – bank	14,372,630	16,316,408
Current portion of loan payable - related parties	13,317	5,793
Current portion of loan payable - others	15,048	-
Accrued expenses and other current liabilities	9,633,750	7,176,325
TOTAL CURRENT LIABILITIES	37,815,530	41,239,662

LONG-TERM LIABILITIES:
Loan payable - related parties	-	8,158
- others	-	1,361,199
Deferred income	340,089	368,751
TOTAL LONG-TERM LIABILITIES	340,089	1,738,108

Common stock, par value $0.001, 100,000,000 shares authorized, 76,209,195and 69,839,259 shares issued and outstanding on June 30, 2016 and June 30, 2015, respectively	76,209	69,839
Additional paid in capital	73,629,751	66,457,250
Accumulated deficit	(56,293,745)	(58,354,968)
Accumulated other comprehensive income	1,723,740	3,066,026
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	19,135,955	11,238,147

NON-CONTROLLING INTEREST IN SUBSIDIARIES	(1,059,983)	(1,175,225)
TOTAL EQUITY	18,075,972	10,062,922

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$56,231,591	$53,040,692

 See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the year ended June 30
	2016	2015

SALES	$32,329,525	$25,481,199
COST OF SALES	7,775,524	5,688,863
GROSS PROFIT	24,554,001	19,792,336

OPERATING EXPENSES:
Research and development	3,143,233	337,067
General and administrative	3,066,634	2,753,535
Selling expenses	11,613,220	7,457,758
Depreciation and amortization	502,862	548,319
TOTAL OPERATING EXPENSES	18,325,949	11,096,679

INCOME FROM OPERATIONS	6,228,051	8,695,657

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(3,456,638)	(5,768,094)
Equity in loss of joint venture, net	(87,500)	(93,352)
Subsidy income	201,912	279,893
TOTAL OTHER EXPENSE	(3,342,226)	(5,581,553)

INCOME BEFORE INCOME TAXES	2,885,825	3,114,104
Income taxes/(benefits)	642,245	(2,704,369)
NET INCOME	2,243,580	5,818,473

Net income attributable to non-controlling interest in subsidiaries	182,356	323,760
NET INCOME ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	2,061,224	5,494,713

OTHER COMPREHENSIVE INCOME (LOSS) :
Foreign currency translation adjustment	(1,342,286)	91,359

COMPREHENSIVE INCOME	718,938	5,586,072
Other comprehensive income (loss) attributable to non-controlling interest	(67,114)	4,568

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$786,052	$5,581,504

EARNINGS PER SHARE
Basic	$0.03	$0.09
Diluted	0.03	0.09

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	73,695,338	63,107,104
Diluted	75,467,672	63,167,104

 See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID-IN	(ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	TOTAL STOCKOLDERS'	NON CONTROLLING	TOTAL
	SHARES	VALUE	SHARES	VALUE	CAPITAL	DEFICIT )	INCOME	EQUITY	INTEREST	EQUITY

Balance - June 30, 2014	49,874,822	$49,875	-	-	$58,315,446	(63,849,681)	2,979,235	(2,505,125)	(1,503,553)	(4,008,678)
Common stock issued for services	360,000	360	-	-	81,490	-	-	81,850	-	81,850
Common stock issued for debt conversion	12,863,690	12,864	-	-	5,562,544	-	-	5,575,408	-	5, 575,408
Common stock issued	6,740,747	6,740	-	-	2,406,948	-	-	2,413,688	-	2,413,688
Amortization for stock options	-	-	-	-	22,822	-	-	22,822	-	22,822
Amortization for management equity compensation	-	-	-	-	68,000	-	-	68,000	-	68,000
Translation adjustments	-	-	-	-	-	-	86,791	86,791	4,568	91,359
Net income	-	-	-	-	-	5,494,713	-	5,494,713	323,760	5,818,473
Balance - June 30, 2015	69,839,259	$69,839	-	-	$66,457,250	(58,354,968)	3,066,026	11,238,147	(1,175,225)	10,062,922
Amortization of Stock options	-	-	-	-	33,196	-	-	33,196	-	33,196
Amortization for managements equity compensation	-	-	-	-	80,381	-	-	80,381	-	80,381
Common stock issued	2,352,941	2,353	-	-	2,736,647	-	-	2,739,000	-	2,739,000
Common stock issued for debt conversion	2,046,995	2,047	-	-	2,659,047	-	-	2,661,094	-	2,661,094
Common stock issued for independent directors	60,000	60	-	-	102,540	-	-	102,600	-	102,600
Common stock issued for services	1,910,000	1,910	-	-	1,560,690	-	-	1,562,600	-	1,562,600
Translation adjustments	-	-	-	-	-	-	(1,342,286)	(1,342,286)	(67,114)	(1,409,400)
Net income	-	-	-	-	-	2,061,224	-	2,061,224	182,356	2,243,580
Balance - June 30, 2016	76,209,195	76,209	-	-	$73,629,751	(56,293,744)	1,723,740	19,135,955	(1,059,983)	18,075,972

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended June 30
	2016	2015
OPERATING ACTIVITIES:
Net income	$2,061,224	$5,494,713
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,026,016	666,293
Deferred income tax expense (benefit)	642,245	(2,704,369)
Inventory markdown reversal	-	(7,861)
Provision for doubtful accounts	703,980	(204,597)
Common stock issued for services	288,777	169,822
Equity in loss of joint venture, net	87,500	93,352
Net loss attributable to non-controlling interests	182,356	323,760
Changes in operating assets and liabilities:
Accounts receivable	(6,691,735)	(1,735,368)
Inventories	151,210	(1,023,777)
Prepaid expenses and other current assets	138,770	(4,102,425)
Accounts payable	(2,207,075)	1,351,651
Accrued expenses and other current liabilities	3,081,742	4,704,545
NET CASH GENERATED FROM (USED IN) OPERATING ACTIVITIES	(534,990)	3,025,739

INVESTING ACTIVITIES:
Acquisition of property and equipment	(117,862)	(2,705,298)
NET CASH USED IN INVESTING ACTIVITIES	(117,862)	(2,705,298)

FINANCING ACTIVITIES:
Proceeds from (repayment of) bank loans	(697,281)	13,018,270
Short-term borrowings	(437,170)	1,029,387
Repayment of other borrowings	-	(10,186,796)
Loans from/(to) related party	1,341,936	(3,611,480)
Sale of common stock	2,739,000	2,423,503
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,946,485	2,672,884

EFFECT OF EXCHANGE RATE ON CASH	(753,078)	48,560

INCREASE IN CASH	1,540,555	3,041,885
CASH – BEGINNING OF PERIOD	5,371,545	2,329,660
CASH – END OF PERIOD	$6,912,100	$5,371,545

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,388,106	$3,113,976
Cash paid for income taxes	$-	$-

Supplemental Disclosures of non-cash activities:
Debt extinguishment using stock	2,662,597	4,866,288
See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

1                BUSINESS DESCRIPTION

Aoxing Pharmaceutical Co., Inc. ("the Company" or "Aoxing Pharma") is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products.

As of June 30, 2016, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. ("Hebei"), which is organized under the laws of the People's Republic of China ("PRC").  As of June 30, 2016, the Company owned 95% of the issued and outstanding common stock of Hebei.

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

In April, 2008, Hebei completed the acquisition of 100% of the registered capital of Lerentang ("LRT").  LRT was engaged in the manufacture and distribution of Chinese traditional medicines focusing on pain management related therapeutics within China.  By 2011 the manufacturing operations of LRT had been completely integrated into Hebei.  Currently over 90% of the Company's revenues derive from one herbal extraction, obtained from the acquisition of LRT, which is used to alleviate oral/dental and bone pain.

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

2                SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company's functional currency is the Chinese Renminbi (RMB). However, the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Use of estimates in the preparation of financial statements

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, the recoverability of the carrying amount and estimated useful lives of long-lived assets, allowance for accounts receivable, realizable values for inventories, valuation allowance of deferred tax assets, impairment assessment of goodwill, and share-based compensation expenses. Management makes these estimates using the best information available at the time the estimates are made. However, actual results when ultimately realized could differ significantly from those estimates.

Cash and cash equivalents

The Company maintains cash and cash equivalents with financial institutions in the PRC which are not insured or otherwise protected. Should any of these institutions holding the Company's cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. The balances of allowance for doubtful accounts are $1,940,354 and $1,364,330 at June 30, 2016 and 2015 respectively. The Company recorded bad debt expense of $576,024 for the year ended June 30, 2016 and bad debt written back of $204,597 for the year ended June 30, 2015, respectively.

Inventories, net

Inventories are stated at the lower of cost, determined using the weighted average cost method, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company wrote-off $118,846 of obsolete inventory during the year ended June 30, 2016. The Company charged $108,601 against the allowance for obsolete inventory during the year ended June 30, 2015. For the years ended June 30, 2016 and 2015, the Company's allowance for obsolete inventory is $584,674 and $633,948, respectively.

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016
All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company's land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 50 years and they will expire in 2053.
Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.
Estimated useful lives are as follows:
Right to use land	50 years
Building and building improvements	35 years
Machinery and equipment	10 years
Furniture and office equipment	5 years
Automobiles	8 years

Intangible assets

Definite lived intangible assets include drug permits recorded at cost less accumulated amortization and any recognized impairment loss. The drug permits were acquired in 2008 when the Company purchased LRT and are amortized over their estimated useful life of 15 years on a straight-line basis. In addition, the Company acquired the intellectual properties relating to Lorcaserin Hydrochloride, Caffeine tablets and Caffeine buccal tablets, and Buprenorphine/naloxone through issuance of the Company's common stock. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with the Impairment or Disposal of Long-Lived Assets ASC 360-10. In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, "Impairment or Disposal of Long-Lived Assets", the Company performs an intangible asset impairment test for its definite-lived intangibles whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The intangible assets balance as of June 30, 2016 and June 30, 2015 were $1,878,299 and $484,857 respectively.

Revenue Recognition
In accordance with the ASC Topic 605, "Revenue Recognition", the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. The agreements with customers do not contain any rights of return other than for goods that fail to meet the specifications provided by the customer or other quality problems. The Company has not experienced any significant returns from customers and accordingly, in management's opinion, no reserve for returns is provided.
The Company derives revenues from the sale of pharmaceutical products. The Company recognizes its revenues net of value-added taxes ("VAT"). The Company is subject to VAT which is levied on the majority of the products at the rate 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

The Company recognizes revenue from the sale of products upon customers' receipt of the shipment at the customers' facility or upon when the transfer of title and risk of loss has transferred to the customer. The Company has distributor arrangements with certain parties for sale of its pharmaceutical products. The distributor agreements do not provide chargeback, price protection, or stock rotation rights.
Research and Development

Research and development is charged to expense as incurred.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Non-controlling interest
Non-controlling interests in our subsidiaries are recorded in accordance with the provisions of ASC Topic 810, "Consolidation", and are reported as a component of our equity, separate from the parent's equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, If any, will be reported at fair value with any gain or loss recognized in earnings.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Under ASC 810-10-45-21, losses attributable to the parent and the non-controlling interest in a subsidiary may exceed their interests in the subsidiary's equity. The excess, and any further losses attributable to the parent and the non-controlling interest, shall be attributed to those interests. That is, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance
Currency translation

Since the Company operates primarily in the PRC, the Company's functional currency is the Chinese Yuan ("RMB") while the reporting currency is the United States Dollars ("USD"). Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders' equity.  Gains and losses from foreign currency transactions are recognized in current operations.

	2016	2015
Year ended RMB: US$ exchange rate	6.6453	6.1288
Average yearly RMB: US$ exchange rate	6.4385	6.1452

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Fair value of financial instruments

The Company has adopted ASC Topic 820, "Fair Value Measurement and Disclosure", which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

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

JUNE 30, 2016

The carrying amount of cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short term nature of these items.

As of June 30, 2016, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company's short-term borrowings, loans payable, related party notes payable and unrelated party notes payable that are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of June 30, 2016.

As of June 30, 2016, the Company does not have any level 3 financial instruments. The Company uses the discounted cash flow approach when determining fair values of its non-recurring fair value measurements when required. We determine the fair value of our goodwill for purposes of comparing to the carrying value on at least an annual basis. Our goodwill would be adjusted to fair value if it is deemed to be impaired. Certain unobservable units for these assets are offered quotes, lack of marketability, long-term revenue growth rates and discounts rates. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. In general, a change in the long-term growth rate of our Hebei Aoxing business unit could negatively affect the fair value of our goodwill.

Comprehensive income

ASC Topic 220, "Comprehensive Income", establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income or loss, as presented in the accompanying statement of changes in shareholders' equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit

Earnings per share

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

Statement of cash flows

In accordance with the provisions of Accounting Standards Codification on "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

ASC Topic 280, "Segment Reporting" establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the year ended June 30, 2016, ASC 280 has an immaterial effect on the Company's financial statements, as the Company consists of one reportable business segment.  All revenue is from customers in the PRC.  The majority of the Company's assets are located in the PRC.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ("ASU 2015-14") in August 2015. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" ("ASU 2016-08") in March 2016, ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10") in April 2016, and ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12"), respectively.  The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers.  ASU 2016-10 clarifies guideline related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard.  The updates in ASU 2016-10 include targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders.  It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis.  ASU 2016-12 addresses narrow-scope improvements to the guidance on collectibility, non-cash consideration, and completed contracts at transition.  Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers.  The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as ASU 2014-09.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 on our financial statements.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11"). The amendments in this update require an entity to measure inventory within the scope of ASU 2015-11 (the amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards ("IFRS"). ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of ASU No. 2015-11 to have a material impact on our financial statements.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17").  Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting.  Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference.  To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  We do not expect the adoption of ASU 2015-17 to have a material impact on our financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02").  The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases.  Topic 842 specifies the accounting for leases.  The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.  The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840.  Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP.  The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities.  Early application of the amendments in ASU 2016-02 is permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our financial statements.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, requiring the recognition of the income tax effects of stock awards in the income statement when the awards are settled and allowing the Company to repurchase more of an employee's shares than allowed under current guidance, without triggering liability accounting. This ASU also addresses simplifications related to statement of cash flows classification and accounting for forfeitures. This ASU is effective for the Company beginning in the first quarter of 2017 and allows for early adoption. The Company is currently evaluating the impact this ASU will have on its Consolidated Financial Statements.
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13").  Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We are currently evaluating the impact of the adoption of ASU 2016-13 on our financial statements.
These ASUs are effective for the Company beginning in the first quarter of 2018, allow for early adoption in the first quarter of 2017 and may be applied using either a full retrospective approach or a modified retrospective approach. The Company is currently evaluating the method of adoption and the impact these ASUs will have on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net), clarifying the principal versus agent guidance in the new revenue recognition standard, by revising the indicators to focus on evidence that the company is a principal.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, reducing the complexity when applying the guidance for identifying performance obligations and clarifying how to determine whether revenue related to a performance obligation for an intellectual property license is recognized over time or at a point in time.
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, clarifying certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

3                 GOING CONCERN

We have incurred operating losses in the past and had an accumulated deficit of $56.3 million as of June 30, 2016. In addition, we had negative working capital of $10.9 million as of June 30, 2016, although this is a significant improvement from the negative working capital of $20.1 million as of June 30, 2015. Currently and historically, the Company has managed to operate the business with negative net working capital. The Company's negative working capital is primarily due to our accumulated deficit, which we funded by short-term bank loans.

The Company is able to operate with negative net working capital because of loans from banks and related parties. The Company believes future positive operating cash flows, continued support from related parties, and the ability to continue to roll over short-term debt, taken together, provide adequate resources to fund ongoing operations in the foreseeable future. The Company may also seek equity financing to replace both short-term and long-term debts. The Company believes that the increased market demand for its main products in the near term and the sales from several new products in future years will produce substantial positive cash flow.

Management of the Company believes that the Company's large negative working capital will continue to improve during fiscal year 2017. Management expects the improvement to come from improved operating results, by extending short term into longer term loans, and by selling equity and converting debt to equity. Management anticipates that these improvements will enable the Company to reduce current high interest expenses and fund on-going operations.  The management of the Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position going forward. In September 2015, the Company sold 2,352,941 shares of common stock and 1,764,706 common stock purchase warrants to an institutional investor and also issued warrants to purchase 141,176 shares of common stock to the placement agent and its affiliates. The company received a net proceed of $2,739,000. Each warrant will permit the holder to purchase one share of common stock from the Company at $1.74 per share. The Company will receive a total of $3,316,234.68 if the warrants are exercised. In November 2015, the Company converted $2.66 million high interest bearing debt into 2,046,995 shares of common stock.

4                 INVENTORIES, NET

Inventories consist of the following:

	June 30,
	2016	2015
Work in process	$568,876	$383,950
Raw materials	805,024	676,590
Finished goods	1,467,790	2,179,486
	$2,841,690	$3,240,026

The allowance for obsolete inventory as of June 30, 2016 and 2015 was $584,674 and $465,828, respectively.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

5                PROPERTY AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	June 30,
	2016	2015
Right to use land	$7,526,481	$8,160,781
Building and building improvements	20,289,583	19,388,880
Machinery and equipment	3,983,597	6,882,678
Furniture and office equipment	608,484	650,851
Automobiles	116,317	126,120
Construction in progress	486,731	460,113
	33,011,193	35,669,423
Accumulated depreciation and amortization	7,407,459	7,017,706
	$25,603,734	$28,651,717

Depreciation expense for the years ended June 30, 2016 and 2015 were $508,775 and $634,344, respectively.

6                 EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company accounts for its investment in API (see Note 1) under the equity method of accounting.

Summarized unaudited financial information for our investment in API, assuming a 100% ownership interest, is as follows:
	June 30,
	2016	2015
Current assets	$9,602	$11,767
Noncurrent assets	654,213	758,649
Current liabilities	710,148	640,416
Noncurrent liabilities	-	-
Equity	(46,333)	130,000
Revenues	-	-
General and administrative expenses	166,229	183,044
Net loss	$(166,229)	$(183,044)

The Company recorded a loss on investment of $87,500 and $93,352 for the years ended June 30, 2016 and 2015 respectively for its 51% (50% control right) share of API.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

7                SHORT-TERM BORROWING

Short-term borrowing consists of the following:

	June 30,
	2016	2015
Shijiazhuang Finance Bureau (a)	$75,241	$81,582
Shijiazhuang Construction Investment Group Co., Ltd (b)	4,815,426	5,058,086
Mr. Li Hui (c)	-	2,304
Hebei Henghui Investment Management Co., Ltd (d)	2,117,283	3,263,282
TianJin Heng Xing Mirco Finance Bureau (e)	3,762,052	4,079,102
Xinle SASAC Office (f)	300,964	-
Total	$11,070,966	$12,484,356

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

(f) A short term loan from Xinle State-Owned Assets Supervision and Administration Commission. This loan bears an annual interest rate of 9.6%. The term was from January 25, 2016 to June 25, 2016 and was extended to March 31, 2017.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

8                 LOAN PAYABLE – BANK
Loan payable – bank consist of the following loans collateralized by assets of the company:

	June 30,
	2016	2015
Bank Note in the amount of 30 million RMB with Shijiazhuang Huirong Rural Cooperative Bank bearing an annual interest rate of 10% made on September 23, 2014. The note matured on November 22, 2014 and was extended to September 15, 2016	$4,514,462	$4,894,922

Bank Note in the amount of 27 million RMB with Postal Savings Bank bearing an annual interest rate of 7.08%, made on July 22, 2014 for one year maturing on July 21, 2015 and was extended to April 6, 2017.	3,859,865	4,894,922

Bank Note in the amount of 20 million RMB with China Merchant Bank bearing an annual floating rate of 5.98%, initially made on December 27, 2013, renewed on January 13, 2015 for one year maturing on April 4, 2017.	2,991,584	3,263,282

Bank Note in the amount of 19.9 million RMB with China Everbright Bank bearing 5.655% interest per annum made on January 16, 2015 for one year maturing on January 15, 2016 and was extended to February 24, 2017.	3,006,719	3,263,282

	$14,372,630	$16,316,408

9                 LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 10.0% per annum as of June 30, 2016 and June 30, 2015.

10               LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties bears interest at an average rate of 10.0% per annum as of June 30, 2016 and June 30, 2015.

11               NOTES PAYABLE

Notes payable represents notes payable to the third party banks. It was $0 and $1,631,641 as of June 30, 2016 and 2015, respectively.
12                      DEFERRED INCOME
The balance of deferred income is the result of government grants received for the improvement of the production line of the Zhongtong'an product. As the project was, this government grants were transferred from construction in progress (CIP) to building and building improvements.  The government grants, which is recorded as deferred income, are recognized as subsidy income on a systematic basis (straight-line method) over the useful life of the fixed asset, which is 35 years in this case.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

13              ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	June 30,
	2016	2015
Accrued salaries and benefits	$1,168,653	$1,616,963
Accrued interest	2,602,674	2,073,073
Accrued taxes	2,619,533	1,281,704
Accrued marketing fee	569,082	442,460
Accrued office expenses	779,040	166,720
Deposit payable	588,905	572,105
Due to employee	43,316	46,967
Advance from customers	413,848	291,005
Other accounts payable	572,013	241,512
Other accrued expenses and current liabilities	276,686	443,816
	$9,633,750	$7,176,325

14              STOCK OPTIONS

On January 1, 2015, the Company issued a total of 300,000 common stock purchase options to management. This stock compensation grant was valued at $74,691 and the Company recorded $22,822 stock option compensation expense for the year ended June 30, 2015.

The unrecognized compensation expense for the Company as of June 30, 2015 and 2016 were $51,869 and $18,673 respectively.

The Company calculated the estimated fair value of the options of the grant date using the Black-Scholes Option Pricing Model with the following assumptions:

For the year ended June 30, 2016
Estimated dividends	None
Expected volatility	101.63%
Risk-free interest rate	1.65%
Expected term (years)	5

The model requires the input of subjective assumptions including the expected stock price volatility and the expected dividend yield. The Company uses historical experience of employee turnover and future expectation to estimate forfeiture rate. For expected volatilities, the Company has made reference to historical volatilities of the Company's stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury Bills yield in effect at the time of grant.
On January 5, 2016, the Board of Directors granted options for a total of 590,000 shares of common stock to 25 employees of the Company. The options are exercisable at a price of $.64 per share, which was the closing price for the common stock on January 4, 2016. Each option has a term of five years. The options vested on June 23, 2016 when they were approved by the shareholders of the Company. The Company calculated the estimated fair value of the options of the grant date using the Black-Scholes Option Pricing Model with the following assumptions:

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

For the year ended June 30, 2016
Estimated dividends	None
Expected volatility	117.21%
Risk-free interest rate	2.92%
Expected term (years)	5

A summary of option activity as of June 30, 2016 and 2015, and changes during the years then ended is as followings:

			Weighted-avg.	Aggregate
		Weighted-avg.	remaining	intrinsic
	Shares	Exercise Price	Term (yr.)	Value

On June 30, 2013	132,000	$2.00	1.1	$0
Granted:	-	$-	-	-
Exercised:	-	-	-	-
Forfeited:	-	-	-	-
On June 30, 2014	132,000	$2.00	0.1	$0
Granted:	300,000	$0.33	5.0	-
Exercised::	-	-	-	-
Forfeited:	(132,000)	-	-	-
On June 30, 2015	300,000	$0.33	4.5	$426,000
Granted:	890,000		-	-
Exercised:	-		-	-
Forfeited:	300,000		-	-
On June 30, 2016	590,000	$0.33	4.0	$426,000

15               ISSUANCE OF COMMON STOCK

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

On February 3, 2015, the Company issued 300,000 shares of common stock to management at $0.33 per share. The shares are equally vested on January 1, 2016, January 1, 2017 and January 1, 2018. The Company recorded $30,250 stock compensation expense for the year ended June 30, 2015 and the unrecognized compensation expense was $68,750.

On February 3, 2015, the Company issued 40,000 shares of common stock to independent directors at $0.39 per shares for services rendered by them.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

The fair value of the warrants issued was estimated by using the Black-Scholes-Merton Option Pricing Model with the following assumptions:

For the year ended June 30, 2016
Investor
Stock price	0.64
Exercise price	1.74
Expected life in years	4.2
Annualized Volatility	140.71%
Annual Rate of Quarterly Dividends	1.65
Discount Rate - Bond Equivalent Yield	1.01

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

The Company applied its best judgment to estimate key assumptions in determining the fair value of the warrants on the date of issuance. The Company used historical data to estimate stock volatilities. The risk-free rates are consistent with the terms of the warrants and are based on the United States Treasury yield curve in effect at the time of issuance.

The weighted average fair value of warrants granted for the year ended June 30, 2016 was $0.49 per share. No warrants were exercised, cancelled or expired during the period ended June 30, 2016.

On November 4, 2015, the Company reached agreement with three of its creditors to convert $2.66 million high interest bearing debt into 2,046,995 shares of common stock. The shares were valued at $1.30 per share and will be restricted under Rule 144.

On January 5, 2016 the Board of Directors approved three technology acquisition agreements made by the Company during December 2015. Pursuant to the agreements, the Company (a) issued 800,000 shares of common stock and paid $123,000 to acquire technology relating to the formulation of Lorcaserin Hydrochloride for $0.66 per each stock, (b) issued 500,000 shares of common stock and paid $77,000 to acquire certain technology relating to the formulation of caffeine tablets for $0.66 per each stock, and (c) issued 500,000 shares of common stock and paid $77,000 to acquire certain technology relating to the formulation of Buprenorphine/ Naloxone for $0.71 per each stock. The share price was determined by the Company's stock price at the issuance date.

On January 5, 2016 the Board of Directors approved two consulting agreements pursuant to which a total of 110,000 shares of common stock were issued in exchange for media and investor relations consulting services for $0.66 per each stock based on the Company's stock price at the issuance date.

16              TAXES

The Company's Chinese subsidiaries are governed by the Income Tax Law of the People's Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax at the U.S. statutory rate to the Company's effective tax rate is as follows:

	Year Ended June 30,
	2016	2015

Tax at U.S. Statutory rate	$1,010,039	$1,089,936
Tax rate difference between China and U.S.	(1,271,231)	(1,046,086)
Change in Valuation Allowance	233,892	(1,031,621)
Net operating loss expired	-	955,983
Stock and option compensation	27,300	31,788
Impairment loss on goodwill	-
Effective tax rate	$-	$-

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

The provisions of income taxes (credit) are summarized as follows:

	Year Ended June 30,
	2016	2015

Current	$(190,770)	$-
Deferred - U.S.	(483,789)	(229,859)
Deferred – China	1,082,912	(1,442,889)
Valuation allowance - U.S.	483,789	229,859
Valuation allowance – China	(249,897)	(1,261,480)
Total	$642,245	$(2,704,369)

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of June 30, 2016 and 2014 are as follows:

	Year Ended June 30,
	2016	2015

Net operating loss carryforward - China	$213,060	$1,342,696
Net operating loss carryforward - US	2,418,909	1,935,121
Allowance for doubtful accounts	447,294	823,190
Accrued salary payable	139,330	338,390
Uninvoiced expenses	782,360	-
Others	309,264	469,944
	4,310,217	4,909,341
Less: valuation allowance- U.S.	(2,418,909)	(1,935,121)
valuation allowance- China.	(12,713)	(262,610)
Deferred tax assets	$1,878,595	$2,711,610

The Company's net operating loss was as follows

Fiscal year to be expired	Amount of net operating loss
FY 2017	$8,490,144
FY 2018	2,350,563
FY 2019	7,896,369
FY 2020	1,322,799
FY 2021	1,382,254
21,442,129

As of June 30, 2015, the Company has recognized deferred tax assets of $1,878,595. The Company's loss carry forwards for the past 5 years produced a significant amount of the deferred tax assets and the realization of tax loss carry forwards are deemed to be probable. Therefore, the Company determined it was appropriate under US GAAP to recognize the deferred tax assets during the Fiscal 2016.

For the year ended June 30, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2016 and 2015, the Company did not have any significant unrecognized uncertain tax positions.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

17              CONCENTRATIONS

Sales to two major customers were 13% and 5% of total sales for the year ended June 30, 2016.  Sales to two major customers were 7% and 5% of total sales for the year ended June 30, 2015.

Sales of one major product represented approximately 85% and 95% of total sales for the years ended June 30, 2016 and 2015, respectively.

Two major customers accounted for 8% and 7% of outstanding accounts receivable as of June 30, 2016. Two major customers accounted for 4% and 0.1% of outstanding accounts receivable as of June 30, 2015.

 18             SUBSEQUENT EVENTS
In accordance with ASC 855 "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after June 30, 2016 up through the date we issued the consolidated financial statements and has determined that there was no other material event that occurred after the date of the balance sheets included in this report.

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
The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.
Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2016, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control –Integrated Framework (1992) as a basis for our assessment.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we did not identify material weakness in our internal control over financial reporting.   Accordingly, management's assessment is that the Company's internal controls over financial reporting were effective as of June 30, 2016.

Because we are a smaller reporting company, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item10. Directors, Executive Officers, and Corporate Governance.

The following individuals are the members of Aoxing Pharma's Board of Directors and/or its executive officers.

Name	Age	Position	Member of the Board Since
Zhenjiang Yue	57	Chairman of the Board, Chief Executive Officer	2006

Min Jun	57	Director	2008

Guozhu Xu	70	Director	2008

Yang Li	36	Director	2012

Yuelin Zhang	60	Director	2016

Zheng James Chen	51	Chief Financial Officer	--

Guoan Zhang	46	Senior Vice President - Finance	--

Guirong Zhou	62	President of Research & Development	--

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

Biographical Information of Directors and Executive Officers

Biographical information with respect to the Company's current executive officers and directors is provided below.

Zhenjiang Yue. In 2000, after securing the approval of the Hebei Provincial Government, Mr. Yue established the Hebei Aoxing Group. Since 2000, Mr. Yue has been employed as the President and General Manager of Hebei Aoxing Pharmaceutical Co. Ltd. Prior to organizing Hebei Aoxing, Mr. Yue was engaged in senior management of a number of private enterprises, including a carpet factory, a precast metal factory, the Hebei Brewery Plant, and China Aoxing Food & Brewery Co. Ltd (all in the PRC). Mr. Yue's day to day leadership, as chief executive officer of the Company, provides him with intimate knowledge of our operations.

Jun Min was one of the founders of American Oriental Bioengineering Company, which is the largest shareholder of Aoxing Pharma. Mr. Min has served as Vice President and a member of Board of Directors of AOB since 2002. Mr. Min has over 20 years of experience in operations management, and has an extensive knowledge of the consumer and pharmaceutical products industries in China. Mr. Min earned a Bachelor's Degree with a concentration in Business Management from the Harbin Broadcast & Television University in 1986, and an Executive Master's in Business Administration degree from Preston University in 2005. Mr. Min brings his extensive experience in operations management in China to the Board and the Company.

Dr. Guozhu Xu has, since 1990, been employed as Director of the China National Drug Dependence Institute at Beijing University, with responsibility for clinical management. Until recently, Dr. Xu served as a Committee Member of the Center for Drug Evaluation at the China State Food and Drug Administration ("CFDA"). In that role, Dr. Xu was the primary investigator for over seventy clinical programs in pain management, representing over 80% of new pain management drugs approved by the CFDA. Dr. Xu is an associate director of China Drug Abuse Prevention magazine and has published over 100 articles regarding drug research and development. Dr Xu received his medical degree from Beijing Medical University in 1970. Dr. Xu brings his technical, industry and operational expertise to the Board.

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

Yuelin Zhang brings to the board more than 30 years of experience in the pharmaceuticals industry in China. Mr. Zhang has been the general manager for Shijiazhuang Xinantai Pharmaceutical Logistics Limited since 2012. From 2007 to 2012 Mr. Zhang was employed as deputy general manager by Hebei Fuge Pharmaceutical Limited. Prior to joining Hebei Fuge Pharmaceutical Limited, Mr. Zhang had been general manager for Shijiazhuang Yuanzheng Keyun Limited and, before that, Wuji Huamao Pharmaceutical Limited.

Dr. Zheng James Chen joined Aoxing Pharma in 2016. From 2012 to 2016 Dr. Chen was employed as the CFO of Origin Agritech Limited (NASDAQ: SEED), an agricultural biotechnology company headquartered in Beijing. From 2008 to 2012 Dr. Chen was employed as an investment manager by Abu Dhabi Investment Authority. From 2003 to 2008 Dr. Chen worked as an equity research analyst with three investment banking firms: Fulcrum Group Partners, Morgan Joseph and BB&T Capital Markets. Dr. Chen is currently a Director and the Chairman of the Audit Committee of the Board of Directors of China Finance Online (NASDAQ: JRJC), and the Chairman of the Board of Supervisors of Linjiang Chemicals, which is listed on the New Third Board in China. Dr. Chen received his Ph.D. Degree in Chemical Engineering from the University of Connecticut in 1996 and his M.B.A degree from New York University in 2004.

Guoan Zhang has been the Company's Senior Vice President of Finance since June 2010. Mr. Zhang also served as the Company's Acting Chief Financial Officer from July 2012 to December 2014. Prior to the appointment of Mr. Zhang as the Company's Senior Vice President of Finance, Mr. Zhang was the Senior Director of Financial Operation of the Company between January 2009 and February 2010. Mr. Zhang was Vice General Manager of Finance of LRT between 2007 and 2008. Mr. Zhang graduated from Heilongjiang School of Business and he is a Certified Public Accountant in China.

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

There are no material legal proceedings to which any director, executive officer or affiliate of the Company, any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any associate of any such director, executive officer, affiliate or security holder is a party adverse to the Company or has a material interest adverse to the Company. There are no family relationships between any of the Company's executive officers or directors and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

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

There were no material changes to the procedures by which shareholders may recommend nominees to the Board since the Company's last disclosure of such policies.

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

Name	Board of Directors	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Zhenjiang Yue	**
Jun Min	*
Yang Li (1)	*	**	*	*
Guozhu Xu	*	*	**	**
Yuelin Zhang (2)	*	*	*	*
Meetings in fiscal 2016	11	4	3	3

*	Denotes membership
**	Denotes chairmanship
(1)	Audit Committee financial expert
(2)	Yuelin Zhang was appointed to the Board of Directors in June 2016.

Audit Committee

Yang Li currently serves as Chairman of the Audit Committee. The Board has determined that Yang Li is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K under the Securities Act and is "independent" as defined under applicable rules and regulations. Guozhu Xu and Yuelin Zhang are the other members of the Audit Committee. The Board has determined that each of the members of the Audit Committee satisfies the independence requirements of the NYSE MKT.

The purposes of the Audit Committee are to assist the Board in its general oversight of Aoxing's financial reporting, internal controls and audit functions.  As described in the Audit Committee Charter, the Audit Committee's primary responsibilities are to oversee on behalf of the Board:

•	the Company's accounting financial reporting processes and the integrity of its financial statements;

•	the audits of the Company's financial statements and the appointment, compensation, qualification, independence and performance of the Company's independent auditors;

•	the Company's compliance with legal and regulatory requirement; and

•	the performance of the Company's internal audit function and internal control over financial reporting.

Compensation Committee

Guozhu Xu serves as Chairman of the Compensation Committee. Yang Li and Yuelin Zhang are the other members of this Committee. The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NYSE MKT. The purpose of the Compensation Committee is to assist the Board in determining the compensation of the Chief Executive Officer and make recommendations to the Board with respect to the compensation of the Chief Financial Officer, other executive officers of the Company and the independent directors.  In furtherance of this purpose, the Compensation Committee has the following authority and responsibilities:

•	annually review the Company's corporate goals and objectives relevant to the CEO's compensation;

•
evaluate the CEO's performance in light of such goals and objectives; and, either as a Compensation Committee or, together with the other independent directors (as directed by the Board), determine and approve the CEO's compensation level based on this evaluation; annually review and make recommendations to the Board with respect to non-CEO executive officer and independent director compensation to assist the Board in making the final determination as to non-CEO executive officer and independent director compensation;

•
establish measurements that will ensure that the Company's compensation program is effective in attracting and retaining key employees, reinforce business strategies and objectives for enhanced stockholder value, and administer the compensation program in a fair and equitable manner consistent with established policies and guidelines;

•	make recommendations to the Board with respect to the Company's incentive-compensation plans and equity-based plans that are subject to the Board's approval;

•
make recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans; approve any stock option award or any other type of award as may be required for complying with any tax, securities, or other regulatory requirement, or otherwise determined to be appropriate or desirable by the Compensation Committee or Board;

•
review and assess the adequacy of this charter annually; review and approve the compensation disclosure and analysis prepared by the Company's management, as required to be included in the Company's proxy statement or annual report on Form 10-K filed with the SEC;

•	produce a Compensation Committee report on executive officer compensation as required by the SEC to be included in the Company's proxy statement or annual report on Form 10-K filed with the SEC.

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

Nominating and Corporate Governance Committee

Guozhu Xu serves as Chairman of the Nominating and Corporate Governance Committee.  Yang Li and Yuelin Zhang are the other members of this Committee. The Nominating and Corporate Governance Committee has the following responsibilities as set forth in its charter:

•	to review and recommend to the Board with regard to policies for the composition of the Board;

•	to review any director nominee candidates recommended by any director or executive officer of the Company, or by any shareholder if submitted properly;

•
to identify, interview and evaluate director nominee candidates and have sole authority to retain and terminate any search firm to be used to assist the Committee in identifying director candidates and approve the search firm's fees and other retention terms;

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

Based solely upon a review the Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during the Company's most recent fiscal year, it is the Company's understanding that all such required filings have been made on a timely basis, except that Zhenjiang Yue was late in filing one Form 4.

 Item 11.  Executive Compensation

The following table sets forth all compensation earned by Zhenjiang Yue for services as Chief Executive Officer during the years ended June 30, 2016, 2015 and 2014 and by Zheng James Chen for services as Chief Financial Officer during the year ended June 30, 2016. There were no other executive officers whose total salary and bonus for the fiscal year ended June 30, 2016 exceeded $100,000.

Summary Compensation Table

	Year	Salary		Bonus	Stock Award	Option Award		Other Compensation	Total
Zhenjiang Yue	2016	$155,316	(1)	-	-	-		-	$155,316
	2015	$162,729	(2)	-	-	-		-	$162,729
	2014	$162,689	(3)	-	-	-		-	$162,689
Zheng James Chen	2016	$137,500	(4)	-	-	300,000	(5)	-	$330,000

(1)	The dollar equivalent of 1,000,000 RMB, based on the exchange rate of 6.4385 RMB per dollar
(2)	The dollar equivalent of 1,000,000 RMB, based on the exchange rate of 6.1452 RMB per dollar
(3)	The dollar equivalent of 1,000,000 RMB, based on the exchange rate of 6.1467 RMB per dollar
(4)	Zheng James Chen was first employed on February 1, 2016
(5)	300,000 stock option award at $0.71 exercise price vesting over 3 years

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

The Company has employment agreements with the following named executive officer. The following is a description of those agreements.

Executive Employment Agreement dated as of January 13, 2010 with Zhenjiang Yue.  This agreement provides that Mr. Yue will serve as the Company's Chief Executive Officer.  The Company agreed to pay Mr. Yue an annual salary of 1 million Chinese Yuan (approximately US$158,000).  The Company may also pay him a cash bonus, within the discretion of the Board.  In addition, subject to the approval of the Board, Mr. Yue is eligible to receive equity based award in the form of restricted common stock, stock option or other securities by the Company from time to time.  The term of the agreement ended on January 13, 2014, but it renewed for consecutive one year terms unless affirmatively terminated by either party.  The Company can terminate the agreement at any time without cause, but will be liable for six months' severance pay.   The agreement contains a covenant of non-competition by Mr. Yue for one year after termination, unless he is terminated without cause or he terminates for good reason.

Executive Employment Agreement dated as of January 28, 2016 with James Chen.  This agreement provides that Dr. Chen will serve as the Company's Chief Financial Officer.  The Company agreed to pay Dr. Chen an annual salary of US$330,000.  Dr. Chen is entitled to choose to receive common stock in lieu of salary for one or more periods of one, three or six months, with the shares valued at market price at the beginning of each such period The Company also grant Dr. Chen 300,000 stock options at exercise price of $0.71 vesting over 3 years.  The term of the agreement ends on January 28, 2019. The Company can terminate the agreement at any time without cause, but will be liable for two months' severance pay.   The agreement contains a covenant of non-competition by Dr, Chen during the employment period.

Equity Grants in Fiscal 2016

The following tables set forth certain information regarding the stock options and restricted shares acquired by the Company's Executive Officer and Financial Officer during the year ended June 30, 2016 and those options held by them on June 30, 2016.

Option Grants in the Last Fiscal Year

	Number of securities underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
Zhenjiang Yue	-	-	-	-
James Chen	-	300,000	0.71	January 28, 2021

Restricted shares Grants in the Last Fiscal Year

	Number of restricted shares vested	Number of Restricted shares unvested	Grant date share price ($)	Vesting period
Zhenjiang Yue	-	-	-	-
James Chen	-	-	-	-

 Compensation of Directors

The members of the Board receive remuneration in cash and/or restricted shares of the common stock for the period of their duties as shown below:

·	No compensation for Zhenjiang Yue or Jun Min
·	RMB 4,000 per month and 20,000 shares of common stock annually for Yang Li
·	RMB 4,000 per month and 20,000 shares of common stock annually for Guozhu Xu
-	RMB 4,000 per month and 20,000 shares of common stock annually for Yuelin Zhang

The following table sets forth all compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, for each of the directors for the fiscal year ended June 30, 2016. The Board members have the option of receiving fees earned in cash or restricted stock.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Zhenjiang Yue	-	-	-	-
Jun Min	-	-	-	-
Yang Li	7,455	8,061	-	15,516
Hui Shao (1)	7,455	8,061	-	15,516
Yuelin Zhang (2)	-	-	-	-
Guozhu Xu	7,455	8,061	-	15,516

(1)	Hui Shao was appointed to the Board of Directors in January 2015 and served until June, 2016.
(2)	Yuelin Zhang was appointed to the Board of Director in June, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information regarding the beneficial ownership of our common stock, by:

·	each person known to us that beneficially owns more than 5% of our outstanding shares of common stock;
·	each of our directors;
·	each of our named executive officers; and
·	all of our current directors and executive officers as a group.

There are 76,209,195 shares of our common stock issued and outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Zhenjiang Yue	12,161,375	(2)	16.0%
Jun Min	0(3)		*
Yang Li	40,000		*
Guozhu Xu	120,000		*
Yuelin Zhang	0		*

All directors and officers as a group (7 persons)	13,533,588		17.8%

American Oriental Bioengineering, Inc.	16,789,203	(4)	22.0%
___________________
*Less than 1%

(1)
For purposes of determining the amount of securities beneficially owned, share amounts include all Common stock owned outright plus all shares of common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days of the record date. The Percent of Class is based on the number of shares of the Company's common stock outstanding as of the record date. Shares of common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days of the record date, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other owners. The address of all persons named in this table is: c/o Aoxing Pharmaceutical Company, Inc., 444 Washington Blvd, Suite 3338, Jersey City, NJ 07302.

(2)	Includes (i) 10,661,375 shares of common stock held by Mr. Yue and (ii) 1,500,000 shares of common stock held of record by Mr. Yue's spouse, Cuiying Hao.
(3)	Does not include 16,789,203 shares owned of record by American Oriental Bioengineering, Inc., of which Mr. Min is Vice President and a member of the Board of Directors.
(4)	The address for AOB is 1 Liangshuihe First Ave, Beijing E-Town Economic and Technology Development Area, E-Town, Beijing, 100176, People's Republic of China.

 Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the 2016 fiscal year, there were no transactions between the Company and any related person, the amount of which exceeded the lesser of $120,000 and one percent of the average of the Company's total assets at the end of the last two completed fiscal years. .

Pursuant to Board policies, our executive officers and directors, and principal shareholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction without the prior consent of the Board. Any request for such related party transaction with an executive officer, director, principal stockholder, or any of such persons' immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to the Audit Committee and the Board for review, consideration and approval. All of our directors, executive officers and employees are required to report to the Board any such related party transaction. In approving or rejecting the proposed agreement, the Board will consider the relevant facts and circumstances available and deemed relevant to the Board which will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as the Board determines in the good faith exercise of its discretion.

Director Independence

Our Board is subject to the independence requirements of the NYSE MKT LLC.  Pursuant to the requirements, the Nominating and Corporate Governance Committee of the Board reviews director independence.  During this review, the Committee considers transactions and relationships between each director or any member of his immediate family and Aoxing and its affiliates, including those transactions that are contemplated under Item 404(a) of Regulation S-K.  The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.  Based on this review, the Committee has determined that all but two of our directors are "independent" as defined by the listing standards of the NYSE MKT LLC Company Guide. Mr. Zhenjiang Yue, who also serves as our Chief Executive Officer, and Mr. Jun Min, who is an officer of a 10% shareholder, are not considered independent, and neither Mr. Yue nor Mr. Jun serves on the Audit, Nominating, or Compensation Committees.  The Committee has also determined that the members of the Audit Committee are  "independent" for purposes of Section 10A-3 of the Exchange Act and Section 803 of the NYSE MKT LLC Company Guide.  The Committee based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors.  None of our directors engages in any transaction, relationship, or arrangement contemplated under Item 404(a) of Regulation S-K.

Item 14.  Principal Accountant Fees and Services

Our current principal independent auditor is BDO China Shu Lun Pan Certified Accountants LLP, which we initially engaged on April 29, 2013.

The following table presents fees for professional services rendered by BDO China Shu Lun Pan Certified Accountants LLP with respect to the year ended June 30, 2016 and 2015.

Services Performed	2016	2015
Audit Fees (1)	$148,000,	$148,000,
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

Total Fees	$148,000	$148,000

(1)
Audit fees represent fees billed for professional services provided in connection with the audit of the Company's annual financial statements and reviews of its quarterly financial statements.  All work on the engagements to audit the Company's financial statements for the years ended June 30, 2016 and 2015 was performed by full-time permanent employees of BDO China Shu Lun Pan Certified Accountants LLP.

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

Our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditors.  The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence.  As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members.  Any service pre-approved by a delegate must be reported to the Audit Committee at the next scheduled quarterly meeting.  The Audit Committee considered whether the provision of the auditors' services, other than for the annual audit and quarterly reviews, is compatible with its independence and concluded that it is compatible.  In 2016 and 2015, all such services were pre-approved by the Audit Committee.

Item 15.  Exhibit List and Financial Statement Schedules

(a) Financial Statements

Report of Independent Registered Accounting Firm

Balance Sheets – June 30, 2016 and 2015

Consolidated Statements of Operations – Years Ended June 30, 2016 and 2015

Consolidated Statement of Changes in Stockholders' Equity - Years Ended June 30, 2016 and 2015

Consolidated Statements of Cash Flows - Years ended June 30, 2016 and 2015

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

10.1
Joint Strategic Alliance and Securities Purchase Agreement dated April 15, 2008 between China Aoxing Pharmaceutical Company, Inc. and American Oriental Bioengineering, Inc. - filed as an exhibit to the Company's Current  Report on Form 8-K dated April 15, 2008 and incorporated by reference herein.

10.2	2016 Stock Incentive Plan .*

14	Code of Ethics of China Aoxing Pharmaceutical Company, Inc. - filed as an Exhibit to the Current Report on Form 8-K filed on November 30, 2009 and incorporated herein by reference.

21.1	List of Subsidiaries *

23	Consent of BDO Shu Lun Pan Certified Public Accountants *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

* Filed herewith.

**   The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aoxing Pharmaceutical Company, Inc.

Date: October 5, 2016	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below on  October 5, 2016  by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Zhenjiang Yue	Date: October 5, 2016
Zhenjiang Yue, Director,
Chief Executive Officer

/s/ Zheng James Chen	Date: October 5, 2016
Zheng James Chen, Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/Yang Li	Date: October 5, 2016
Yang Li, Director

/s/ Jun Min	Date: October 5, 2016
Jun Min, Director

/s/ Guozhu Xu	Date: October 5, 2016
Guozhu Xu, Director

/s/ Yuelin Zhang	Date: October 5, 2016
Yuelin Zhang, Director