Form 10-Q
period 2016-09-30
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2016-11-14
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10‑Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2016

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

As of November 14, 2016, the number of shares outstanding of the Registrant's common stock was 76,209,195 with $.001 par value.

AOXING PHARMACEUTICAL COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2016

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2016	2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,055,974	6,912,100
Accounts receivable, net	12,767,133	10,435,101
Notes receivable, net	1,227,593	765,317
Inventories, net	2,433,301	2,841,690
Prepaid expenses and other current assets	6,619,058	5,912,555
TOTAL CURRENT ASSETS	30,103,059	26,866,763

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	25,277,267	25,603,734
Deferred income tax	1,532,500	1,878,595
Other intangible assets, net	1,862,139	1,878,299
Investment in joint venture	-	4,200
TOTAL LONG-TERM ASSETS	28,671,906	29,364,828
TOTAL ASSETS	$58,774,965	56,231,591

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$8,544,369	11,070,966
Accounts payable	3,137,060	2,709,819
Loan payable – bank	14,336,552	14,372,630
Current portion of loan payable - related parties	5,793	13,317
Current portion of loan payable – others	2,408,912	15,048
Accrued expenses and other current liabilities	11,406,652	9,633,750
TOTAL CURRENT LIABILITIES	39,839,338	37,815,530

LONG-TERM LIABILITIES:
Loan payable - related parties	7,495
Loan payable – others	89,941
Deferred income	322,967	340,089
TOTAL LONG-TERM LIABILITIES	420,403	340,089

Common stock, par value $0.001, 100,000,000 shares authorized, 76,209,195 shares issued and outstanding on September 30, 2016 and June 30, 2016	76,209	76,209
Additional paid in capital	73,638,151	73,629,751
Accumulated deficit	(55,947,665)	(56,293,745)
Accumulated other comprehensive income	1,764,235	1,723,740
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	19,530,930	19,135,955

NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,015,706)	(1,059,983)
TOTAL EQUITY	18,515,224	18,075,972

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,774,965	56,231,591
See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	September 30,
	2016	2015

SALES	$7,569,296	$8,744,822
COST OF SALES	1,514,932	1,758,079
GROSS PROFIT	6,054,364	6,986,743

OPERATING EXPENSES:
Research and development expense	377,287	377,306
General and administrative expenses	1,276,720	944,358
Selling expenses	2,577,366	2,394,346
Depreciation and amortization	119,485	131,530
TOTAL OPERATING EXPENSES	4,350,858	3,847,540

INCOME FROM OPERATIONS	1,703,506	3,139,203

OTHER INCOME/(EXPENSE):
Interest expense, net of interest income	(656,486)	(929,029)
Gain on foreign currency transactions	-	58,593
Equity in loss of joint venture, net of tax	(4,186)	(24,291)
Subsidy income	-	47,760

TOTAL OTHER (EXPENSE)	(660,672)	(846,967)

INCOME BEFORE INCOME TAX	1,042,834	2,292,236

Income tax	651,077	943,803
NET INCOME	391,757	1,348,433

Net income attributed to non-controlling interest in subsidiaries	45,677	80,497
INCOME ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	346,080	1,267,936

OTHER COMPREHENSIVE LOSS :
Foreign currency translation adjustment	(28,020)	(669,991)

COMPREHENSIVE INCOME	318,060	597,945

Other comprehensive income attributable to non-controlling interest	(1,401)	(33,500)

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$319,461	$631,445

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.02
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	76,209,195	69,852,302
See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$346,080	$1,348,433
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244,544	268,349
Deferred income tax	339,004	885,210
Bad debts written off	87,770	67,736
Common stock issued for services	8,400	132,199
Equity in loss of joint venture, net of tax	4,185	24,291
Net loss attributable to non-controlling interests	45,678
Changes in operating assets and liabilities:
Accounts receivable	(2,926,652)	(1,459,153)
Inventories	397,607	(109,690)
Prepaid expenses and other current assets	(662,830)	(583,369)
Accounts payable	437,908	(560,934)
Accrued expenses and other current liabilities	1,829,062	377,073
Deferred income	(15,817)
NET CASH PROVIDED BY OPERATING ACTIVITIES	134,939	390,145

INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,131)	(81,502)
NET CASH USED IN INVESTING ACTIVITIES	(2,131)	(81,502)

FINANCING ACTIVITIES:
Proceeds from/(Repayment of) bank loan	-	(477,608)
Repayment of short – term borrowings	-	(670,899)
Proceeds from loans from related party	-	1,375,511
Sale of common stock		2,739,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,966,004

EFFECT OF EXCHANGE RATE ON CASH	11,066	(474,317)

INCREASE IN CASH	143,874	2,800,330
CASH – BEGINNING OF PERIOD	6,912,100	5,371,545
CASH – END OF PERIOD	$7,055,974	$8,171,875

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,305,929	$1,716,565
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

1                   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of June 30, 2016 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year 2016. These interim financial statements should be read in conjunction with that report.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed on October 5, 2016.

2                    BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Aoxing Pharmaceutical Co., Inc. ("the Company" or "Aoxing Pharma") is a specialty pharmaceutical company specializing in research, development, manufacturing and distribution of a variety of narcotic, pain-management, and addiction treatment pharmaceutical products.

As of September 30, 2016, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. ("Hebei"), which is organized under the laws of the People's Republic of China ("PRC").  As of September 30, 2016, the Company owned 95% of the issued and outstanding common stock of Hebei.

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

2                    BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible assets

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. The Company evaluates the continuing value of the intangibles at each balance sheet date and records write-downs if the continuing value has become impaired. An impairment is determined to exist if the anticipated undiscounted future cash flow attributable to the asset is less than its carrying value. The asset is then reduced to the net present value of the anticipated future cash flow.

Definite lived intangible assets include the drug permits acquired in 2008 when the Company purchased LRT. Definite lived intangible assets are recorded at cost less accumulated amortization and any recognized impairment loss.  The drug permits are amortized over their estimated useful life of 15 years on a straight-line basis. In addition, the Company acquired the technologies for Lorcaserin Hydrochloride, caffeine tablets and caffeine buccal tablets, and buprenorphine/naloxone in January 2016 in exchange for shares of the Company's stock. These three technologies are not amortized as the technologies are determined to carry their value with no termination dates at this point.

An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, "Impairment or Disposal of Long-Lived Assets", pursuant to which the Company performs an intangible asset impairment test for its definite-lived intangibles whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The intangible assets balance as of September 30, 2016 and June 30, 2016 were $ 1,862,139  and $1,878,299 respectively. The intangible assets subject to amortization are listed in the following table:

Registration and Trademark
	September 30, 2016	June 30, 2016
Cost Basis	$1,714,345	$1,720,988
Less: accumulated amortization	1,342,206	1,332,689
	372,139	388,299

Software
	September 30, 2016	June 30, 2016
Cost Basis	12,838	12,887
Less: accumulated amortization	12,838	12,887
	0	0

Total intangibles, net	$372,139	$388,299

2                    BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the above intangible assets that are subject to amortization, estimated amortization expense for each of the fiscal years are follows for the years ending June 30:

Amount
2017	$58,644
2018	58,444
2019	56,446
2020	56,246
2021 and thereafter	157,020
$386,800

For intangible assets not subject to amortization, the total amount is $1,490,000 as of September 30, 2016, which is related to the three technologies acquired in January, 2016.

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

2                    BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of September 30, 2016, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company's short-term borrowings, loans payable, related party notes payable and unrelated party notes payable are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of September 30, 2016.

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ("ASU 2015-14") in August 2015. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" ("ASU 2016-08") in March 2016, ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10") in April 2016, and ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12"), respectively.  The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers.  ASU 2016-10 clarifies guideline related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard.  The updates in ASU 2016-10 include targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders.  It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis.  ASU 2016-12 addresses narrow-scope improvements to the guidance on collectibility, non-cash consideration, and completed contracts at transition.  Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers.  The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as ASU 2014-09.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 on our consolidated financial statements.

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

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  We are currently evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

3                     GOING CONCERN

We have incurred operating losses in the past and had an accumulated deficit of $55.9 million as of September 30, 2016. In addition, we had negative working capital of $9.7 million as of September 30, 2016, Compared to the negative working capital of $10.9 million as of June 30, 2016. Currently and historically, the Company has managed to operate the business with negative net working capital. The Company's negative working capital is primarily due to our accumulated deficit, which we funded by short-term bank loans.

3                     GOING CONCERN (Continued)

The Company is able to operate with negative net working capital because of loans from banks and related parties that are rolled-over or replaced as needed. The Company believes future positive operating cash flows, continued support from related parties, and the ability to continue to roll over short-term debt, taken together, provide adequate resources to fund ongoing operations in the foreseeable future. The Company may also seek equity financing to replace both short-term and long-term debts. The Company believes that the market demand for its main product will recover in the near term and the sales from several new products in future years will produce substantial positive cash flow.

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

4                     INVENTORIES, NET

Inventories consist of the following:

	September 30,	June 30,
	2016	2016

Work in process	$406,077	$568,876
Raw materials	649,056	805,024
Finished goods	1,378,168	1,467,790
	$2,433,301	$2,841,690

The allowance for obsolete inventory as of September 30, 2016 and June 30, 2016 was $696,097 and $584,674, respectively.

5     EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company account for its investment in API (see Note 2), under the equity method of accounting.

Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

	September 30, 2016	June 30, 2016
Current assets	$9,370	$9,602
Noncurrent assets	640,406	654,213
Current liabilities	$743,874	$710,148
Noncurrent liabilities	-	-
Equity	$(94,098)	$(46,333)

	Quarter Ended
	September 30, 2016	September 30, 2015
Revenue	-	-
General and administrative expenses	$47,967	$166,229
Net loss	$(47,967)	$(166,229)

6     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	September 30,	June 30,
	2016	2016
Accrued salaries and benefits	$1,484,184	$1,168,653
Accrued interest	2,956,169	2,602,674
Accrued taxes	3,269,320	2,619,533
Deposit payable	578,099	588,905
Due to employee	43,149	43,316
Advance from customers	334,405	413,848
Other accounts payable	713,906	572,013
Other accrued expenses and current liabilities	2,027,420	1,624,808
	$11,406,652	$9,633,750

7     SHORT-TERM BORROWING

Short-term borrowing consists of the following:

	September 30	June 30,
	2016	2016
Shijiazhuang Finance Bureau (a)	$-	$75,241
Shijiazhuang Construction Investment Group Co., Ltd (b)	4,796,839	4,815,426
Hebei Henghui Investment Management Co., Ltd (c)	-	2,117,283
TianJin Heng Xing Mirco Finance Bureau (d)	3,747,530	3,762,052
Xinle SASAC Office (e)	-	300,964
Total	$8,544,369	$11,070,966

(a) A non-interest bearing note payable to Shijiazhuang Finance Bureau, an agency of a local government, due on demand. This has been reclassified as current portion of loan payable – others since Shijiazhuang Finance Bureau is not a financial institution.

(b) A one-year loan from Shijiazhuang Construction Investment Group, disbursed through China Construction Bank. The notes bear an annual interest rate of 12%. $1,798,815 was due on October 25, 2015 and was extended to February 25, 2017. $2,998,024 was due on July 12, 2015 and was extended to February 28, 2017. The notes were secured by certain registered trademarks and renewal certificates relating to Aoxing's Zhongtong'an capsule.

(c) A six-month term loan from Hebei Henghui Investment Management Co., Ltd. The note bears an annual interest rate of 10% and has been extended to February 22, 2017. This has been reclassified as current portion of loan payable – others since Hebei Henghui Investment Management Co., Ltd. is not a financial institution.

(d) A short term loan from TianJin Heng Xing Mirco Finance Bureau. The note bears an annual interest rate of 20.04%, and was extended to February 17, 2017.

(e) A short term loan from Xinle State-Owned Assets Supervision and Administration Commission. This loan bears an annual interest rate of 9.6%. The term was from January 25, 2016 to June 25, 2016 and was extended to March 31, 2017. This has been reclassified as current portion of loan payable – others since Xinle State-Owned Assets Supervision and Administration Commission is not a financial institution.

8     LOAN PAYABLE - BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	September 30,	June 30,
	2016	2016
Bank Note in the amount of 30 million RMB with Shijiazhuang Huirong Rural Cooperative Bank bearing an annual interest rate of 10% made on September 23, 2014. The note matured on November 22, 2014 and was extended to January 14, 2017	$4,497,037	$4,514,462
Bank Note in the amount of 25.7 million RMB with Postal Savings Bank bearing an annual interest rate of 6.09%, made on July 22, 2014 for one year maturing on July 21, 2015 and was extended toApril 6, 2017.	3,844,966	3,859,865
Bank Note in the amount of 20 million RMB with China Merchant Bank bearing an annual floating rate of 5.98%, initially made on December 27, 2013 and extended to April 4, 2017.	$2,998,024	$2,991,584
Bank Note in the amount of 19.9 million RMB with China Everbright Bank bearing 5.655% interest per annum made on January 16, 2015 for one year maturing on January 15, 2016 and was extended to February 24, 2017.	2,996,525	3,006,719
	$14,336,552	$14,372,630

9                     LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties bears interest at an average rate of 10.0% per annum as of September 30, 2016 and June 30, 2016.

10                   LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 10.0% per annum as of September 30, 2016 and June 30, 2016.

11                   ISSUANCE OF COMMON STOCK

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

11  ISSUANCE OF COMMON STOCK (Continued)

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

The fair value of the warrants issued was estimated by using the Black-Scholes-Merton Option Pricing Model with the following assumptions:

For the quarter ended September 30, 2016
Investor
Stock price	$0.80
Exercise price	$0.64
Expected life in years	$5.00
Annualized Volatility	139.66%
Annual Rate of Quarterly Dividends	0
Discount Rate - Bond Equivalent Yield	1.73

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

On January 5, 2016 the Board of Directors approved three technology acquisition agreements made by the Company during December 2015. Pursuant to the agreements, the Company (a) issued 800,000 shares of common stock and paid $123,000 to acquire technology relating to the formulation of Lorcaserin Hydrochloride, for $0.66 per each stock, (b) issued 500,000 shares of common stock and paid $77,000 to acquire certain technology relating to the formulation of caffeine tablets, for $0.66 per each stock, and (c) issued 500,000 shares of common stock and paid $77,000 to acquire certain technology relating to the formulation of Buprenorphine/Naloxone, for $0.71 per each stock. The share price was determined by the Company's stock price at the issuance date.

On January 5, 2016, the Board of Directors granted options for a total of 590,000 shares of common stock to 25 employees of the Company. The options are exercisable at a price of $.64 per share, which was the closing price for the common stock on January 4, 2016. Each option has a term of five years. The options will not vest until they have been approved by the shareholders of the Company.

On January 5, 2016 the Board of Directors approved two consulting agreements pursuant to which a total of 110,000 shares of common stock were issued in exchange for media and investor relations consulting services, for $0.66 per each stock based on the Company's stock price at the issuance date.

12   TAXES

The Company's Chinese subsidiaries are governed by the Income Tax Law of the People's Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company's Chinese subsidiaries have a favorable statutory tax rate of 15% due to its high-tech enterprise status.

The reconciliation of income tax at the U.S. statutory rate to the Company's effective tax rate is as follows:

	Three months Ended September 30,
	2016	2015

Tax at U.S. Statutory rate	$364,992	$802,282
Tax rate difference between China and U.S.	(186,443)	(604,938)
Change in Valuation Allowance	130,583	(239,774)
Net operating loss expired	-	-
Stock and option compensation	2,940	42,148
Impairment loss on goodwill	-
Effective tax rate	$312,072	$-

The provisions of income taxes (credit) are summarized as follows:

	Three months Ended September 30,
	2016	2015

Current	$312,072	$
Deferred - U.S.	(143,296)
Deferred – China	351,718		1,183,295
Valuation allowance - U.S.	143,296
Valuation allowance – China	(12,713)		(239,492)
Total	$651,077		$943,803

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of September 30, 2016 and 2015 are as follows:

	Three months Ended September 30,
	2016	2015
Net operating loss carryforward - China	$0	$106,396
Net operating loss carryforward - US	2,562,206	1,907,037
Allowance for doubtful accounts and inventory	489,536	692,605
Others	1,042,963	958,106
	4,094,705	3,664,144
Less: valuation allowance- U.S.	-2,562,206	-1,907,037
valuation allowance- China.	0	-22,091
Deferred tax assets	1,532,499	1,735,016

12                   TAXES (Continued)

As of September 30, 2016, the Company has a full valuation allowance for its deferred tax asset balance related to China and the US. The Company restated the prior year financial statements to provide a full valuation allowance for deferred tax assets. The Company's loss carry forwards for the past 5 years already have no influence on the deferred tax assets and due to certain negative indicators that were present as of September 30, 2016, the Company determined it was appropriate under US GAAP to restate the prior year financial statements and provide a 100% valuation allowance for the deferred tax assets.

For the three month ended September 30, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2016 and 2015, the Company did not have any significant unrecognized uncertain tax positions.

13                   CONCENTRATIONS

Sales to two major customers accounted for 9.5% and 9.0% of total sales for the three months ended September 30, 2016. Sales to two major customers accounted for 9% and 6% of total sales for the three months ended September 30, 2015. As of September 30, 2016, two major customers accounted for 6.0% and 4.9% of Company's accounts receivable balance. As of September 30, 2015, two major customers accounted for 7% and 5% of Company's accounts receivable balance.

Sales of two major products represented approximately 92.8% and 2.5% of total sales for the three months ended September 30, 2016. Sales of two major products represented approximately 88.1% and 6.9% of total sales for the three months ended September 30, 2015.

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

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (including the section regarding Management's Discussion and Analysis) contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Aoxing Pharmaceutical Company, Inc. that is based on management's exercise of business judgment and assumptions made by and information currently available to management. When used in this document and other documents, releases and reports released by us, the words "anticipate," "believe," "estimate," "expect," "intend," "the facts suggest" and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of any unanticipated events.

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

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei Aoxing will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. Hebei Aoxing has a 51% stake in the joint venture, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each joint venture has equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment was projected to be approximately $15 million during the first five years at the time of establishment. Approximately $1 million of capital resources had been invested in the joint venture as of September 30, 2016.The slower than planned investment has mainly resulted from the delays in securing API manufacturing licenses and the Company's focus on its core business.

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
Results of Operations
Revenue for the three months ended September, 2016 was $7,569,296, down 13% year-over-year from the revenue of $8,744,822 realized during the three months ended September 30, 2015. Stated in the local currency (RMB), revenue in the fiscal first quarter decreased 8.1% year-over-year. The discrepancy between the revenue comparison in dollars and the revenue comparison in RMB occurred because the Chinese government devalued the RMB in August 2015 and again in January 2016. The year-over-year revenue decline was mainly due to lower sales for Zhongtong'an product, which represented 92.8% of total sales during the first quarter of fiscal 2017. Sales of Zhongtong'an product have been under pressure as inventories in the pipeline remain low. Our Tilidine product has not yet contributed to sales.

Cost of sales was $1,514,932 for the three months ended September 30, 2016, which was 14% lower than the costs incurred during the three months ended September 30, 2015. This is in line with the change in the revenue and the gross margins for both periods were 80%.

Operating expenses increased 13% year-over-year during the first quarter of fiscal 2017, due primarily to higher G&A and selling expenses. During the first quarter of fiscal 2017, general and administrative expenses were $1,276,720 in the three months ended September 30, 2016, up from $944,358 in the three months ended September 30, 2015.  Selling expenses in the amount of $2,577,366 incurred during the three months ended September 30, 2016 were 8% higher than $2,394,346 spent on selling during the three months ended September 30, 2015. Research and development expenses were $377,287, compared to $377,306 a year ago. Depreciation and amortization expenses were $119,485 for the fiscal first quarter 2017, down from $131,530 a year ago.

Income from operations during the first quarter of fiscal 2017 was $1,703,506, down from the operating income of $3,139,203 during the first quarter of fiscal 2016, mainly due to lower sales and higher operating expenses.

Net interest expense was $656,486 for the three months ended September 30, 2016, a decrease of 29% from net interest expense for the three months ended September 30, 2015. The decrease in net interest expenses was mainly due to lower net debt year-over-year.

The Company realized a net profit of $391,757 for the three ended September 30, 2016. Excluding net profit attributed to non-controlling interest in subsidiaries, net income attributable to the shareholders of Aoxing Pharmaceutical for the three months ended September 30, 2016 was $346,080 (or $0.00 per share), compared to $1,267,936 (or $0.02 per share) for the three months ended September 30, 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Our cash balance as of September 30, 2016 was $7,055,974, compared to $6,912,100 as of June 30, 2016. Operations during the three month period ended September 30, 2016 provided $134,939 in cash, as compared to $390,145 cash provided by operations during the three month period ended September 30, 2015. During this reporting period, we did not make any major investment.

During the quarter ended September 30, 2016 we had no major financing activities, whereas during the quarter ended September 30, 2015 we completed a public offering of stock and warrants for net proceeds of $2,739,000 and borrowed $1,375,511 from related parties, a portion of which we used to satisfy $1,148,507 in short-term debt.  On the balance sheet, the decline in short-term borrowing and the increase in accrued expenses and other current liabilities were mainly the result of accounting reclassification, as explained in the Note 7 Short-Term Borrowing to the consolidated financial statements above.

Our working capital deficit on September 30, 2016 was $9,736,279, compared to $10,948,767 as of June 30, 2016. The Company's negative working capital is primarily due to our accumulated deficit, which we funded by short-term bank loans. The Company is able to operate with negative net working capital because of loans from banks and related parties that are rolled-over or refinanced as needed. The Company believes future positive operating cash flows, continued support from related parties, and the ability to continue to roll over short-term debt, taken together, provide adequate resources to fund ongoing operations in the foreseeable future. The Company may also seek equity financing to replace both short-term and long-term debts. The Company believes that the market demand for its main product will recover in the near term and the sales from several new products in future years will produce substantial positive cash flow.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2016.

Item 2. Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

The Company did not effect any unregistered sales of equity securities during the quarter ended September 30, 2016.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal year 2017.

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: November 14, 2016	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By: /s/ Zheng James Chen
Zheng James Chen, Chief Financial Officer
(Principal Accounting and Financial Officer)