Form 10-Q
period 2016-12-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2017-02-14
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10‑Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes    X  No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   X    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer_______ Accelerated filer________  Non-accelerated filer_______  Smaller reporting company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

As of February 14, 2017, the number of shares outstanding of the Registrant's common stock was 76,209,195 with $.001 par value.

AOXING PHARMACEUTICAL COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

		Page No
Part I	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheet – December 31, 2016 (unaudited) and June 30, 2016	2

	Consolidated Statements of Operations and Other Comprehensive Income (Loss) – for the Three and Six Months Ended December 31, 2016 and 2015 (Unaudited)	3

	Consolidated Statements of Cash Flows – for the Six Months Ended December 31, 2016 and 2015 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

Part II	Other Information

Item 1A	Risk Factors	19

Item 2	Unregistered Sale of Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	19

Item 4	Mine Safety Disclosures	19

Item 5	Other Information	19

Item 6	Exhibits	20

Signatures		21

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2016	2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,848,691	6,912,100
Accounts receivable, net	12,845,837	10,435,101
Notes receivable, net	792,395	765,317
Inventories, net	2,043,681	2,841,690
Prepaid expenses and other current assets	8,307,919	5,912,555
TOTAL CURRENT ASSETS	30,838,523	26,866,763

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	24,065,526	25,603,734
Deferred income tax	2,002,886	1,878,595
Other intangible assets, net	1,817,553	1,878,299
Investment in joint venture	-	4,200
TOTAL LONG-TERM ASSETS	27,885,965	29,364,828
TOTAL ASSETS	$58,724,488	56,231,591

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$10,519,951	11,070,966
Accounts payable	3,759,101	2,709,819
Loan payable – bank	13,769,373	14,372,630
Current portion of loan payable - related parties	--	13,317
Current portion of loan payable – others	--	15,048
Accrued expenses and other current liabilities	12,462,633	9,633,750
TOTAL CURRENT LIABILITIES	40,511,058	37,815,530

LONG-TERM LIABILITIES:
Loan payable - related parties	12,992
Loan payable – others	86,382
Deferred income	308,563	340,089
TOTAL LONG-TERM LIABILITIES	407,937	340,089

Common stock, par value $0.001, 100,000,000 shares authorized, 76,209,195 shares issued and outstanding on December 31, 2016 and June 30, 2016	76,209	76,209
Additional paid in capital	73,642,951	73,629,751
Accumulated deficit	(55,991,118)	(56,293,745)
Accumulated other comprehensive income	1,116,743	1,723,740
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	18,844,785	19,135,955

NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,039,292)	(1,059,983)
TOTAL EQUITY	17,805,493	18,075,972

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,724,488	56,231,591
See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2016	2015	2016	2015

SALES	$8,009,111	$8,195,839	$15,578,407	$16,940,661
COST OF SALES	1,712,635	1,726,592	3,227,567	3,484,671
GROSS PROFIT	6,296,476	6,469,246	12,350,840	13,455,990

OPERATING EXPENSES:
Research and development expense	76,403	830,105	453,690	1,207,411
General and administrative expenses	2,924,210	511,127	4,200,930	1,455,485
Selling expenses	2,943,455	1,589,866	5,520,821	3,984,212
Depreciation and amortization	119,212	128,126	238,697	259,656
TOTAL OPERATING EXPENSES	6,063,280	3,059,224	10,414,138	6,906,764

INCOME FROM OPERATIONS	233,196	3,410,023	1,936,702	6,549,225

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(640,399)	(979,906)	(1,296,885)	(1,908,936)
Gain on foreign currency transactions	0	24,753	0	83,345
Equity in loss of joint venture, net	52	(14,474)	(4,134)	(38,765)
Subsidy income	17,294	157,266	17,294	205,027
TOTAL OTHER EXPENSE	(623,053)	(812,362)	(1,283,725)	(1,659,329)

INCOME BEFORE INCOME TAXES	(389,857)	2,597,661	652,977	4,889,897

Income tax expense (benefit)	(356,897)	409,393	294,180	1,353,196

NET INCOME (LOSS)	(32,960)	2,188,268	358,797	3,536,700

Net income attributed to non-controlling interest in subsidiaries	10,493	119,633	56,170	200,129
INCOME ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	(43,453)	2,068,635	302,627	3,336,571

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(681,570)	(753,581)	(709,591)	(1,423,572)

COMPREHENSIVE INCOME (LOSS)	(714,530)	1,315,054	(350,793)	1,912,999

Other comprehensive loss attributable to non-controlling interest	(34,078)	(37,679)	(35,480)	(71,179)

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$(680,452)	$1,352,733	$(315,313)	$1,984,178

EARNINGS PER SHARE
Basic	$(0.00)	$0.03	$0.00	$0.05
Diluted	$(0.00)	$0.03	$0.00	$0.05
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	76,209,195	73,097,698	76,209,195	71,475,000
Diluted	76,209,195	73,177,698	76,209,195	71,555,000

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	December 31,
	2016	2015

OPERATING ACTIVITIES:
Net income	$302,627	$3,336,571
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	496,706	528,874
Deferred income tax	(211,484)	1,269,851
Bad debts written off	2,979,245	2,074
Common stock issued for services	34,414	145,600
Equity in loss of joint venture, net of tax	4,133	38,765
Net loss attributable to non-controlling interests	56,171	200,129
Changes in operating assets and liabilities:
Accounts receivable	(5,985,664)	(1,103,518)
Inventories	694,449	(862,624)
Prepaid expenses and other current assets	(2,661,856)	(1,981,785)
Accounts payable	1,200,053	(2,676,621)
Accrued expenses and other current liabilities	3,331,374	387,829
Deferred income	(17,294)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	222,874	(714,855)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,772)	(90,507)
NET CASH USED IN INVESTING ACTIVITIES	(8,772)	(90,507)

FINANCING ACTIVITIES:
Proceeds from/(Repayment of) bank loan	-	(473,140)
Repayment of short – term borrowings	-	(763,982)
Proceeds from loans from related party	-	1,362,643
Sale of common stock		2,739,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,864,521

EFFECT OF EXCHANGE RATE ON CASH	(277,511)	(995,342)

INCREASE (DECREASE) IN CASH	(63,409)	1,063,817
CASH – BEGINNING OF PERIOD	6,912,100	5,371,545
CASH – END OF PERIOD	$6,848,691	$6,435,362

Supplemental disclosures of cash flow information:
Cash paid for interest	$347,154	$2,113,180
Cash paid for income taxes	$-	$-
Debt extinguishment using stock	$-	$2,662,597

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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

As of December 31, 2016, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. ("Hebei"), which is organized under the laws of the People's Republic of China ("PRC").  As of December 31, 2016, the Company owned 95% of the issued and outstanding common stock of Hebei.

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
December 31, 2016
(Unaudited)

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

An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, "Impairment or Disposal of Long-Lived Assets", pursuant to which the Company performs an intangible asset impairment test for its definite-lived intangibles whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The intangible assets balances as of December 31, 2016 and June 30, 2016 were $1,817,553 and $1,878,299 respectively. The intangible assets subject to amortization are listed in the following table:

Registration and Trademark
	December 31, 2016	June 30, 2016
Cost Basis	$1,646,523	$1,720,988
Less: accumulated amortization	1,321,102	1,332,689
	325,421	388,299

Software
	December 31, 2016	June 30, 2016
Cost Basis	30,429	12,887
Less: accumulated amortization	28,297	12,887
	2,132	0

Total intangibles, net	$327,553,	$388,299

For the above intangible assets that are subject to amortization, estimated amortization expense for each of the fiscal years are follows for the years ending June 30:

Amount
2017	$46,344
2018	92,687
2019	90,384
2020	90,384
2021 and thereafter	7,754
$327,553

For intangible assets not subject to amortization, the total amount is $1,490,000 as of December 31, 2016, which is related to the three technologies acquired in January, 2016.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

2       BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

Fair value measurements

The Company has adopted ASC Topic 820, "Fair Value Measurement and Disclosure," which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

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

As of December 31, 2016, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company's short-term borrowings, loans payable, related party notes payable and unrelated party notes payable are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of December 31, 2016.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

2    BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

2   BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3   GOING CONCERN

We have incurred operating losses in the past and had an accumulated deficit of $56.0 million as of December 31, 2016. In addition, we had negative working capital of $9.7 million as of December 31, 2016, Compared to the negative working capital of $10.9 million as of June 30, 2016. Currently and historically, the Company has managed to operate the business with negative net working capital. The Company has funded its accumulated deficits with both equity financing and debt financing. As a result of short-term bank loans used to finance part of the accumulated deficit, the Company has negative working capital.

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

Management of the Company believes that the Company's large negative working capital will continue to improve during fiscal year 2017. Management expects the improvement to come from improved operating results, by extending short term into longer term loans, and by selling equity and converting debt to equity. Management anticipates that these improvements will enable the Company to reduce current high interest expenses and fund on-going operations.  The management of the Company has taken a number of actions and will continue to address this situation in order for the Company to achieve a sound financial position going forward.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

 4      INVENTORIES, NET
Inventories consist of the following:

	December 31,	June 30,
	2016	2016

Work in process	$317,678	$568,876
Raw materials	558,065	805,024
Finished goods	1,150,816	1,467,790
Goods in transit	17,122	-
	$2,043,681	$2,841,690

The allowance for obsolete inventory as of December 31, 2016 and June 30, 2016 was $586,691 and $584,674, respectively.

5       EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company account for its investment in API (see Note 2), under the equity method of accounting.

Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

	December 31, 2016	June 30, 2016
Current assets	$11,072	$9,602
Noncurrent assets	604,275	654,213
Current liabilities	$735,550	$710,148
Noncurrent liabilities	-	-
Equity	$(120,203)	$(46,333)

	Quarter Ended	Quarter Ended
	December 31, 2016	December 31, 2015
Revenue	-	-
General and administrative expenses	$78,055	$166,229
Net loss	$(78,055)	$(166,229)

6       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	December 31,	June 30,
	2016	2016

Accrued salaries and benefits	$1,124,575	$1,168,653
Accrued interest	3,347,531	2,602,674
Accrued taxes	3,596,635	2,619,533
Deposit payable	562,333	588,905
Due to employee	41,442	43,316
Advance from customers	334,819	413,848
Other accounts payable	693,825	572,013
Other accrued expenses and current liabilities	2,761,473	1,624,808
	$12,462,633	$9,633,750

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

7      SHORT-TERM BORROWING

Short-term borrowing consists of the following:

	December 31,	June 30,
	2016	2016
Shijiazhuang Finance Bureau (a)	$-	$75,241
Shijiazhuang Construction Investment Group Co., Ltd (b)	4,607,067	4,815,426
Hebei Henghui Investment Management Co., Ltd (c)	2,025,670	2,117,283
TianJin Heng Xing Mirco Finance Bureau (d)	3,599,272	3,762,052
Xinle SASAC Office (e)	287,942	300,964
Total	$10,519,951	$11,070,966

(a) A non-interest bearing note payable to Shijiazhuang Finance Bureau, an agency of a local government, due on demand. This has been reclassified as loan payable – others since Shijiazhuang Finance Bureau is not a financial institution.

(b) A one-year loan from Shijiazhuang Construction Investment Group, disbursed through China Construction Bank. The notes bear an annual interest rate of 12%. $1,727,650 was due on October 25, 2015 and was extended to February 25, 2017. $2,879,417 was due on July 12, 2015 and was extended to February 28, 2017. The notes were secured by certain registered trademarks and renewal certificates relating to Aoxing's Zhongtong'an capsule.

(c) A six-month term loan from Hebei Henghui Investment Management Co., Ltd. The note bears an annual interest rate of 10% and has been extended to February 22, 2017..

(d) A short term loan from TianJin Heng Xing Mirco Finance Bureau. The note bears an annual interest rate of 20.04%, and was extended to February 17, 2017.

(e) A short term loan from Xinle State-Owned Assets Supervision and Administration Commission. This loan bears an annual interest rate of 9.6%. The term was from January 25, 2016 to June 25, 2016 and was extended to March 31, 2017.

8       LOAN PAYABLE - BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	December 31,	June 30,
	2016	2016
Bank Note in the amount of 30 million RMB with Shijiazhuang Huirong Rural Cooperative Bank bearing an annual interest rate of 10% made on September 23, 2014. The note matured on November 22, 2014 and was extended to June 7, 2017	$4,319,126	$4,514,462
Bank Note in the amount of 25.7 million RMB with Postal Savings Bank bearing an annual interest rate of 6.09%, made on July 22, 2014 for one year maturing on July 21, 2015 and was extended to April 6, 2017.	3,692,853	3,859,865
Bank Note in the amount of 20 million RMB with China Merchant Bank bearing an annual floating rate of 5.98%, initially made on December 27, 2013 and extended to April 4, 2017.	$2,879,417	$2,991,584
Bank Note in the amount of 19.9 million RMB with China Everbright Bank bearing 5.655% interest per annum made on January 16, 2015 for one year maturing on January 15, 2016 and was extended to February 24, 2017.	2,877,977	3,006,719
	$13,769,373	$14,372,630

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

9       LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties bears interest at an average rate of 10.0% per annum as of December 31, 2016 and June 30, 2016. The company had loan payable from related parties of $5,793 and $7,199 respectively which was renewed as long-term borrowing this period.

10     LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 10.0% per annum as of December 31, 2016 and June 30, 2016. The company had borrowings of $ 71,985 (RMB 500,000) and $ 14,397(RMB 100,000) which was renewed as long-term borrowings this period.

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

The fair value of the warrants issued was estimated by using the Black-Scholes-Merton Option Pricing Model with the following assumptions:

As of December 31, 2016
Investor
Stock price	$0.56
Exercise price	$1.74
Expected life in years	$3.70
Annualized Volatility	126.81%
Annual Rate of Quarterly Dividends	0
Discount Rate - Bond Equivalent Yield	1.14

The Company applied its best judgment to estimate key assumptions in determining the fair value of the warrants on the date of issuance. The Company used historical data to estimate stock volatilities. The risk-free rates are consistent with the terms of the warrants and are based on the United States Treasury yield curve in effect at the time of issuance.
On November 4, 2015, the Company reached agreement with three of its creditors to convert $2.66 million high interest bearing debt into 2,046,995 shares of common stock. The shares were valued at $1.30 per share and are restricted under Rule 144.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

11     ISSUANCE OF COMMON STOCK (Continued)

On January 5, 2016 the Board of Directors approved three technology acquisition agreements made by the Company during December 2015. Pursuant to the agreements, the Company (a) issued 800,000 shares of common stock (valued at $0.66 per share) and paid $123,000 to acquire technology relating to the formulation of Lorcaserin Hydrochloride, (b) issued 500,000 shares of common stock (valued at $0.66 per share) and paid $77,000 to acquire certain technology relating to the formulation of caffeine tablets, and (c) issued 500,000 shares of common stock (valued at $0.71 per share) and paid $77,000 to acquire certain technology relating to the formulation of Buprenorphine/Naloxone. The share price was determined by the Company's stock price at the issuance date.

On January 5, 2016, the Board of Directors granted options for a total of 590,000 shares of common stock to 25 employees of the Company. The options are exercisable at a price of $.64 per share, which was the closing price for the common stock on January 4, 2016. Each option has a term of five years. The options will not vest until they have been approved by the shareholders of the Company.

On January 5, 2016 the Board of Directors approved two consulting agreements pursuant to which a total of 110,000 shares of common stock were issued in exchange for media and investor relations consulting services. The shares were valued at $0.66 per share, based on the Company's stock price at the issuance date.

 12    TAXES

The Company's Chinese subsidiaries are governed by the Income Tax Law of the People's Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company's Chinese subsidiary has a favorable statutory tax rate of 15% due to its high-tech enterprise status.

The reconciliation of income tax at the U.S. statutory rate to the Company's effective tax rate is as follows:

	Six months Ended December 31,
	2016	2015

Tax at U.S. Statutory rate	$228,542	$1,711,464
Tax rate difference between China and U.S.	(500,227)	(1,509,717)
Change in Valuation Allowance	267,064	(248,584)
Net operating loss expired	-	-
Stock and option compensation	4,620	46,838
Impairment loss on goodwill	-	-
Effective tax rate	$-	$-

The provisions of income taxes are summarized as follows:

	Six months Ended December 31,
	2016	2015

Current	$418,471	$-
Deferred - U.S.	(267,615)
Deferred – China	(123,741)	1,601,781
Valuation allowance - U.S.	267,615
Valuation allowance – China	(550)	(248,584)
Total	$294,180	$1,353,197

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

 12    TAXES (Continued)

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of December 31, 2016 and 2015 are as follows:

	Six months Ended December 31,
	2016	2015
Net operating loss carryforward - China	$12,163	$561,834
Net operating loss carryforward - US	2,686,524	1,889,794
Allowance for doubtful accounts and inventory	800,867	488,157
Others	1,202,019	282,545
	4,701,573	3,222,330
Less: valuation allowance- U.S.	(2,686,524)	(1,889,794)
valuation allowance- China.	(12,163)	(13,012)
Deferred tax assets	2,002,886	1,319,524

For the year ended December 31, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2016 and 2015, the Company did not have any significant unrecognized uncertain tax positions.

13     CONCENTRATIONS

Sales to two major customers accounted for 9.5% and 6.1% of total sales for the three months ended December 31, 2016. Sales to two major customers accounted for 9% and 7% of total sales for the three months ended December 31, 2015. As of December 31, 2016, two major customers accounted for 4.8% and 4.5% of Company's accounts receivable balance. As of December 31, 2015, two major customers accounted for 7% and 6% of Company's accounts receivable balance.

Sales of two major products represented approximately 92.7% and 2.8% of total sales for the three months ended December 31, 2016. Sales of two major products represented approximately 82% and 12% of total sales for the three months ended December 31, 2015.

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

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei Aoxing will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. Hebei Aoxing has a 51% stake in the joint venture, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each joint venture has equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment was projected to be approximately $15 million during the first five years at the time of establishment. Approximately $1 million of capital resources had been invested in the joint venture as of December 31, 2016.The slower than planned investment has mainly resulted from the delays in securing API manufacturing licenses and the Company's focus on its core business.

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

Narcotics and Pain Management

Since its inception in 2002, Hebei Aoxing has been focusing on research, development, manufacturing and distribution of a variety of narcotics and pain management pharmaceutical products in China. A significant portion of its facility is dedicated to conducting the narcotic drug business with GMP manufacturing capability for drugs in tablet, capsule, injectable, oral solution and granulated formulations - the remainder of the facility is dedicated to the herbal pharmaceutical products acquired from LRT. Over the years, the company has developed a compelling pipeline in narcotics and pain management drugs including Oxycodone, Tilidine/Naloxone and Buprenorphine. In June 2015, the Company received licenses to produce Tilidine Hydrochloride tablets ("Tilidine HCL").

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
Results of Operations
Revenue for the three months ended December 31, 2016 was $8,009,111, down 2.3% year-over-year from the revenue of $8,195,839 realized during the three months ended December 31, 2015. Revenue for the six months ended December 31, 2016 was $15,578,407, down 8.0% year-over-year from the revenue of $16,940,661. Stated in the local currency (RMB), revenue for the first half of fiscal 2017 decreased 2.1% year-over-year. The discrepancy between the revenue comparison in dollars and the revenue comparison in RMB occurred because the Chinese government devalued the RMB on several occasions between August 2015 and December 2016. The other reason for the year-over-year revenue decrease was lower sales for products other than Zhongtong'an. Sales for Zhongtong'an, which represented 92.1% of total sales for the six months ended December 31, 2016, increased 6.2% in local currency (RMB) year-over-year. Our Tilidine product has not yet contributed to sales.

Cost of sales was $1,712,635 for the three months ended December 31, 2016, which was 0.8% lower than the costs incurred during the three months ended December 31, 2015. This represents a slight expansion in gross margin as Zhongtong'an products have better margins than our products other than Zhongtong'an. Cost of sales for the first half of fiscal 2017 was 3,227,567, down from $3,484,671 a year ago.

Total operating expenses were $6,063,280 for the second quarter of fiscal 2017, up from $3,059,224 a year ago due primarily to higher G&A and selling expenses. For the first half of fiscal 2017, the operating expenses were $10,414,138, up from $6,906,764 a year ago.

During the second quarter of fiscal 2017, general and administrative expenses were $2,924,210, up from $511,127 in the three months ended December 31, 2015.  For the first six months ended December 31, 2016, general and administrative expenses were $4,200,930, up from $1,455,485.  The primary reason for the increase in general and administrative expense was a bad debt expense of $2,979,245 that we recorded in the second quarter of fiscal 2017. Selling expenses for the second quarter of fiscal 2017 were $2,943,455, up from $1,589,866 incurred during the three months ended December 31, 2015. Selling expenses for the first six months ended December 31, 2016 were $5,520,821, up from $3,984,212 reported a year ago. The increase in selling expenses was mainly due to increased marketing efforts and shift toward more direct sales to the hospitals.

Research and development expenses were $76,403 for the three months ended December 31, 2016, compared to $830,105 a year ago. R&D expenses often fluctuate significantly from one period to another, reflecting the progress and timing of our various development projects. The decrease year-over-year was mainly due to a large payment for a key raw material used in our R&D program for the three months ended December 31, 2015. For the first half of fiscal 2017, R&D expenses were $453,690, down from $1,207,411 a year ago. Depreciation and amortization expenses were $119,212 for the fiscal second quarter 2017, down from $128,126 a year ago. For the six month ended December 31, 2016, D&A expenses were $238,697, compared to $259,656 reported a year ago.

Income from operations during the second quarter of fiscal 2017 was $233,196, down from the operating income of $3,410,023 during the second quarter of fiscal 2016, mainly due to higher operating expenses.  For the six months ended December 31, 2016, income from operations was $1,936,702, down from the operating income of $6,549,225 for the first six months in fiscal 2016.

Net interest expense was $640,399 for the three months ended December 31, 2016, a decrease of 35% from net interest expense for the three months ended December 31, 2015. The decrease in net interest expenses was mainly due to reduced loan guarantee service expenses and lower net debt year-over-year.

The Company reported a net loss of $32,960  for the three months ended December 31, 2016. Excluding net income attributed to non-controlling interest in subsidiaries, the net loss attributable to the shareholders of Aoxing Pharmaceutical for the three months ended December 31, 2016 was $43,453 (or $0.00 per share), compared to net income of $2,068,635 (or $0.03 per share) for the three months ended December 31, 2015. For the first six months ended December 31, 2016, net income attributed to the Company was $302,627 (or 0.00 per share), compared to $3,336,571 (or $0.05 per share) reported for the six month ended December 31, 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

Our cash balance as of December 31, 2016 was $6,848,691, compared to $6,912,100 as of June 30, 2016. Operations during the six month period ended December 31, 2016 provided $222,874 in cash, as compared to $714,855 cash used in operations during the six month period ended December 31, 2015. Despite the decline in net income year-over-year for the six months ended December 31, 2016, cash flow from operation for the six months ended December 31, 2016 was better than a year ago. This incongruity occurred because the decline in net income was almost entirely attributable to a $2,979,245 bad debt write off that we recorded during the six months ended December 31, 2016. Since, during that same period, the $3,331,374 increase in accrued expenses and other current liabilities, $1,200,053 increase in accounts payable, and the $694,449 reduction in inventory served to offset most of the $5,985,664 increase in accounts receivable, our operations for the six months ended December 31, 2016 yielded positive cash flow. In contrast, during the six months ended December 31, 2015 we used cash to significantly reduce our accounts payable and to increase our inventory, which resulted in a net use of cash in operations for the period. During this reporting period, we did not make any major investment.

During the six month period ended December 31, 2016 we had no financing activities, whereas during the six month period ended December 31, 2015 we completed a public offering of stock and warrants for net proceeds of $2,739,000 and borrowed $1,362,643 from related parties, a portion of which we used to satisfy $1,237,122 in bank loans and short-term debt.

Our working capital deficit on December 31, 2016 was $9,672,535, compared to $10,948,767 as of June 30, 2016. The improvement resulted primarily from a $5,985,664 increase in accounts receivable, although the effect of that increase on our balance sheets was partially offset by the $2,979,245 bad debt expense that we recorded in the six months ended December 31, 2016. The increase in accounts receivable reflects the conversion of our marketing program from a distributor network to direct sales to hospitals, since accounts receivable from hospitals typically take longer to collect than those from distributors.

The Company's negative working capital is primarily due to our accumulated deficit, which we have been partially funded by taking short-term bank loans. The Company is able to operate with negative net working capital because of loans from banks and related parties that are rolled-over or refinanced as needed. The Company believes future positive operating cash flows, continued support from related parties, and the ability to continue to roll over short-term debt, taken together, provide adequate resources to fund ongoing operations in the foreseeable future. The Company may also seek equity financing to replace both short-term and long-term debts. The Company believes that the market demand for its main product will recover in the near term and the sales from several new products in future years will produce substantial positive cash flow.

Management of the Company believes that the Company's large negative working capital will continue to improve during fiscal year 2017. Management expects the improvement to come from improved operating results, by extending short term into longer term loans, and by selling equity and converting debt to equity. Management anticipates that these improvements will enable the Company to reduce current high interest expenses and fund on-going operations.  The management of the Company has taken a number of actions and will continue to address this situation in order for the Company to achieve a sound financial position going forward.

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

The Company did not effect any unregistered sales of equity securities during the quarter ended December 31, 2016.

(c)	Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2017.

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: February 14, 2017	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2017	By: /s/ Zheng James Chen
Zheng James Chen, Chief Financial Officer
(Principal Accounting and Financial Officer)