Form 10-Q/A
period 2016-12-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2017-02-17
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10‑Q/A
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

Explanatory Note
Amendment No. 1
This amendment is being filed to include the Interactive Data Files, which were inadvertently omitted from the original filing due to a technical error. No change has been made to the text filed on February 14, 2017.

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