Form 10-Q
period 2017-03-31
AOXING PHARMACEUTICAL COMPANY, INC.
filed 2017-05-15
CIK 1060426

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10‑Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes    X   No ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   X    No ____
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer__	Accelerated filer__	Non-accelerated filer__	Smaller reporting company X
Emerging growth company____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
As of May 15, 2017, the number of shares outstanding of the Registrant's common stock was 76,209,195 with $.001 par value.

AOXING PHARMACEUTICAL COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2017

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,080,460	6,912,100
Accounts receivable, net	14,505,476	10,435,101
Notes receivable, net	781,978	765,317
Inventories, net	2,406,189	2,841,690
Prepaid expenses and other current assets	10,029,160	5,912,555
TOTAL CURRENT ASSETS	34,803,263	26,866,763

LONG-TERM ASSETS:
Property and equipment, net of accumulated depreciation	24,039,684	25,603,734
Deferred income tax	1,826,269	1,878,595
Other intangible assets, net	1,796,825	1,878,299
Investment in joint venture	-	4,200
TOTAL LONG-TERM ASSETS	27,662,778	29,364,828
TOTAL ASSETS	$62,466,041	56,231,591

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$13,743,448	11,070,966
Accounts payable	4,238,971	2,709,819
Loan payable – bank	13,879,919	14,372,630
Current portion of loan payable - related parties	-	13,317
Current portion of loan payable – others	-	15,048
Accrued expenses and other current liabilities	12,108,555	9,633,750
TOTAL CURRENT LIABILITIES	43,970,893	37,815,530

LONG-TERM LIABILITIES:
Loan payable - related parties	13,049	--
Loan payable – others	87,076	--
Deferred income	309,400	340,089
TOTAL LONG-TERM LIABILITIES	409,525	340,089

Common stock, par value $0.001, 100,000,000 shares authorized, 76,209,195 shares issued and outstanding on March 31, 2017 and June 30, 2016	76,209	76,209
Additional paid in capital	73,648,951	73,629,751
Accumulated deficit	(55,858,980)	(56,293,745)
Accumulated other comprehensive income	1,240,929	1,723,740
TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	19,107,109	19,135,955

NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,021,486)	(1,059,983)
TOTAL EQUITY	18,085,623	18,075,972

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$62,466,041	56,231,591

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2017	2016	2017	2016

SALES	$5,701,989	6,563,944	21,280,396	23,504,605
COST OF SALES	1,281,397	1,630,389	4,508,965	5,115,060
GROSS PROFIT	4,420,592	4,933,555	16,771,431	18,389,545

OPERATING EXPENSES:
Research and development expense	77,202	(35,743)	530,891	1,171,668
General and administrative expenses	1,371,005	1,195,094	5,571,935	2,650,579
Selling expenses	1,974,014	2,125,771	7,494,835	6,109,982
Depreciation and amortization	119,970	121,723	358,667	381,379
TOTAL OPERATING EXPENSES	3,542,191	3,406,845	13,956,328	10,313,608

INCOME FROM OPERATIONS	878,401	1,526,710	2,815,103	8,075,937

OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(650,130)	(600,572)	(1,947,015)	(2,509,508)
Gain on foreign currency transactions	67,060	(83,345)	67,060	0
Equity in loss of joint venture, net	26	(24,286)	(4,107)	(63,051)
Subsidy income	1,847	(2,126)	19,141	202,901
TOTAL OTHER EXPENSE	(581,197)	(710,329)	(1,864,921)	(2,369,658)

INCOME BEFORE INCOME TAXES	297,204	816,381	950,182	5,706,279

Income tax expense	153,797	146,005	447,977	1,499,201

NET INCOME	143,407	670,376	502,205	4,207,078

Net income attributed to non-controlling interest in subsidiaries	11,270	47,656	67,440	247,785
INCOME ATTRIBUTABLE TO SHAREHOLDERS OF THE COMPANY	132,137	622,720	434,765	3,959,293

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	130,721	572,478	(578,869)	(851,093)

COMPREHENSIVE INCOME (LOSS)	274,128	1,195,198	(76,664)	3,108,200

Other comprehensive loss attributable to non-controlling interest	6,536	28,624	(28,943)	(42,555)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$267,593	1,166,576	(47,721)	3,150,755

EARNINGS PER SHARE
Basic	$0.00	0.01	0.01	0.05
Diluted	$0.00	0.01	0.01	0.05
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	76,209,195	75,670,953	76,209,195	72,863,479
Diluted	76,209,195	75,749,890	76,209,195	72,942,416

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$434,765	$3,959,293
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	739,498	779,065
Deferred income tax	(14,734)	1,499,201
Bad debts written off	3,831,205	148,141
Common stock issued for services	19,200	241,283
Equity in loss of joint venture, net of tax	4,107	63,051
Net loss attributable to non-controlling interests	67,440	247,785
Changes in operating assets and liabilities:
Accounts receivable	(7,628,847)	(3,629,981)
Inventories	339,070	(688,065)
Prepaid expenses and other current assets	(5,073,660)	(4,220,230)
Accounts payable	1,648,434	(2,444,751)
Accrued expenses and other current liabilities	2,857,941	2,079,362
Deferred income	(18,847)	-
NET CASH USED IN OPERATING ACTIVITIES	(2,794,428)	(1,965,846)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,852)	(96,447)
NET CASH USED IN INVESTING ACTIVITIES	(8,852)	(96,447)

FINANCING ACTIVITIES:
Repayment of bank loan	-	(469,794)
Proceeds from/(Repayment of) short – term borrowings	3,183,152	(350,257)
Proceeds from loans from related party	-	1,348,510
Sale of common stock	-	2,739,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,183,152	3,267,460

EFFECT OF EXCHANGE RATE ON CASH	(211,512)	(530,385)

INCREASE IN CASH	168,360	674,781
CASH – BEGINNING OF PERIOD	6,912,100	5,371,545
CASH – END OF PERIOD	$7,080,460	$6,046,326

Supplemental disclosures of cash flow information:
Cash paid for interest	$665,554	$2,223,281
Debt extinguishment using stock	$--	$2,662,597

See accompanying notes to the consolidated financial statements

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

As of March 31, 2017, the Company had one operating subsidiary: Hebei Aoxing Pharmaceutical Co., Inc. ("Hebei"), which is organized under the laws of the People's Republic of China ("PRC").  As of March 31, 2017, the Company owned 95% of the issued and outstanding common stock of Hebei.

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
March 31, 2017
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

An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, "Impairment or Disposal of Long-Lived Assets", pursuant to which the Company performs an intangible asset impairment test for its definite-lived intangibles whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The intangible assets balances as of March 31, 2017 and June 30, 2016 were $1,796,825 and $1,878,299 respectively. The intangible assets subject to amortization are listed in the following table:

Registration and Trademark
	March 31, 2017	June 30, 2016
Cost Basis	$1,677,986	$1,720,988
Less: accumulated amortization	$1,371,161	$1,332,689
	$306,825	$388,299

Software
	March 31, 2017	June 30, 2016
Cost Basis	$12,429	$12,887
Less: accumulated amortization	$12,429	$12,887
	0	0

Total intangibles, net	$306,825	$388,299

For the above intangible assets that are subject to amortization, estimated amortization expense for each of the fiscal years are follows for the years ending June 30:

Amount
2017	$23,358
2018	93,431
2019	91,110
2020	91,110
2021 and thereafter	7,816
$306,825

For intangible assets not subject to amortization, the total amount is $1,490,000 as of March 31, 2017, which is related to the three technologies acquired in January, 2016.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

As of March 31, 2017, the Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The Company's short-term borrowings, loans payable, related party notes payable and unrelated party notes payable are considered Level 2 financial instruments measured at fair value on a non-recurring basis as of March 31, 2017.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
March 31, 2017
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

3        GOING CONCERN

We have incurred operating losses in the past and had an accumulated deficit of $55.9 million as of March 31, 2017. In addition, we had negative working capital of $9.2 million as of March 31, 2017, Compared to the negative working capital of $10.9 million as of June 30, 2016. Currently and historically, the Company has managed to operate the business with negative net working capital. The Company has funded its accumulated deficits with both equity financing and debt financing. As a result of short-term bank loans used to finance part of the accumulated deficit, the Company has negative working capital.

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

Management of the Company believes that the Company's large negative working capital will continue to improve going forward. Management expects the improvement to come from improved operating results, by extending short term into longer term loans, and by selling equity and converting debt to equity. Management anticipates that these improvements will enable the Company to reduce current high interest expenses and fund on-going operations.  The management of the Company will continue to address this situation in order for the Company to achieve a sound financial position going forward.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

4        INVENTORIES, NET
Inventories consist of the following:

	March 31,	June 30,
	2017	2016

Work in process	$485,318	$568,876
Raw materials	624,548	805,024
Finished goods	1,296,323	1,467,790
	$2,406,189	$2,841,690

The allowance for obsolete inventory as of March 31, 2017 and June 30, 2016 was $616,713 and $584,674, respectively.

5       EQUITY-METHOD INVESTMENT IN JOINT VENTURE

The Company account for its investment in API (see Note 2), under the equity method of accounting.

Summarized financial information for our investment in API assuming a 100% ownership interest is as follows:

	March 31, 2017	June 30, 2016
Current assets	$11,137	$9,602
Noncurrent assets	598,267	654,213
Current liabilities	$778,707	$710,148
Noncurrent liabilities	-	-
Equity	$(169,302)	$(46,333)

	Nine months Ended March 31
	2017	2016
Revenue	-	-
General and administrative expenses	$126,370	$123,629
Net loss	$(126,370)	$(123,629)

6       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and taxes consist of the following:

	March 31, 2017	June 30, 2016

Accrued salaries and benefits	$1,254,521	$1,168,653
Accrued interest	3,781,840	2,602,674
Accrued taxes	3,448,064	2,619,533
Accrued marketing fee	467,597	569,082
Accrued office expenses	764,989	779,040
Deposit payable	551,149	588,905
Due to employee	41,775	43,316
Advance from customers	261,714	413,848
Other accounts payable	699,785	572,013
Other accrued expenses and current liabilities	837,121	276,686
	$12,108,555	$9,633,750

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

7       SHORT-TERM BORROWING

Short-term borrowing consists of the following:

	March 31,	June 30,
	2017	2016
Shijiazhuang Finance Bureau (a)	$-	$75,241
Shijiazhuang Construction Investment Group Co., Ltd (b)	4,644,055	4,815,426
Hebei Henghui Investment Management Co., Ltd (c)	2,041,933	2,117,283
TianJin Heng Xing Mirco Finance Bureau (d)	3,628,168	3,762,052
Shijiazhuang Hongdi Management Consulting Co., Ltd (e)	3,139,039	-
Xinle SASAC Office (f)	290,253	300,964
Total	$13,743,448	$11,070,966

(a) A non-interest bearing note payable to Shijiazhuang Finance Bureau, an agency of a local government, due on demand. This has been reclassified as loan payable – others since Shijiazhuang Finance Bureau is not a financial institution.

(b) A one-year loan from Shijiazhuang Construction Investment Group, disbursed through China Construction Bank. The notes bear an annual interest rate of 12%. $ 1,741,521 was due on October 25, 2015 and was extended to July 27, 2017. $ 2,902,534 was due on July 12, 2015 and was extended to July 31, 2017. The notes were secured by certain registered trademarks and renewal certificates relating to Aoxing's Zhongtong'an capsule.

(c) A six-month term loan from Hebei Henghui Investment Management Co., Ltd. The note bears an annual interest rate of 10% and has been extended to August 27, 2017.

(d) A short term loan from TianJin Heng Xing Mirco Finance Bureau. The note bears an annual interest rate of 20.04%, and was extended to June 17, 2017.

(e) A short term loan from Shijiazhuang Hongdi Management Consulting Co., Ltd. The note bears an annual interest rate of 6.0% and is due on January 30, 2018.

(f) A short term loan from Xinle State-Owned Assets Supervision and Administration Commission. This loan bears an annual interest rate of 9.6%. The term was from January 25, 2016 to June 25, 2016 and was extended to August 31, 2017.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

8        LOAN PAYABLE - BANK

Loan payable – bank consist of the following loans collateralized by assets of the company:

	March 31,	June 30,
	2017	2016
Bank Note in the amount of 30 million RMB with Shijiazhuang Huirong Rural Cooperative Bank bearing an annual interest rate of 10% made on September 23, 2014. The note matured on November 22, 2014 and was extended to June 7, 2017	$4,353,802	$4,514,462
Bank Note in the amount of 25.7 million RMB with Postal Savings Bank bearing an annual interest rate of 6.09%, made on July 22, 2014 for one year maturing on July 21, 2015 and was extended to October 31, 2017.	3,722,500	3,859,865
Bank Note in the amount of 20 million RMB with China Merchant Bank bearing an annual floating rate of 5.98%, initially made on December 27, 2013 and extended to October 4, 2017.	$2,902,534	$2,991,584
Bank Note in the amount of 19.9 million RMB with China Everbright Bank bearing 5.655% interest per annum made on January 16, 2015 for one year maturing on January 15, 2016 and was extended to February 24, 2018.	2,901,083	3,006,719
	$13,879,919	$14,372,630

9        LOAN PAYABLE – RELATED PARTIES

Loan payable – related parties bears interest at an average rate of 10.0% per annum as of March 31, 2017.

10     LOAN PAYABLE – OTHER

Loan payable – other consist of loans from unrelated third-parties, bearing interest at an average rate of 10.0% per annum as of March 31, 2017.

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

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
11     ISSUANCE OF COMMON STOCK  (continued)
The fair value of the warrants issued was estimated by using the Black-Scholes-Merton Option Pricing Model with the following assumptions:
As of March 31, 2017
Investor
Stock price	$0.43
Exercise price	$1.74
Expected life in years	$3.50
Annualized Volatility	125.24%
Annual Rate of Quarterly Dividends	0
Discount Rate - Bond Equivalent Yield	1.93

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

On January 5, 2016, the Board of Directors granted options for a total of 590,000 shares of common stock to 25 employees of the Company. The options are exercisable at a price of $.64 per share, which was the closing price for the common stock on January 4, 2016. Each option has a term of five years. The options vested on June 23, 2016, when they were approved by the shareholders of the Company.

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
March 31, 2017
(Unaudited)

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

The reconciliation of income tax at the U.S. statutory rate to the Company's effective tax rate is as follows:

	Nine months ended March 31,
	2017	2016

Tax at U.S. Statutory rate	$309,093	$285,734
Tax rate difference between China and U.S.	(611,671)	(452,530)
Change in Valuation Allowance	295,858	111,879
Net operating loss expired	-	-
Stock and option compensation	6,720	54,917
Impairment loss on goodwill	-	-
Effective tax rate	$-	$-

The provisions of income taxes are summarized as follows:

	Nine months ended March 31,
	2017	2016

Current	$395,651	$-
Deferred - U.S.	(296,311)	(341,107)
Deferred – China	52,778	1,728,429
Valuation allowance - U.S.	296,311	341,107
Valuation allowance – China	(452)	(229,228)
Total	$447,977	$1,499,201

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of December 31, 2016 and 2015 are as follows:

	March 31, 2017	June 30, 2016
Net operating loss carryforward - China	$12,261	$213,060
Net operating loss carryforward - US	2,715,220	2,418,909
Allowance for doubtful accounts and inventory	939,919	447,294
Others	886,351	1,230,954
	4,553,750	4,310,217
Less: valuation allowance- U.S.	(2,715,220)	(2,418,909)
valuation allowance- China.	(12,261)	(12,713)
Deferred tax assets	1,826,269	1,878,595

As of  March 31, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. And the Company did not have any significant unrecognized uncertain tax positions.

AOXING PHARMACEUTICAL CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

13     CONCENTRATIONS

Sales to two major customers accounted for 10.2% and 9.1% of total sales for the three months ended March 31, 2017. Sales to two major customers accounted for 12% and 7% of total sales for the three months ended March 31, 2016. As of March 31, 2017, two major customers accounted for 14.4% and 6.6% of Company's accounts receivable balance. As of March 31, 2016, two major customers accounted for 8% and 6% of Company's accounts receivable balance.

Sales of two major products represented approximately 92.5% and 2.9% of total sales for the three months ended March 31, 2017. Sales of two major products represented approximately 78% and 16% of total sales for the three months ended March 31, 2016.

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

On April 26, 2010, Aoxing Pharma and Johnson Matthey Plc entered into an agreement to establish a joint venture focused on research, development, manufacturing and marketing of active pharmaceutical ingredients ("API') for narcotics and neurological drugs for the China market. Under the terms of the agreement, Macfarlan Smith Ltd, a wholly owned subsidiary of Johnson Matthey Plc, headquartered in the United Kingdom, will contribute technology expertise and capital to the joint venture. Hebei Aoxing will contribute capital, fixed assets and related API manufacturing licenses. The joint venture company is called Hebei Aoxing API Pharmaceutical Company, Ltd. Hebei Aoxing has a 51% stake in the joint venture, while Macfarlan Smith (Hong Kong) Ltd (a wholly owned subsidiary of Johnson Matthey Pacific Ltd) holds 49%. Each joint venture has equal representation on a board of directors that will oversee a management team responsible for corporate strategies and operations.  The joint venture is located on the Hebei Aoxing campus in Xinle City, 200 kilometers southwest of Beijing. The total capital investment was projected to be approximately $15 million during the first five years at the time of establishment. Approximately $1 million of capital resources had been invested in the joint venture as of March 31, 2017.The slower than planned investment has mainly resulted from the delays in securing API manufacturing licenses and the Company's focus on its core business.

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

Results of Operations
Revenue for the three months ended March 31, 2017 was $5,701,989, down 13.1% year-over-year from the revenue of $6,563,944 realized during the three months ended March 31, 2016. Revenue for the nine months ended March 31, 2017 was $21,280,396, down 9.5% year-over-year from the revenue of $23,504,605. The year-over-year revenue decrease during this quarter was mainly due to lower sales for products other than Zhongtong'an. Sales for Zhongtong'an, which represented 92.5% of total sales for the three months ended March 31, 2017, increased 6.9% year-over-year. Our Tilidine product has not yet contributed to sales.

Cost of sales was $1,281,397 for the three months ended March 31, 2017, which was 21.4% lower than the costs incurred during the three months ended March 31, 2016. This represents an expansion in gross margin as Zhongtong'an products have better margins than the products other than Zhongtong'an. Cost of sales for the first three quarters of fiscal 2017 was $4,508,965, down from $5,115,060 a year ago.

Total operating expenses were $3,542,191 for the third quarter of fiscal 2017, up slightly from $3,406,845. For the first three quarters of fiscal 2017, the operating expenses were $13,956,328, up from $10,313,608 a year ago due mainly to higher G&A expenses.

During the third quarter of fiscal 2017, general and administrative expenses were $1,371,005, up from $1,195,094 in the three months ended March 31, 2016.  For the first three quarters ended March 31, 2017, general and administrative expenses were $5,571,935, up from $2,650,579.  The primary reason for the increase in general and administrative expense was a bad debt expense of $2,979,245 that we recorded in the second quarter of fiscal 2017. Selling expenses for the third quarter of fiscal 2017 were $1,974,014, down from $2,125,771 incurred during the three months ended March 31, 2016. Selling expenses for the first nine months ended March 31, 2017 were $7,494,835, up from $6,109,982 reported a year ago. The increase in selling expenses was mainly due to increased marketing efforts and shift toward more direct sales to the hospitals.

Research and development expenses were $77,202 for the three months ended March 31, 2017, compared to ($35,743) a year ago. The reported research and development expenses for the third quarter fiscal 2016 had a positive earnings contribution mainly due to reversal of an earlier R&D expense. Also, R&D expenses often fluctuate significantly from one period to another, reflecting the progress and timing of our various development projects. For the first nine months of fiscal 2017, R&D expenses were $530,891, down from $1,171,668 a year ago. Depreciation and amortization expenses were $119,970 for the fiscal third quarter 2017, down from $121,723 a year ago. For the nine months ended March 31, 2017, D&A expenses were $358,667, compared to $381,379 reported a year ago.

Income from operations during the third quarter of fiscal 2017 was $878,401, down from the operating income of $1,526,710 during the third quarter of fiscal 2016.  For the nine months ended March 31, 2017, income from operations was $2,815,103, down from the operating income of $8,075,937 for the first nine months in fiscal 2016.

Net interest expense was $650,130 for the three months ended March 31, 2017, up from $600,572 net interest expense for the three months ended March 31, 2016. For the first nine months of fiscal 2017, net interest expense was $1,947,015, down from $2,509,508 reported for the same period a year ago.

The Company reported a net income of $143,407 for the three months ended March 31, 2017. Excluding net income attributed to non-controlling interest in subsidiaries, the net income attributable to the shareholders of Aoxing Pharmaceutical for the three months ended March 31, 2017 was $132,137  (or $0.00 per share), compared to net income of $622,720 (or $0.01 per share) for the three months ended March 31, 2016. For the first nine months ended March 31, 2017, net income attributed to the Company was $434,765 (or 0.01 per share), compared to $3,959,293 (or $0.05 per share) reported for the nine ended March 31, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

 Our cash balance as of March 31, 2017 was $7,080,460, compared to $6,912,100 as of June 30, 2016. Cash using for operating activities was $2,794,428 during the nine month period ended March 31, 2017, as compared to $1,965,846 cash used in operations during the nine month period ended March 31, 2016. Cash flow from operation was impacted by increases in accounts receivable $7,628,847 and prepaid expenses and other current assets $5,073,660, offset partially by higher accrued expenses and other current liabilities and accounts payable.  During this reporting period, we did not make any major investment.

During the nine month period ended March 31, 2017 we had net short-term borrowing of $3,183,152, whereas during the nine month period ended March 31, 2016 we completed a public offering of stock and warrants for net proceeds of $2,739,000 and borrowed $1,348,510 from related parties, a portion of which we used to satisfy $820,051 in bank loans and short-term debt.

Our working capital deficit on March 31, 2017 was $9,167,630, compared to $10,948,767 as of June 30, 2016. The improvement resulted primarily from a $7,628,847 increase in accounts receivable, although the effect of that increase on our balance sheets was partially offset by the $3,080,174 bad debt expense that we recorded in the nine months ended March 31, 2017. The increase in accounts receivable reflects the conversion of our marketing program from a distributor network to direct sales to hospitals, since accounts receivable from hospitals typically take longer to collect than those from distributors.

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

Management of the Company believes that the Company's large negative working capital will continue to improve going forward. Management expects the improvement to come from improved operating results, by extending short term into longer term loans, and by selling equity and converting debt to equity. Management anticipates that these improvements will enable the Company to reduce current high interest expenses and fund on-going operations.  The management of the Company will continue to address this situation in order for the Company to achieve a sound financial position going forward.

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

The Company did not effect any unregistered sales of equity securities during the quarter ended March 31, 2017.

(c)	Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2017.

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

AOXING PHARMACEUTICAL COMPANY, INC.

Date: May 15, 2017	By: /s/ Zhenjiang Yue
Zhenjiang Yue, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	By: /s/ Zheng James Chen
Zheng James Chen, Chief Financial Officer
(Principal Accounting and Financial Officer)